Form 10QSB
period 1999-09-30
CHINA BROADBAND CORP
filed 2000-07-11
CIK 1075247

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                   ------------------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _______________.

                         Commission file number 0-28345

                              China Broadband Corp.
                    (formerly Institute for Counseling, Inc.)
            --------------------------------------------------------
              (Exact name of small business issuer in its charter)


             NEVADA                                   52-2197688
---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


                           624 Wilderness Drive, S.E.,
                                Calgary, Alberta
                                 Canada T2J 1Z2
            --------------------------------------------------------
(Address of principal place of business or intended principal place of business)

                                 (403) 225-2198
            --------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of outstanding common shares, with $0.001 par value, of the registrant at September 30, 1999 was 2,304,000.

     Transitional  Small  Business  Disclosure  Format (check one):
Yes [ ] No [X]

                              CHINA BROADBAND CORP.
                    (formerly Institute for Counseling, Inc.)

                            INDEX TO THE FORM 10-QSB
                For the quarterly period ended September 30, 1999


                                                                          Page
                                                                          ----
Part I -  FINANCIAL INFORMATION ...........................................1

     ITEM 1. FINANCIAL STATEMENTS .........................................1

          Institute for Counseling, Inc. ..................................1
               Balance Sheet ..............................................1
               Statements of Loss and Deficit .............................2
               Statement of Cash Flows ....................................3
               Statement of Stockholders' Equity ..........................4
               Notes to the Financial Statements ..........................5

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS .........................7

Part II - OTHER INFORMATION ...............................................9

     ITEM 1. LEGAL PROCEEDINGS ............................................9

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ....................9

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..............................9

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........9

     ITEM 5. OTHER INFORMATION ............................................9

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .............................9


SIGNATURES

Part I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                         INSTITUTE FOR COUNSELLING INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)



                                               ASSETS
                                                                        September 30,        December 31,
                                                                            1999                 1998
                                                                      ---------------       -------------
Current
   Cash                                                               $     22,869           $    53,925
   Accounts receivable                                                       2,670                 1,606
                                                                      ---------------       -------------
                                                                      $     25,539           $    55,531
                                                                      ===============       =============

                                            LIABILITIES

Current
   Accounts payable                                                   $     14,964           $    24,626
                                                                      ---------------       -------------

                                      STOCKHOLDERS' EQUITY

Common stock - Note 2                                                       56,001                56,001
Deficit accumulated during the development
 stage                                                                     (45,426)              (25,096)
                                                                      ---------------       -------------
                                                                            10,575                30,905
                                                                      ---------------       -------------
                                                                      $     25,539           $    55,531
                                                                      ===============       =============



                             SEE ACCOMPANYING NOTES

                         INSTITUTE FOR COUNSELLING INC.
                          (A Development Stage Company)
                         STATEMENTS OF LOSS AND DEFICIT
                    ACCUMULATED DURING THE DEVELOPMENT STAGE
      for the nine month and three month periods ended September 30, 1999 and for the period February 9, 1993 (Date of Incorporation) to December 31, 1998
       and February 9, 1993 (Date of Incorporation) to September 30, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)



                                                                                          February 9, 1993     February 9, 1993
                                                       Nine months      Three months      (Date of Incor-      (Date of Incor-
                                                          Ended             ended           poration) to         poration) to
                                                      September 30,     September 30,       December 31,        September 30,
                                                          1999              1999                1998                 1999
                                                     --------------    --------------      --------------       ---------------
Expenses
   Accounting and audit                              $     2,510       $      1,510         $     3,963           $    6,473
   Consulting                                              2,300              2,300                   -                2,300
   Filing fees                                               355               (782)                  -                  355
   Foreign exchange                                          279                279                   -                  279
   Legal                                                   6,041             (4,459)              9,428               15,469
   Management services                                         -                  -              10,700               10,700
   Promotion and entertainment                             4,865                  -                   -                4,865
   Rent                                                    3,980              2,050               1,005                4,985
                                                     --------------    --------------      --------------       ---------------
Net loss for the period                                   20,330                898         $    25,096           $   45,426
                                                                                           ==============       ===============
Deficit accumulated during the development
 stage, beginning of the period                           25,096             44,528
                                                     --------------    --------------
Deficit accumulated during the development
 stage, end of the period                             $   45,426       $     45,426
                                                     ==============    ==============
Net loss per share                                    $     0.01       $       0.00
                                                     ==============    ==============
Weighted average number of shares
 outstanding (on a post forward split basis)           2,304,000          2,304,000
                                                     ==============    ==============





                             SEE ACCOMPANYING NOTES

                         INSTITUTE FOR COUNSELLING INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
      for the nine month and three month periods ended September 30, 1999 and for the period February 9, 1993 (Date of Incorporation) to December 31, 1998
       and February 9, 1993 (Date of Incorporation) to September 30, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)


                                                                                       February 9,         February 9,
                                                                                           1993               1993
                                                   Nine months      Three months       (Date of In-       (Date of In-
                                                      ended             ended        corporation) to      poration) to
                                                  September 30,     September 30,      December 31,       September 30,
                                                       1999             1999               1998               1999
                                                 --------------    --------------     --------------      --------------
Cash Flows from Operating
 Activities
  Net loss for the period                        $   (20,330)       $     (898)       $    (25,096)        $   (45,426)

  Changes in non-cash working capital
   balances related to operations
   Accounts receivable                                (1,064)             (140)             (1,606)             (2,670)
   Accounts payable                                   (9,662)           (1,134)             24,626              14,964
                                                 --------------    --------------     --------------      --------------
                                                     (31,056)           (2,172)             (2,076)            (33,132)
                                                 --------------    --------------     --------------      --------------
Cash Flows from Financing Activities

  Common stock issued                                          -             -              56,001              56,001
                                                 --------------    --------------     --------------      --------------
                                                               -             -              56,001              56,001
                                                 --------------    --------------     --------------      --------------
Net increase (decrease) in cash during the
 period                                              (31,056)           (2,172)             53,925              22,869

Cash, beginning of the period                         53,925            25,041                   -                   -
                                                 --------------    --------------     --------------      --------------
Cash, end of the period                          $    22,869        $   22,869        $     53,925         $    22,869
                                                 ==============    ==============     ==============      ==============









                             SEE ACCOMPANYING NOTES

                         INSTITUTE FOR COUNSELLING INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
  for the period February 9, 1993 (Date of Incorporation) to September 30, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)



                                                                                           Deficit
                                                                                         Accumulated
                                                               Common Stock               During the
                                                                 (Note 3)                Development
                                                          #                 $              Stage              Total
                                                    -----------       -----------       --------------     -----------
Issue of initial founders stock upon
 Incorporation                                             100          $      1         $       -         $       1
Net loss from incorporation to
 December 31, 1993                                           -                 -                (1)               (1)
                                                    -----------       -----------       --------------     -----------
Balance,  December  31, 1993,  1994,  1995,
1996 and 1997                                              100                 1         $      (1)        $       -
Twenty thousand for one forward
 Split of outstanding shares                         1,999,900                 -                 -                 -
Stock issued pursuant to an
 offering memorandum          - at $0.25               104,000            26,000                 -            26,000
Stock issued for cash         - at $0.15               200,000            30,000                 -            30,000
Net loss for the period ended
 December 31, 1998                                           -                 -           (25,095)          (25,095)
                                                    -----------       -----------       --------------     -----------
Balance, December 31, 1998                           2,304,000            56,001           (25,096)           30,905
Net loss for the period ended
 September 30, 1999                                          -                 -           (20,330)          (20,330)
                                                    -----------       -----------       --------------     -----------
Balance, September 30, 1999                          2,304,000          $ 56,001         $ (45,426)        $  10,575
                                                    ===========       ===========       ==============     ===========







                             SEE ACCOMPANYING NOTES

                         INSTITUTE FOR COUNSELLING INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)



Note 1    Interim Reporting

          These financial statements have not been audited or reviewed and have been prepared on a compilation basis only. Readers are cautioned that these statements may not be appropriate for their purposes. While the information presented in the accompanying interim nine month financial statements is unaudited, it includes all adjustments which are, in the opinion of management necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. It is suggested that these interim financial statements be read in conjunction with the company's annual audited December 31, 1998 financial statements.

Note 2    Common Stock

          a)   Authorized:

               50,000,000 common shares, no par value

          b)   Issued:

                                                                                             #                $
                                                                                        -----------      -----------
                   Issue of initial founders stock upon incorporation

                                                               - at $0.01                       100             1
                                                                                        -----------      -----------
                   Balance, December 31, 1997 and 1996                                          100             1
                   Twenty thousand for one forward split of outstanding stock
                                                                                          1,999,900             -
                   Stock issued for cash                       - at $0.15                   200,000        30,000
                   Stock issued pursuant to an offering memorandum
                                                               - at $0.25                   104,000        26,000
                                                                                        -----------      -----------
                  Balance, December 31, 1998 and September 30, 1999                       2,304,000        56,001
                                                                                        ===========      ===========

          c)   Commitments:

               Offering Memorandum

               The company received $26,000 and issued 104,000 shares pursuant to an offering memorandum dated September 15, 1998. The company has also allotted 15,000 common shares for future issuance at $0.25 per common share pursuant to the offering.

Institute for Counselling Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 1999 (Stated in US Dollars)
(Unaudited - See Note 1) - Page 2



Note 3    Uncertainty Due to the Year 2000 Issue

          The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the company, including those related to customers, suppliers or other third parties, have been fully resolved.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history and history of losses, the Company's relative concentration of customers, the risks related to the Company's ability to commercialize its technology, risks associated with changes in market demand for the Company's technology, risks involving the management of growth and integration of acquisitions, competition, product development risks and risks of technological change, dependence on third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings.

     During our year ended September 30, 1999, the Company's business strategy was to provide consulting services to emerging and start up businesses involved in the oil and gas sector. The Company also examined oil and gas projects of merit with the intention of acquiring financing and developing those projects.

     Subsequent to September 30, 1999, Institute for Counseling, Inc. acquired all of the issued and outstanding shares in the capital of China Broadband (BVI) Corp., a company incorporated under the laws of the British Virgin Islands and changed its name to China Broadband Corp. The Company began implementing a business strategy to become a leading facilities-based provider of high capacity, high speed Internet, data and voice services in the major urban markets throughout the People's Republic of China.

Nine Month Period Ended September 30, 1999

     The Company had no significant business activities and had no revenues from operations during the nine-month period ended September 30, 1999. During the nine-month period ended, the Company had expenses of $20,330, including accounting and audit expenses of $2,510; legal expenses of $6,041; consulting fees of $2,300; promotion and entertainment expenses of $4,865 and rent expense of $3,980. The accounting and auditing expenses and the legal expenses were primarily a result of the increased professional fees associated with becoming a reporting issuer under the Securities Exchange Act of 1934, as amended. The Company had a loss of $20,330 or $0.01 per share for the nine-month period ended September 30, 1999.

Three Month Period Ended September 30, 1999

     The Company had no significant business activities and had no revenues from operations during the three-month period ended September 30, 1999. During the three-month period ended, the Company incurred accounting and audit expenses of $1,510; expenses related to consulting fees of $2,300 and rent expense of $2,050. The Company also received a credit towards legal fees in the amount of $4,459. The Company's net expenses for the three-month period ended September 30, 1999 was $898. The Company had a loss of $898 for the three-month period ended September 30, 1999.

     Since the Company is in its development stage, all losses accumulated since inception have been considered as part of the Company's development stage activities.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through sales of its equity securities. As of September 30, 1999, the Company had cash and cash equivalents of $22,869, and working capital of $10,575. From inception to September 30, 1999, the Company had raised approximately $56,001 from the sale of such securities.

Subsequent Events

     On April 14, 2000, the Company completed a reverse-split of its common stock on a .65104 for 1 basis reducing the Company's issued and outstanding share capital to 1,500,000 shares of common stock. The Company also acquired all of the issued and outstanding shares in the capital of China Broadband (BVI)
Corp., a company incorporated under the laws of the British Virgin Islands, consisting of 15,000,000 common shares in consideration for an aggregate of 13,500,000 of our shares of common stock, pursuant to a securities purchase agreement. On April 27, 2000, the Company filed Articles of Amendment to the Articles of Incorporation in the State of Nevada. The former shareholders of China Broadband (BVI) became the controlling shareholders of China Broadband, Inc. The Company owns a 50% interest in Big Sky Network Canada Ltd., a British Virgin Islands corporation, and SoftNet Systems, Inc., a Delaware corporation, owns the remaining 50% interest. SoftNet Systems acquired its 50% interest in Big Sky Network by committing $2 million to fund Big Sky Network's deployment of Internet access on Shekou CATV and by providing $500,000 to Big Sky Network for working capital.

     At the time of our  acquisition of China Broadband  (BVI),  China Broadband
(BVI) had the following assets:

     o    $2.5 million in cash;
     o an executed cooperation joint venture agreement with Shekou CATV, approved by regulators in China;
     o letters of intent to enter into similar cooperation joint venture agreements with Zhuhai CATV, Cheugdu CATV, Dalian Metropolitan Network Centre and Cixi CATV; and
     o a management team experienced in negotiating cooperation joint venture agreements to implement a cable broadband fulfillment strategy in China.

     Because the Company had only approximately 1,500,000 (post reverse-split) shares issued and outstanding on the date of our acquistion of China Broadband
(BVI), the 13,500,000 new shares issued to the former shareholders of China Broadband (BVI) represented a majority holding of the Company's stock and consequently such shareholders obtained control of the corporation. In instances like this, accounting principles require that the transaction be reflected in financial statements as a "reverse acquisition" where the subsidiary essentially acquires the parent. In this form of accounting, the statements are created by aggregating the accounts of the subsidiary, as would have been the case if shareholders of China Broadband (BVI) had retained ownership, and then adding the accounts of the parent for the relevant period when all the companies came under common control. In this case, common control started immediately after the completion of the acquisition, effectively April 14, 2000. Consequently, the financial statements of the Company for periods subsequent to the acquisition will include the accounts of China Broadband (BVI) and Big Sky Network for the full fiscal period, but only the financial information for China Broadband Corp. for the period following the date of acquisition. Also, according to proper accounting practice to portray China Broadband Corp. and China Broadband (BVI) as if they were operating as a single entity, transactions between the companies will be eliminated.

     Subsequent to the nine-month period ended September 30, 1999, the Company raised cash of $3,750 pursuant to the sale of 15,000 shares of common stock during the three-month period ended March 31, 2000. Subsequent to the Company's acquisition of China Broadband (BVI) on April 14, 2000, the Company completed three private placements of 3,336,667 shares of our common stock for proceeds of $11,397,502.50.

PLAN OF OPERATION

     As of June 30, 2000, the Company's management anticipates that the Company currently has sufficient working capital to fund the Company's plan of operation through the year ended December 31, 2000. The Company's costs to fund its plan of operation for the fiscal year ending December 31, 2000 is estimated to be approximately $8 million to $10 million (primarily salaries, travel, office and other similar expenses). These funds are intended to permit us to expand our marketing efforts through additions to staff and to develop and execute a comprehensive market exposure program to implement our business strategy of becoming a leading facilities-based provider of high capacity, high speed Internet, data and voice services in the major urban markets throughout the People's Republic of China.

     The Company anticipates that its operating expenses and capital expenditure may increase significantly during the year ending December 31, 2001, the next phase of the Company's development. The amount and timing of expenditures during the year ending December 31, 2001 will depend on the success of any contracts it secures, and there is no assurance the Company will receive significant revenues or operate profitably. Current cash resources are not anticipated to be sufficient to fund the next phase of the Company's development and management intends to seek additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Company's objective, or result in commercial success.

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

          None.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          a)   Sales of Unregistered Securities

               None.

          b)   Use of Proceeds from Sales of Registered Securities

               Not Applicable.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

     ITEM 5. OTHER INFORMATION

     As of September 30, 1999, there were no changes in or disagreements with accountants on accounting or financial disclosure.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit
          Number                Description
          ------                -----------
           27                   Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    China Broadband Corp.
                                    (formerly Institute for Counseling, Inc.)



Date:  July 3, 2000                  By:      /s/ Matthew Heysel
                                              ----------------------------------
                                              Name:    Matthew Heysel
                                              Title:   Chief Executive Officer


Date:  July 3, 2000                  By:      /s/ Thomas Milne
                                              ----------------------------------
                                              Name:    Thomas Milne
                                              Title:   Chief Financial Officer
                                                       (Principal Financial and
                                                        Accounting Officer)

                                 EXHIBIT INDEX

          Exhibit
          Number                Description
          ------                -----------
           27                   Financial Data Schedule