Form 10KSB
period 1999-12-31
CHINA BROADBAND CORP
filed 2000-07-11
CIK 1075247

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     FOR THE FISCAL YEAR ENDED: December 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         Commission file number: 0-28345

                              China Broadband Corp.
                    (formerly Institute for Counseling, Inc.)
            --------------------------------------------------------
              (Exact name of small business issuer in its charter)


             NEVADA                                   52-2197688
---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


     624 Wilderness Drive, S.E.,
       Calgary, Alberta Canada                             T2J 1Z2
----------------------------------------       ---------------------------------
(Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number: (403) 225-2198

         Securities Registered Under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------
                                      None

         Securities Registered Under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value
         --------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for most recent fiscal year:  $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 1999 being $0.25 per share: $100,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1999: 2,304,000 shares of Common Stock.

Documents Incorporated by Reference: Portions of issuer's Current Report on Form 8-K is incorporated by reference into this Form 10-KSB

Transitional Small Business Format.   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I............................................................................................................1

Item 1.  Description of Business..................................................................................1

Item 2.  Description of Property..................................................................................1

Item 3.  Legal Proceedings........................................................................................2

Item 4.  Submission of Matters to a Vote of Security Holders......................................................2


PART II...........................................................................................................2

Item 5.  Market for Common Equity and Related Stockholder Matters.................................................2

Item 6.  Management's Discussion and Analysis of Financial Condition And Results of Operations....................2

Item 7.  Financial Statements.....................................................................................4

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................4


PART III..........................................................................................................5

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With
          Section 16(a) of the Exchange Act ......................................................................5

Item 10.  Executive Compensation..................................................................................7

Item 11.  Security Ownership of Certain Beneficial Owners and Management..........................................8

Item 12.  Certain Relationships and Related Transactions..........................................................9

Item 13.  Exhibits and Reports on Form 8-K........................................................................10


NOTE REGARDING FORWARD LOOKING STATEMENTS

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

PART I

Item 1.  Description of Business

     The Company was incorporated on February 9, 1993 in the State of Nevada. During the year ended December 31, 1999, the Company carried on no active business and was in a start up phase of its development.

     The Company's business and plan of operation was to provide consulting services to emerging and start up businesses involved in the oil and gas sector.

     The Company has not been bankrupt or in similar proceedings, nor has the Company gone through a material reclassification, or any material changes in the mode of conducting business.

     Events Subsequent to December 31, 1999.

     Subsequent to the Company's year ended December 31, 1999 on April 14, 2000, the Company acquired all of the issued and outstanding shares in the capital of China Broadband (BVI) Corp., a company incorporated under the laws of the British Virgin Islands, in consideration for an aggregate of 13,500,000 of the Company's shares of common stock and changed its name to "China Broadband, Inc." under the terms of a securities purchase agreement. The Company filed Articles of Amendment on April 27, 2000. The former shareholders of China Broadband (BVI) are now the controlling shareholders of China Broadband, Inc.

     At the time of the acquisition, China Broadband (BVI) Corp. owned a 50% interest in Big Sky Network Canada Ltd., a British Virgin Islands corporation ("Big Sky Network"). Big Sky Network seeks to become a leading facilities-based provider of high capacity, high speed Internet, data and voice services in the major urban markets throughout the People's Republic of China. Through the local fixed hybrid optical fibre-coaxial cable architecture of existing cable television networks in China, we intend to provide broadband (i.e., high capacity, high speed) data transport and dedicated Internet access to businesses, individuals, telecommunications carriers, Internet service providers, Internet content providers, e-commerce providers and systems integrators. Big Sky Networks has begun forming joint ventures with existing cable television operators in China. The Company anticipates that its joint venture partners will provide us with the bandwidth on their existing optical fibre-coaxial cable systems to enable us to provide high speed data transport and Internet access, advanced Web hosting, co-location, facilities-based Internet transport services and other enhanced Internet services on a large scale. Big Sky Networks has executed and received governmental approval for its first joint venture with Shekou CATV and has signed letters of intent with Zhuhai CATV, Cheugdu CATV, Dalian Metropolitan Network Centre and Cixi CATV. Big Sky Network is also negotiating additional agreements with cable television operators throughout China. SoftNet Systems, Inc., a Delaware corporation, owns the remaining 50% interest in Big Sky Network.

     Subsequent to the year ended December 31, 1999, the Company raised cash of $3,750 pursuant to the sale of 15,000 shares of common stock during the three-month period ended March 31, 2000. Subsequent to the Company's acquisition of China Broadband (BVI) on April 14, 2000, the Company completed three private placements of 3,336,667 shares of our common stock for gross proceeds of $11,397,502.50.

 Item 2.  Description of Property

     The Company maintains its principal office at 624 Wilderness Derive, SE, Calgary, Alberta.

     At the Company's year ended December 31, 1999, the Company's business strategy and plan of operation was to provide consulting services to emerging and start up businesses primarily in the oil and gas sector. The Company did not own any interest in oil and gas projects.

     The Company does not own any principal plants, mines or other physical properties.

Item 3.  Legal Proceedings

     The Company is not currently party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to securities holders during the fourth quarter covered by this annual report.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company is authorized to issue an unlimited number of Common Shares of which 2,304,000 common shares are issued and outstanding as of December 31, 1999. After the Company was incorporated, 100 common shares were issued to its founder, Philip Herr. Effective July 1, 1998, the Company completed a 1-for-20,000 forward share split. During the year ended December 31, 1998, the Company completed two offerings pursuant to Rule 504, Regulation D under the Securities Act, and sold 200,000 and 104,000 shares, respectively, pursuant in reliance on those exemptions. The share offerings were made in compliance with the requirements of Rule 504 promulgated by the Commission under the 1933 Act, and the Company is not excluded from relying on Rule 504 by reason of Rule 504(a)(3).

     As of December 31, 1999, there was no public trading market for the Company's securities. The Company intends to have a Form 15c-211 filed on its behalf to qualify its common stock for quotation on the NASD over the counter bulletin board in the third quarter 2000.

Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

     During our year ended December 31, 1999, the Company's business strategy was to provide consulting services to emerging and start up businesses involved in the oil and gas sector. The Company also examined oil and gas projects of merit with the intention of acquiring financing and developing those projects.

     Subsequent to March 31, 2000, China Broadband Corp. (formerly Institute for Counseling, Inc.) acquired all of the issued and outstanding shares in the capital of China Broadband (BVI) Corp., a company incorporated under the laws of the British Virgin Islands, and began implementing a business strategy to become a leading facilities-based provider of high capacity, high speed Internet, data and voice services in the major urban markets throughout the People's Republic of China.

Year Ended December 31, 1999 compared to December 31, 1998

     The Company had no significant business activities and had no revenues from operations during either the year ended December 31, 1999 or year ended December 31, 1998. During the year ended December 31, 1999, the Company incurred expenses of $28,034 compared to of $25,095 for the same period in 1998. Accounting and audit expenses increased only slightly to $4,010 for year ended December 31, 1999 from $3,963 in 1998. Legal expenses decreased to $7,895 for the year ended December 31, 1999, from $9,527 in 1998. Consulting and management fees were $4,600 during the year ended December 31, 1999, down from $10,700 in 1998. Rent expense increased to $6,030 during the year ended December 31, 1999, from $1,000 in 1998. The Company incurred no promotional expenses during the year ended December 31, 1998, compared to $4,865 during the same period in 1999. The Company had a loss of $28,034 or $0.01 per share compared to of $25,095 or $0.01 per share for 1998.

Year Ended December 31, 1998 compared to December 31, 1997

     The Company had no revenues and a loss of $25,096 or $0.01 per share during the year ended December 31, 1998. The Company incurred start up expenses of $25,095 during 1998. The Company had working capital of $30,905 at December 31, 1998.

     The Company was inactive from the date of its incorporation through December 31, 1997. Through December 31, 1997, it raised no significant capital or incurred significant expenses. Its share capital at December 31, 1997 records the issue of 100 common shares with paid in share capital of $1.00.

     Since the Company is in its development stage, all losses accumulated since inception have been considered as part of the Company's development stage activities.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through sales of its equity securities. As of December 31, 1999, the Company had cash and cash equivalents of $16,089, and working capital deficiency of $2,871. From inception to December 31, 1999, the Company had raised approximately $56,001 from the sale of such securities.

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

     Because the Company had only approximately 1,500,000 (post reverse-split) shares issued and outstanding on the date of our acquisition of China Broadband
(BVI), the 13,500,000 new shares issued to the former shareholders of China Broadband (BVI) represented a majority holding of the Company's stock and consequently such shareholders obtained control of the corporation. In instances like this, accounting principles require that the transaction be reflected in financial statements as a "reverse acquisition" where the subsidiary essentially acquires the parent. In this form of accounting, the statements are created by aggregating the accounts of the subsidiary, as would have been the case if shareholders of China Broadband (BVI) had retained ownership, and then adding the accounts of the parent for the relevant period when all the companies came under common control. In this case, common control started immediately after the completion of the acquisition, effectively April 14, 2000. Consequently, the financial statements of the Company for periods subsequent to the acquisition will include the accounts of China Broadband (BVI) and Big Sky Network for the full fiscal period, but only the financial information for China Broadband Corp. for the period following the date of acquisition. Also, according to proper accounting practice to portray China Broadband and China Broadband (BVI) as if they were operating as a single entity, transactions between the companies will be eliminated.

     Subsequent to the Company's acquisition of China Broadband (BVI) on April 14, 2000, the Company completed a private placement of 3,336,667 shares of our common stock for proceeds of $11,397,502.50.

PLAN OF OPERATION

     As of June 30, 2000, the Company's management anticipates that the Company currently has sufficient working capital to fund the Company's plan of operation through the year ended December 31, 2000. The Company's to fund its plan of operation through December 31, 2000 is estimated to be approximately $8,000,000 to $10,000,000 (primarily salaries, travel, office, marketing, legal, accounting, and other similar expenses). These funds are intended to permit us to expand our marketing efforts through additions to staff and to develop and execute a comprehensive market exposure program to implement our business strategy of becoming a leading facilities-based provider of high capacity, high speed Internet, data and voice services in the major urban markets throughout the People's Republic of China.

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

Item 7.  Financial Statements

     Reference is made to the financial statements, the reports thereon, the notes thereto, and supplementary data commencing at page F-1 of this Form 10-KSB, which financial statements, reports, notes, and data are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     As of December 31, 1999, there were no changes in or disagreements with accountants on accounting or financial disclosure.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act


Executive Officers and Directors

     The following table sets forth information, as of December 31, 1999, regarding the executive officers and directors of the Corporation:

Name                        Age      Position
----------------------- ------------ -------------------------------------------
James Charuk                39       President/Director

Brent Shaw                  36       Secretary/Treasurer/Director

Michael Kang                41       Director


     The following is a brief biographical information on each of the officers, directors and significant employees listed above:

     James Charuk, age 39, served as the President and a Director of the Company from June 22, 1998 through April 14, 2000. He is a principal of Western Atlas International, a Houston, Texas based company specializing in geoscience and interpretation services for forestry and mining companies. Born in Canada, he earned a Bachelor of Science degree from Mount Allison University in Moncton, New Brunswick in 1981. Mr. Charuk's responsibilities including overseeing an annual budget in excess of $14.0 Million USD for Western Atlas in the areas of Geoscience and Interpretation Software Systems and Data Analysis. During 1990/1991 Mr. Charuk was a database analyst for Chevron Information and Technology of Houston, and from 1985 until 1990 he was a systems analyst for Digitech Information specializing in oil reservoir analysis.

     Brent Shaw, age 36, served as Secretary and a Director of the Company from July 1, 1998 through April 14, 2000. He has been involved in the information and implementation of several private ventures in the restaurant and hospitality businesses. Some of Mr. Shaw's accomplishments include the setup of Network Beverage Ltd., where he specialized in catering alcohol for special events. He was instrumental in the formation of Beverage Concepts, an international alcohol distribution company. During 1996 - 1997, Mr. Shaw purchased the lease of Legends Grill and Tap Room and has recently reopened this restaurant.

     Michael Kang, age 41, served as a Director of the Company from November 1, 1998 through April 14, 2000. He is a founding partner of Capital West Financial Group, a private investment and capital management firm in Vancouver, British Columbia. Mr. Kang earned his Bachelor of Commerce degree from the University of Toronto in 1981. Mr. Kang owned Prism Graphics Inc., a sheet feed printer in the State of Arizona, which was sold and founded Capital West of Vancouver, British Columbia. In 1998, Mr. Kang founded Digital Commerce Inc., ("DCI"), a private Company incorporated in Nevis, which is developing an internet bank, Th@tbank.com, which provides a variety of banking transactions and services over the internet. In June 1999, DCI completed a reverse takeover of Systems Assurance Corporation, a Delaware Company which trades on the NASD-OTC Bulletin Board. Systems Assurance Corporation has changed its name to Digital Commerce International, Inc. Mr. Kang was appointed a director and assumed the position of Chairman and Chief Executive Officer of Digital Commerce International, Inc. on August 13, 1999.

     Subsequent to the Company's year ended December 31, 1999, each of the above named officers and directors resigned. On April 14, 2000, the following persons were appointed as officers and directors of the Company:


Name                        Age      Position
----------------------- ------------ -------------------------------------------
Matthew Heysel              43       Chairman of the Board, Chief Executive
                                     Officer since April 14, 2000

Daming Yang                 42       Director and President since April 14, 2000

Tom Milne                   53       Director and Chief Financial Officer
                                     since April 14, 2000


     The following is a brief biographical information on each of the officers, directors and significant employees of the Company as of June 28, 2000:

     Matthew Heysel, age 43, was appointed to serve as Chairman of the Board of Directors and Chief Executive Officer of China Broadband Corp. from April 14, 2000 to the present. He also serves as the chairman of Big Sky Network Canada Ltd, (a subsidiary of China Broadband Corp.) and has held that position since May of 1999. Previously, he served as Vice President of Corporate Finance of Yorkton Securities, a Canadian independent securities firm, where he was responsible for corporate finance in the oil and gas sector from April 1997 through April 1999. From October 1999 to the present, Mr. Heysel has served President and a director of New Energy West Corp., a junior oil and gas exploration company.

     Mr. Daming Yang, age 42, was appointed to serve on our Board of Directors and as our President since April 14, 2000. He has also served as the President and a member of the board of directors of Big Sky Network Canada Ltd., our subsidiary, since May of 1999. From 1993 through 1999, Mr. Yang served as Vice President and then President of Tongli Energy Technical Service Co. Ltd., an importer of high-technology equipment to China.

     Mr. Tom Milne, age 53, was appointed to serve on our Board of Directors, as Vice President of Finance, and as Chief Financial Officer since April 14, 2000. He also has served as the Chief Financial Officer of Big Sky Network Canada Ltd, our subsidiary, since May of 1999. From 1985 through 1997, Mr. Milne was Vice President of Corporate Finance, Treasurer, and director of Nova Finance International. He was the Vice President of Finance and Chief Financial Officer of Arakis Energy (now Talisman Energy Corp.), an oil and gas company; Vice President of McLeod Young Wier Ltd. (now Scotia Capital Markets); and Treasurer of Elf Acquitaine Group (UK) PLC. Since March 1998, Mr. Milne has served as Chief Executive Officer of Precise Details, Inc. Mr. Milne currently serves on the board of directors of Talisman Energy Corp., Nova Finance International, and Elf Acquitaine Group (UK) PLC.

     The Articles of Incorporation of the Company provide for the holders of share of common stock to elect the members of the Board of Directors at the Annual Meeting of Stockholders. The Company's Articles of Incorporation provide for its Directors to serve terms of one year each.

Item 10.  Executive Compensation

                     COMPENSATION OF DIRECTORS AND OFFICERS

     The following table sets forth the compensation paid to our directors and officers during the fiscal year ended December 31, 1999.

                                             Summary Compensation Table
                                             (in United States Dollars)
                                 Annual Compensation                     Long Term Compensation
                      ----------------------------------------------------------------------------------
                                                                           Awards             Payouts
                                                                ----------------------------------------
                                                                                Restricted
                                                                  Securities     Shares or
                      Fiscal                       Other Annual     under       Restricted     LTIP
 Name and Principal    Year    Salary      Bonus   Compensation  Options/SARs   Share Units    Payouts    All Other
      Position         Ended    (US$)      (US$)       (US$)      Granted (#)      (US$)        (US$)   Compensation
---------------------------------------------------------------------------------------------------------------------
James Charuk,          1999      nil        nil         nil          nil            nil         nil         nil
President/Director

Brent Shaw,            1999      nil        nil         nil          nil            nil         nil         nil
Secretary/Treasurer/
Director

Michael Kang,          1999      nil        nil         nil          nil            nil         nil         nil
Director
-----------------------

     We do not have a long-term incentive plan under which cash or non-cash compensation intended to serve as an incentive for performance (whereby performance is measured by reference to financial performance or the price of our securities) was paid or distributed to the executive officers listed above during the most recently completed financial year.

     During our most recently completed financial year ended December 31, 1999, we did not have a pension plan for our directors, officers or employees.

Director Compensation

     None of our directors have received any cash compensation, directly or indirectly, for their services rendered during our most recently completed financial year. The Company does not have any non-cash compensation plans for its directors and the Company does not propose to pay or distribute any non-cash compensation during the current financial year, other than by granting stock options.

Options to Purchase Securities

     During our most recently completed financial year ended December 31, 1999, we did not grant any SAR or stock options.

Employment Agreements

     As of December 31, 1999, the Company did not have any employment agreements with its employees or officers.

Indebtedness of Directors and Senior Officers

     None of the Company's directors or senior officers or any of our associates or affiliates, are or have been indebted to the Company at any time since the beginning of the last completed financial year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 1999 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each director and officer, and (iii) officers and directors as a group. Unless noted, the parties named below have sole voting and investment power with respect to the shares indicated:

Name and Address                            Number of
of Beneficial Owner                           shares      Percentage of Class(1)
--------------------------------------------------------------------------------
James Charuk                                  800,000             40%
3503 Cedar Locust Court
Sugarland, Texas

Brent Shaw                                    800,000             40%
2008-1128 Quebec St.
Vancouver, BC

Philip Herr                                   400,000             20%
c/o Suite, 4960 S. Virginia Street
Reno, Nevada 89502

MDI Small Cap Fund                            100,000              5%
P.O. Box 228, Temple Building,
Tropicana Plaza, Leeward Highway,
Providenciales, Turks & Caicos Islands,
B.W.I.

Murdoch & Company                             100,000              5%
6 Front Street Hamilton,
Bermuda

All Directors and Officers as a Group       1,600,000             80%
---------------------------

(1) Based on 2,304,000 shares of common stock issued and outstanding as of December 31, 1999. On April 14, 2000, the Company completed a reverse-split of its common stock on a .65104 for 1 basis reducing its issued and outstanding share capital to 1,500,000 shares of common stock. The Company also acquired all of the issued and outstanding shares in the capital of China Broadband (BVI) Corp., by issuing 13,500,000 shares of common stock for, pursuant to a securities purchase agreement. Subsequent to the Company's acquisition of China Broadband (BVI) on April 14, 2000, the Company completed a private placement of 3,336,667 shares of our common stock for proceeds of $11,397,502. As of June 30, 2000, the Company had 18,336,667 shares of common stock issued and outstanding.

Changes In Control

     As of December 31, 1999, the Company had no arrangements pending, which might result in a change in control. Subsequent to December 31, 1999, the Company entered into a securities purchase agreement that resulted in a change of control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events."

SEC Filings.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and 10 percent shareholders to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and 10 percent shareholders are required by Commission regulations to furnish the Company with all Section 16(a) reports they file.

     Based solely on the Company's review of copies of such reports and written representations from the Company's officers and directors, the Company believes that all required reports were filed on time during the year ended December 31, 1999, except the following persons failed to file Form 3 initial reports and Form 5 annual reports: James Charuk, Brent Shaw and Philip Herr.

Item 12.  Certain Relationships and Related Transactions

     There have been no material transactions in the past two years or proposed transactions to which the Company has been or proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved.

     The Company has no promoters other than its President, James Charuk, its Secretary/Treasurer, Brent Shaw, and Director, Michael Kang. There have been no transactions, which have benefited or are intended to benefit Messrs. Charuk, Shaw or Kang.

Transactions Between The Company And Management

     Each of the officers and directors of the Company are engaged in other business, either individually or through partnerships and corporations in which they have an interest, hold an officer or serve on Boards of Directors to which they devote substantial time. Certain conflicts of interest may arise between the Company and its officers and directors with respect to the time commitment which management is able to devote to the Company.

     The Company will attempt to resolve any such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise a good faith and integrity in handling the Company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and all other similarity situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to the Company.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number         Description
------         -----------

 3.01(1) Certificate of Incorporation of the Company consisting of the Articles of Incorporation filed with the Secretary of the State of Nevada on February 9, 1993

 3.02 Amendment to Certificate of Incorporation of the Company filed with the Secretary of the State of Nevada on April 14, 2000

 3.03(2)       Bylaws

10.1(3)        Purchase Agreement for the Acquisition of CB-BVI

10.2(4)        Joint Venture Contract between Big Sky and China Merchants

27.1           Financial Data Schedule.
-------------------------

(1)      Previously filed on December 2, 1999 on Form 10-SB as Exhibit 3.01.
(2)      Previously filed on December 2, 1999 on Form 10-SB as Exhibit 3.02.
(3)      Previously filed on April 28, 2000 as Exhibit 2.
(4)      Previously filed on April 28, 2000 as Exhibit 10.


     (b)  Reports on Form 8-K

          Reports on Form 8-K on April 28, 2000

PART F/S


                         INSTITUTE FOR COUNSELLING INC.

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

                             (Stated in US Dollars)

TERRY AMISANO LTD.                                               AMISANO  HANSON
KEVIN HANSON, C.A.                                         CHARTERED ACCOUNTANTS



                          INDEPENDENT AUDITORS' REPORT


To the Directors,
Institute for Counselling Inc.

We have audited the accompanying balance sheets of Institute for Counselling Inc. (A Development Stage Company) as at December 31, 1999 and 1998 and the statements of loss and deficit accumulated during the development stage, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997 and for the period February 9, 1993 (Date of Incorporation) to December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 and for the period February 9, 1993 (Date of Incorporation) to December 31, 1999 in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the developmental stage and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note1, raise substantial doubt that the company will be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                               "AMISANO HANSON"
March 24, 2000                                             Chartered Accountants




Suite 604 - 750 West Pender Street, Vancouver, BC, Canada, V6C 2T7
                                                    Telephone: (604) 689-0188
                                                    Facsimile: (604) 689-9773
                                                    E-MAIL:     amishan@istar.ca

                         INSTITUTE FOR COUNSELLING INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                             (Stated in US Dollars)

                                ASSETS
                                                                   1999                 1998
                                                               ------------        ------------
Current
   Cash                                                        $   16,089          $    53,925
   Accounts receivable                                              3,032                1,606
                                                               ------------        ------------
                                                               $   19,121          $    55,531
                                                               ============        ============


                              LIABILITIES

Current
   Accounts payable                                            $   16,250          $    24,626
                                                               ------------        ------------

                         STOCKHOLDERS' EQUITY

Common stock - Note 3                                              56,001               56,001
Deficit accumulated during the development stage                  (53,130)             (25,096)
                                                               ------------        ------------
                                                                    2,871               30,905
                                                               ------------        ------------
                                                               $   19,121          $    55,531
                                                               ============        ============


Nature and Continuance of Operations - Note 1
Commitments - Note 3
Subsequent Event - Notes 3 and 6





                             SEE ACCOMPANYING NOTES

                         INSTITUTE FOR COUNSELLING INC.
                          (A Development Stage Company)
                         STATEMENTS OF LOSS AND DEFICIT
                    ACCUMULATED DURING THE DEVELOPMENT STAGE
        for the years ended December 31, 1999, 1998 and 1997 and for the period February 9, 1993 (Date of Incorporation) to December 31, 1999
                             (Stated in US Dollars)
                              --------------------


                                                                                                            February 9, 1993
                                                                                                            (Date of Incor-
                                                                                                              poration) to
                                                                                                              December 31,
                                                          1999              1998              1997                1999
                                                    -----------       -----------       -----------          --------------
Expenses
   Accounting and Audit                             $    4,010        $    3,963        $        -           $     7,973
   Foreign exchange                                        279                 5                 -                   284
   Legal                                                 7,895             9,527                 -                17,323
   Filing fees                                             355                 -                 -                   355
   Management services                                       -            10,700                 -                10,700
   Consulting                                            4,600                 -                 -                 4,600
   Rent                                                  6,030             1,000                 -                 7,030
   Promotion                                             4,865                 -                 -                 4,865
                                                    -----------       -----------       -----------          --------------
Net loss for the period                                 28,034            25,095                 -           $    53,130
                                                                                                             ==============
Deficit, beginning of period                            25,096                 1                 1
                                                    -----------       -----------       -----------
Deficit, end of period                              $   53,130        $   25,096        $        1
                                                    ===========       ===========       ===========
Net loss per share                                  $     0.01        $     0.01        $        -
                                                    ===========       ===========       ===========
Weighted average number of shares
 outstanding (on a post forward split basis)         2,304,000         2,000,000         2,000,000
                                                    ===========       ===========       ===========





                             SEE ACCOMPANYING NOTES

                         INSTITUTE FOR COUNSELLING INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        for the years ended December 31, 1999, 1998 and 1997 and for the period February 9, 1993 (Date of Incorporation) to December 31, 1999
                             (Stated in US Dollars)
                              --------------------


                                                                                                             February 9, 1993
                                                                                                             (Date of Incor-
                                                                                                              poration) to
                                                                                                              December 31,
                                                        1999              1998             1997                   1999
                                                    -----------       -----------       -----------          --------------
Cash Flows from Operating Activities

  Net loss for the period                           $  (28,034)      $   (25,095)        $      -             $    (53,130)

  Changes in non-cash working capital
   balances related to operations
   Accounts receivable                                  (1,426)           (1,606)               -                   (3,032)
   Accounts payable                                     (8,376)           24,626                -                   16,250
                                                    -----------       -----------       -----------          --------------
                                                       (37,836)           (2,075)               -                  (39,912)
                                                    -----------       -----------       -----------          --------------
Cash Flows from Financing Activity

  Common stock issued                                        -            56,000                -                   56,001
                                                    -----------       -----------       -----------          --------------
                                                             -            56,000                -                   56,001
                                                    -----------       -----------       -----------          --------------
Increase (decrease) in cash during the period          (37,836)           53,925                -                   16,089

Cash, beginning of the period                           53,925                 -                -                        -
                                                    -----------       -----------       -----------          --------------
Cash, end of the period                             $   16,089       $    53,925         $      -             $     16,089
                                                    ===========       ===========       ===========          ==============





                             SEE ACCOMPANYING NOTES

                         INSTITUTE FOR COUNSELLING INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
  for the period February 9, 1993 (Date of Incorporation) to December 31, 1999
                             (Stated in US Dollars)
                              --------------------


                                                                                           Deficit
                                                                                         Accumulated
                                                               Common Stock               During the
                                                                 (Note 3)                Development
                                                          #                 $              Stage              Total
                                                    -----------       -----------       --------------     -----------
Issue of initial founders stock upon
 Incorporation                                             100          $      1         $       -         $       1
Net loss from incorporation to
 December 31, 1993                                           -                 -                (1)               (1)
                                                    -----------       -----------       --------------     -----------
Balance,  December  31, 1993,  1994,  1995,
1996 and 1997                                              100                 1         $      (1)        $       -
Twenty thousand for one forward
 Split of outstanding shares                         1,999,900                 -                 -                 -
Stock issued pursuant to an
 offering memorandum          - at $0.25               104,000            26,000                 -            26,000
Stock issued for cash         - at $0.15               200,000            30,000                 -            30,000
Net loss for the period ended
 December 31, 1998                                           -                 -           (25,095)          (25,095)
                                                    -----------       -----------       --------------     -----------
Balance, December 31, 1998                           2,304,000            56,001           (25,096)           30,905
Net loss for the period ended
 December 31, 1999                                           -                 -           (28,034)          (28,034)
                                                    -----------       -----------       --------------     -----------
Balance, December 31, 1999                           2,304,000          $ 56,001         $ (53,130)        $   2,871
                                                    ===========       ===========       ==============     ===========









                             SEE ACCOMPANYING NOTES

                         INSTITUTE FOR COUNSELLING INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                             (Stated in US Dollars)
                             ----------------------



Note 1    Nature and Continuance of Operations

          The company was incorporated in Nevada on February 9, 1993, as Institute for Counselling Inc. The company is a development stage company and is seeking new business opportunities.

          These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $53,130 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern.

Note 2    Summary of Significant Accounting Policies

          The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

          The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

          Development Stage Company

          The company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. All losses accumulated since inception has been considered as part of the company's development stage activities.

          Income Taxes

          The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

          Loss Per Share

          Loss per share has been calculated upon the weighted average number of shares outstanding during the year.

Institute for Counselling Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 9, 1993 (Date of Incorporation to December 31, 1999
(Stated in US Dollars) - Page 2



Note 2    Summary of Significant Accounting Policies - (cont'd)

          Fair Value of Financial Instruments

          The carrying value of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

Note 3    Common Stock

          a)   Authorized:

               50,000,000 common shares, no par value

          b)   Issued:

                                                                                             #                 $
                                                                                    -----------       ---------
             Issue of initial founders stock upon incorporation
                                                    - at $0.01                             100                1
                                                                                    -----------       ---------
             Balance, December 31, 1997 and 1996                                           100                1
              Twenty thousand for one forward split of outstanding stock
                                                                                     1,999,900                -
              Stock issued for cash                 - at $0.15                         200,000           30,000
              Stock issued pursuant to an offering memorandum
                                                    - at $0.25                         104,000           26,000
                                                                                    -----------       ---------
             Balance, December 31, 1998 and 1999                                     2,304,000           56,001

          c)   Commitments:

               Offering Memorandum

               The company has allotted 15,000 common shares for future issuance at $0.25 per common share pursuant to an offering memorandum dated September 5, 1998. Subsequent to December 31, 1999 the company received $3,750 for this issuance.

Institute for Counselling Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 9, 1993 (Date of Incorporation to December 31, 1999
(Stated in US Dollars) - Page 3



Note 4    Deferred Tax Assets

          The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 31, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

          The following table summarizes the significant components of the company's deferred tax assets:

                                                                      Total
                                                                   -----------
          Deferred Tax Assets
            Non-capital loss carryforwards                         $   53,130
                                                                   ==========

          Total deferred tax assets                                $   26,565
          Valuation allowance for deferred tax asset                  (26,565)
                                                                   -----------
                                                                   $        -
                                                                   ===========

          The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 5    Income Taxes

          No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 1999, the company has net operating loss carryforwards, which expire commencing in 2007 totalling approximately $53,130, the potential tax benefit of which has not been recorded in the financial statements.

Institute for Counselling Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 9, 1993 (Date of Incorporation to December 31, 1999
(Stated in US Dollars) - Page 4



Note 6    Subsequent Events - Note 3

          Subsequent to December 31, 1999, the company entered into a purchase agreement to acquire 100% of the outstanding shares of China Broadband
          (BVI) Corp ("CBB") for 13,500,000 common treasury shares. CBB owns a 50% interest in Big Sky Network Canada Ltd., a company duly incorporated under the laws of the British Virgin Islands.

          Prior to closing this transaction, the company has agreed to effect a share consolidation on the basis of consolidating one old share for
          0.65104 new shares (this will result in 1,500,000 new shares issued and outstanding prior to the closing). In addition, prior to closing, the company agreed to change its name to China Broadband Corp.

          Closing of the purchase agreement is subject to shareholder approval, which must be obtained prior to March 31, 2000 or the purchase agreement will be terminated.

Note 7    Uncertainty Due to the Year 2000 Issue

          The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers or other third parties, have been fully resolved.

Note 8    New Accounting Standards

          In April 1998, the Accounting Standards Executive committee issued SOP 98-5, "Reporting on the cost of start-up activities". This statement is effective for fiscal years beginning after December 15, 1998. Adopting this standard does not have a material impact on the company's financial position, results of operations or cash flows.

          In June 1998, the Financial Accounting Standards board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardized the accounting for derivative instruments. SFAS is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adopting this standard will not have a significant impact on the company's financial positions, results of operations or cash flows.

                                   SIGNATURES

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew Heysel and Thomas Milne, as his true and lawful attorney-in-fact and agent with full power of substitution and substitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Registration Statement on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 9, 2000

                                  China Broadband Corp.
                                  (formerly Institute for Counseling, Inc.)


                                  /s/ Matthew Heysel
                                  ----------------------------------------------
                                  Matthew Heysel, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                   Title                              Date
       ---------                   -----                              ----


/s/ Matthew Heysel              Chairman of the Board,             July 3, 2000
--------------------------      Chief Executive Officer
Matthew Heysel                  and Director
                                (Principal Executive Officer)


/s/ Thomas Milne                Chief Financial Officer            July 3, 2000
--------------------------      (Principal Financial Officer
Thomas Milne                    and Accounting Officer)


/s/ Daming Yang
--------------------------      Director and President             July 3, 2000

                                  EXHIBIT INDEX

Exhibit
Number         Description
------         -----------

 3.01(1) Certificate of Incorporation of the Company consisting of the Articles of Incorporation filed with the Secretary of the State of Nevada on February 9, 1993

 3.02 Amendment to Certificate of Incorporation of the Company filed with the Secretary of the State of Nevada on April 14, 2000

 3.03(2)       Bylaws

10.1(3)        Purchase Agreement for the Acquisition of CB-BVI

10.2(4)        Joint Venture Contract between Big Sky and China Merchants

27.1           Financial Data Schedule.
-------------------------

(1)      Previously filed on December 2, 1999 on Form 10-SB as Exhibit 3.01.
(2)      Previously filed on December 2, 1999 on Form 10-SB as Exhibit 3.02.
(3)      Previously filed on April 28, 2000 as Exhibit 2.
(4)      Previously filed on April 28, 2000 as Exhibit 10.