Form 10QSB
period 2000-03-31
CHINA BROADBAND CORP
filed 2000-07-11
CIK 1075247

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ______________.

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

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of outstanding common shares, with $0.001 par value, of the registrant at March 31, 2000 was 2,319,500.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              CHINA BROADBAND CORP.
                    (formerly Institute for Counseling, Inc.)

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended March 31, 2000


                                                                         Page

Part I -  FINANCIAL INFORMATION ...........................................1

     ITEM 1. FINANCIAL STATEMENTS .........................................1

               Institute for Counseling, Inc. .............................1
                    Balance Sheet .........................................1
                    Statement of Loss and Deficit .........................2
                    Statement of Cash Flow ................................3
                    Statement of Stockholders' Equity (Deficiency) ........4
                    Notes to the Financial Statements .....................5

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

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..............................9

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........9

     ITEM 5. OTHER INFORMATION ............................................9

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .............................9


SIGNATURES

Part I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                         INSTITUTE FOR COUNSELLING INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                             (Stated in US Dollars)
                                   (Unaudited)


                                    ASSETS                                      March 31,          December 31,
                                                                                   2000                 1999
                                                                               ------------         ------------
Current
   Cash                                                                        $    6,396            $  16,089
   Accounts receivable                                                              1,376                3,032
                                                                               ------------         ------------
                                                                               $    7,772            $  19,121
                                                                               ============         ============
                                   LIABILITIES

Current
   Accounts payable                                                            $   11,663            $  16,250
                                                                               ------------         ------------

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock - Note 2                                                              59,751               56,001
Deficit accumulated during the development stage                                  (63,642)             (53,130)
                                                                               ------------         ------------
                                                                                   (3,891)               2,871
                                                                               ------------         ------------
                                                                               $    7,772            $  19,121
                                                                               ============         ============


Commitments - Note 2
Subsequent Events - Note 3





                             SEE ACCOMPANYING NOTES

                         INSTITUTE FOR COUNSELLING INC.
                          (A Development Stage Company)
                         STATEMENTS OF LOSS AND DEFICIT
                    ACCUMULATED DURING THE DEVELOPMENT STAGE
      for the three month periods ended March 31, 2000 and 1999 and for the period February 9, 1993 (Date of Incorporation) to March 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                            February 9, 1993
                                                                                                            (Date of Incor-
                                                                         (3 months)         (3 months)         poration) to
                                                                          March 31,          March 31,          March 31,
                                                                            2000               1999                2000
                                                                       ------------        -----------       ---------------
Expenses
   Accounting and audit                                                $      3,256        $        -        $   11,229
   Foreign exchange                                                             634               121               918
   Legal                                                                      1,348             4,000            18,671
   Filing fees                                                                    -               355               355
   Management services                                                            -                 -            10,700
   Consulting                                                                 3,200                 -             7,800
   Rent                                                                       2,074             1,505             9,104
   Promotion                                                                      -             4,865             4,865
                                                                       ------------        -----------       ---------------
Net loss for the period                                                      10,512            10,846         $  63,642

Deficit, beginning of the period                                             53,130            25,096
                                                                       ------------        -----------
Deficit, end of the period                                              $    63,642        $   35,942
                                                                       ============        ===========
Net loss per share                                                      $     0.005        $    0.005
                                                                       ============        ===========
Weighted average number of shares
 outstanding (on a post forward split basis)                              2,311,500         2,304,000
                                                                       ============        ===========



                             SEE ACCOMPANYING NOTES

                         INSTITUTE FOR COUNSELLING INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
      for the three month periods ended March 31, 2000 and 1999 and for the period February 9, 1993 (Date of Incorporation) to March 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                            February 9, 1993
                                                                                            (Date of Incor-
                                                         (3 months)        (3 months)         poration) to
                                                          March 31,         March 31,          March 31,
                                                            2000              1999                2000
                                                        ------------      -----------       ---------------
Cash Flows from Operating Activities
  Net loss for the period                               $  (10,512)      $   (10,846)        $   (63,642)

  Changes in non-cash working capital
   balances related to operations
   Accounts receivable                                       1,656              (462)             (1,376)
   Accounts payable                                         (4,587)          (13,528)             11,663
                                                        ------------      -----------       ---------------
                                                           (13,443)          (24,836)            (53,355)
                                                        ------------      -----------       ---------------

Cash Flows from Financing Activity
  Common stock issued                                        3,750                 -              59,751
                                                        ------------      -----------       ---------------

Increase (decrease) in cash during the period               (9,693)          (24,836)              6,396

Cash, beginning of the period                               16,089            53,925                   -
                                                        ------------      -----------       ---------------

Cash, end of the period                                $     6,396       $    29,089         $     6,396
                                                        ============      ===========       ===============







                             SEE ACCOMPANYING NOTES

                         INSTITUTE FOR COUNSELLING INC.
                          (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the period February 9, 1993 (Date of Incorporation) to March 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)




                                                                                           Deficit
                                                                                         Accumulated
                                                               Common Stock               During the
                                                                 (Note 3)                Development
                                                          #                 $              Stage              Total
                                                    -----------       -----------       --------------     -----------
Issue of initial founders stock upon
 Incorporation                                             100          $      1         $       -         $       1
Net loss from incorporation to
 December 31, 1993                                           -                 -                (1)               (1)
                                                    -----------       -----------       --------------     -----------
Balance,  December  31, 1993,  1994,  1995,
1996 and 1997                                              100                 1         $      (1)        $       -
Twenty thousand for one forward
 Split of outstanding shares                         1,999,900                 -                 -                 -
Stock issued pursuant to an
 offering memorandum          - at $0.25               104,000            26,000                 -            26,000
Stock issued for cash         - at $0.15               200,000            30,000                 -            30,000
Net loss for the period ended
 December 31, 1998                                           -                 -           (25,095)          (25,095)
                                                    -----------       -----------       --------------     -----------
Balance, December 31, 1998                           2,304,000            56,001           (25,096)           30,905
Net loss for the period ended
 December 31, 1999                                           -                 -           (28,034)          (28,034)
                                                    -----------       -----------       --------------     -----------
Balance, December 31, 1999                           2,304,000          $ 56,001         $ (53,130)        $   2,871
Stock issued pursuant to an
 offering memorandum          - at $0.25                15,000             3,750                 -             3,750
Net loss for the period ended
 March 31, 2000                                              -                 -           (10,512)          (10,512)
                                                    -----------       -----------       --------------     -----------
Balance, March 31, 2000                              2,319,000          $ 59,751         $ (63,642)        $  (3,891)
                                                    ===========       ===========       ==============     ===========





                             SEE ACCOMPANYING NOTES

                         INSTITUTE FOR COUNSELLING INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)

Note 1    Interim Reporting

          While the information presented in the accompanying interim three months financial statements is unaudited. it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 1999 annual audited financial statements.

Note 2    Common Stock - Note 3

          a)   Authorized:

               50,000,000 common shares, par value $0.001 per share.

               On March 22, 2000, the company amended the articles of incorporation to change the common shares from no par value to par value of $0.001. This change has no effect on stock issued to March 31, 2000.

          b)   Commitment:

               In March 2000, the company entered into a purchase agreement to acquire 100% of the outstanding shares of China Broadband (BVI) Corp ("CBB") for 13,500,000 common new shares. CBB owns a 50% interest in Big Sky Network Canada Ltd., a company duly incorporated under the laws of the British Virgin Islands.

               Prior to closing this transaction, the company has agreed to effect a share consolidation on the basis of consolidating one old share for 0.65104 new shares and changed its name to China Broadband Corp.

Note 3    Subsequent Events

          Subsequent to March 31, 2000, the company:

          i) consolidated its capital stock on a one old share for 0.65104 new share basis and changed its name to China Broadband Corp.; and

          ii) issued 13,500,000 post-consolidated common shares pursuant to the acquisition of China Broadband (BVI) Corp. (Note 2).

          iii) issued  500,000   post-consolidated  common  shares  pursuant  to
               private placement agreements at $0.20 per share.

Institute for Counselling Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2000
(Stated in US Dollars)
(Unaudited) - Page 2



Note 3    Subsequent Events - (cont'd)

          iv) issued 1,535,000 post-consolidated common shares pursuant to private placement agreements at $1.00 per share

          v) issued 1,301,667 post-consolidated common shares pursuant to private placement agreements at $7.50 per share.

Note 4    Comparative Figures

          The comparative figures for the three months ended March 31, 1999 were prepared by management and were neither audited nor reviewed.

Note 5    Uncertainty Due to the Year 2000 Issue

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

     During our year ended March 31, 2000, the Company's business strategy was to provide consulting services to emerging and start up businesses involved in the oil and gas sector. The Company also examined oil and gas projects of merit with the intention of acquiring financing and developing those projects.

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

Three Month Period Ended March 31, 2000 compared to the Three Month Period ended March 31, 1999.

     The Company had no significant business activities and had no revenues from operations during either the three-month period ended March 31, 2000 or the three-month period ended March 31, 1999. During the fiscal quarter ended March 31, 2000, the Company had expenses of $10,512, compared to expenses of $10,846 for the same period in 1999. Accounting and audit expenses increased to $3,256 for the three-month period ended March 31, 2000 compared to nil for the same period in 1999 as a result of the Company becoming a reporting issuer under the Securities Exchange Act of 1934, as amended. Legal expenses decreased to $1,348 for the three-month period ended March 31, 2000, compared to $4,000 during the same period in 1999. Consulting expenses were $3,200 during the three-month period ended March 31, 2000 compared to nil for the same period 1999. Rent expense increased to $2,074 for the three-month period ended March 31, 2000, compared to $1,505 during the same period in 1999. The Company incurred no promotional expenses during the three-month period ended March 31, 1999 compared to $4,865 during the same period in 1999. The Company had a loss of $10,512 or $0.005 per share for the three month period ended March 31, 2000, compared to a loss of $10,846 or $0.005 for the three month period ended March 31, 1999.

     Since the Company is in its development stage, all losses accumulated since inception have been considered as part of the Company's development stage activities.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through sales of its equity securities. As of March 31, 2000, the Company had cash and cash equivalents of $6,396, and working capital of $3,891. From inception to March 31, 2000, the Company had raised approximately $59,751 from the sale of such securities, including $3,750 pursuant to the sale of 15,000 shares of common stock during the three-month period ended March 31, 2000.

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

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          a)   Sales of Unregistered Securities

               None.

          b)   Use of Proceeds from Sales of Registered Securities

               Not Applicable.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company issued 15,000 shares of common stock at $0.25 per share pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, during the three-month period ended March 31, 2000.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

     ITEM 5. OTHER INFORMATION

     As of March 31, 2000, there were no changes in or disagreements with accountants on accounting or financial disclosure.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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