Form 10QSB
period 2000-06-30
CHINA BROADBAND CORP
filed 2000-08-30
CIK 1075247

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   ------------------------------------------

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________.

                         COMMISSION FILE NUMBER 0-28345

                              CHINA BROADBAND CORP.
                    (formerly Institute for Counseling, Inc.)
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                   52-2197688
 (Jurisdiction of incorporation)            (I.R.S. Employer Identification No.)

                             2080, 440-2 AVENUE S.W.
                                CALGARY, ALBERTA
                                 CANADA T2P 5E9
(Address of principal place of business or intended principal place of business)

                                 (403) 234-8885
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X    No
                  ---     ---

         The number of outstanding common shares, with $0.001 par value, of the registrant at June 30, 2000 was 18,341,517.

    Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   ---    ---

                              CHINA BROADBAND CORP.
                    (formerly Institute for Counseling, Inc.)

                            INDEX TO THE FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS                                      F-1

         China Broadband Corp.

              Consolidated Balance Sheet (Unaudited)                        F-2

              Consolidated Statement of Operations (Unaudited)              F-3

              Consolidated Statement of Shareholders' Equity (Unaudited)    F-4

              Consolidated Statement of Cash Flows (Unaudited)              F-5

              Notes to the Consolidated Financial Statements (Unaudited)    F-6





 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..........................................1

PART II - OTHER INFORMATION..................................................6

   ITEM 1.  LEGAL PROCEEDINGS................................................6

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................6

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................6

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............6

   ITEM 5.  OTHER INFORMATION................................................6

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................7

SIGNATURES...................................................................7

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         China Broadband Corp.

             Consolidated Balance Sheet (Unaudited)

             Consolidated Statement of Operations (Unaudited)

             Consolidated Statement of Shareholders' Equity (Unaudited)

             Consolidated Statement of Cash Flows (Unaudited)

             Notes to the Consolidated Financial Statements (Unaudited)


                              CHINA BROADBAND CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                  (US Dollars)
                                   (unaudited)


                                     ASSETS

                                                                 JUNE 30,           March 31,
                                                                   2000               2000
                                                             ---------------     ---------------

CURRENT ASSETS
     Cash and cash equivalents                               $     9,690,074     $       738,201
     Interest receivable                                              39,240                   -
     Due from officers and employees (Note 4)                        215,056              28,942
     Prepaid expenses                                                 64,217                   -
                                                             ---------------     ---------------
                                                                  10,008,587             767,143

DUE FROM SOFTNET SYSTEMS, INC. (Note 5)                              423,461                   -

DUE FROM BIG SKY NETWORK CANADA LTD. (Note 6)                      1,148,543                   -

INVESTMENT IN BIG SKY NETWORK CANADA LTD. (Note 1)                   613,362                   -

FIXED ASSETS                                                          56,910                   -
                                                             ---------------     ---------------

                                                            $     12,250,863     $       767,143
                                                            ================     ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities               $         34,889     $             -
     Unearned revenue (Note 7)                                       416,666                   -
     Shareholder advances                                                  -              24,719
                                                            ----------------     ---------------

                                                                     451,555              24,719
                                                            ----------------     ---------------

MINORITY INTEREST                                                          -             230,000
                                                            ----------------     ---------------

STOCKHOLDERS' EQUITY
     Common shares (Note 3)                                       12,112,320             770,000
     Accumulated deficit                                            (313,012)           (257,576)
                                                            ----------------     ---------------

                                                                  11,799,308             512,424

                                                            $     12,250,863     $       767,143
                                                            ================     ===============

     The accompanying notes are an integral part of these consolidated financial statements.



                              CHINA BROADBAND CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (US Dollars)
                                   (unaudited)


                                                               THREE MONTHS        February 1
                                                              ENDED JUNE 30,       to June 30,
                                                                   2000               2000
                                                            ----------------     ---------------

REVENUE
     Technical consulting (Note 7)                          $         83,333     $        83,333

GENERAL AND ADMINISTRATIVE EXPENSES                                  184,278             441,854
                                                            ----------------     ---------------

                                                                    (100,945)           (358,521)

EQUITY LOSS IN BIG SKY NETWORK CANADA LTD.                           (80,099)            (80,099)

INTEREST INCOME                                                      125,608             125,608
                                                            ----------------     ---------------

LOSS FOR THE PERIOD BEFORE PROVISION
     FOR INCOME TAXES                                                (55,436)           (313,012)

PROVISION FOR INCOME TAXES                                                 -                   -
                                                            ----------------     ---------------

LOSS FOR THE PERIOD                                         $        (55,436)    $      (313,012)
                                                            ================     ===============

BASIC LOSS PER SHARE                                        $           0.00     $         (0.03)
                                                            ================     ===============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                     15,415,070           9,945,683
                                                            ================     ===============

     The accompanying notes are an integral part of these consolidated financial statements.


                              CHINA BROADBAND CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (US Dollars)
                                   (unaudited)



                                                                 Common
                                                              Accumulated
                                                                 Shares              Deficit
                                                            ---------------      ---------------


Balance, February 1, 2000                                   $             -      $             -

Issue of common shares for the outstanding shares of
     Big Sky Network Canada Ltd.                                    270,000                    -

Issue of common shares issued pursuant to private placement
     $0.20 per share                                                500,000                    -

Shares issued pursuant to private placement agreements at
     $0.20 per share                                                100,000                    -

Shares issued pursuant to private placement agreements at
     $1.00 per share                                              1,530,000                    -

Shares issued pursuant to private placement agreements at
     $7.50 per share                                              9,762,503                    -

Share issuance costs                                                (50,183)                   -

Loss for the period                                                       -             (313,012)
                                                            ---------------      ---------------
Balance, June 30, 2000                                      $    12,112,320      $      (313,012)
                                                            ===============      ===============

     The accompanying notes are an integral part of these consolidated financial statements.


                              CHINA BROADBAND CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (US Dollars)
                                   (unaudited)


                                                               THREE MONTHS        February 1
                                                              ENDED JUNE 30,       to June 30,
                                                                   2000               2000
                                                            ---------------     ---------------

OPERATING ACTIVITIES
     Loss for the period                                    $       (55,436)     $      (313,012)
     Add item not affecting cash
        Equity loss in Big Sky Network Canada Ltd.                   80,099               80,099

     Changes in non-cash operating working capital                  137,265              133,042
                                                            ---------------      ---------------

                                                                    161,928              (99,871)
                                                            ---------------      ---------------

FINANCING ACTIVITIES
     Issue of common shares for cash                             11,392,503           11,392,503
     Share issuance costs                                           (50,183)             (50,183)
                                                            ---------------      ---------------

                                                                 11,342,320           11,342,320

INVESTING ACTIVITIES
     Increase in due from SoftNet Systems, Inc.                    (423,461)            (423,461)
     Increase in investment in Big Sky Network Canada Ltd.         (423,461)            (423,461)
     Increase in due from Big Sky Network Canada Ltd.            (1,148,543)          (1,148,543)
     Deconsolidation of Big Sky Network Canada Ltd.                (500,000)            (500,000)
     Fixed asset additions                                          (56,910)             (56,910)
                                                            ---------------      ---------------

                                                                 (2,552,375)          (2,552,375)
                                                            ---------------      ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                             8,951,873            9,690,074

CASH AND CASH EQUIVALENTS, beginning of period                      738,201                    -
                                                            ---------------      ---------------

CASH AND CASH EQUIVALENTS, end of period                    $     9,690,074      $     9,690,074
                                                            ===============      ===============

     The accompanying notes are an integral part of these consolidated financial statements.

                              CHINA BROADBAND CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                  (US Dollars)
                                   (unaudited)




1.       INCORPORATION AND NATURE OF BUSINESS

         INCORPORATION AND BACKGROUND

         China Broadband Corp. is a development stage enterprise and is seeking to become a leading facilities based provider of high capacity, high speed internet, data and voice services in major urban markets throughout the People's Republic of China.

         On April 14, 2000, China Broadband Corp. (the "Corporation"), a public shell company, acquired China Broadband (BVI) Corp. ("CBB - BVI") in a transaction accounted for as a recapitalization. This recapitalization was effected through the issuance of 13,500,000 common shares of the Corporation, constituting approximately 90% of its shares outstanding after the acquisition, in exchange for all of the outstanding shares of China Broadband (BVI) Corp.

         As a result of the application of the accounting principles governing recapitalizations, CBB - BVI (incorporated on February 1, 2000) is treated as the acquiring or continuing entity for financial accounting purposes.

         The recapitalization of CBB - BVI was affected through the issuance of stock by CBB - BVI in exchange for the tangible net assets of the Corporation, valued at fair value, which approximates the Corporation's historical costs. As a result, the consolidated financial statements will be deemed to be a continuation of CBB - BVI 's historical financial statements.

         INVESTMENT IN BIG SKY NETWORK CANADA LTD.

         CBB - BVI acquired 50,000 shares representing all the of the outstanding shares of Big Sky Network Canada Ltd. ("BSN"), a company incorporated under the laws of the Territory of the British Virgin
         Islands from officers, directors and persons related to the officers and directors for 12,500,000 common shares of CBB - BVI. CBB - BVI was incorporated for the purpose of acquiring the shares of BSN. BSN did not have any substantial operations prior to February 1, 2000. This transaction was accounted for as a recapitalization of BSN. This recapitalization was effected through the issuance of 12,500,000 common shares of the CBB - BVI constituting all of its issued and outstanding shares.

         On February 22, 2000, BSN issued an additional 10,000 shares to SoftNet Systems, Inc. for cash consideration of $500,000. As the Corporation controlled BSN, the financial statements of the Corporation included the accounts of BSN. On April 25, 2000, BSN issued a further 40,000 shares to SoftNet Systems, Inc. for cash consideration of $2,000,000. As a result of the April 25, 2000 transaction, the Corporation no longer controls BSN and, therefore, BSN's accounts have been deconsolidated from these financial statements. For the period April 26, 2000 to June 30, 2000, the Corporation's investment in BSN is accounted for using the equity method.

         BSN signed a joint venture agreement on September 21, 1999 with China Merchants Shekou Industrial Zone, Ltd. ("China Merchants") to establish Shenzhen China Merchants Big Sky Network Ltd. ("Shenzhen JV"), the purpose of which is to provide internet access to Chinese residential and business customers through the existing cable television infrastructure. Under the terms of the joint venture agreement, China Merchants agreed to provide all the non-broadcast rights on the cable network of a cable television station controlled by China Merchants. BSN is required to contribute a total of $3,000,000 to the Shenzhen JV as cash or equipment. BSN is also responsible for providing technical support to the Shenzhen JV. Over the Shenzhen JV's fifteen year duration, BSN will be entitled to receive 60% of the profits earned between 2000 and 2004, 50% of the profits earned between 2005 and 2009 and 40% of the profits earned between 2010 and 2014. BSN is entitled to appoint four of the seven directors on the board of directors of the Shenzhen JV for the first five years of its operation and is thereafter entitled to appoint three of the seven directors.

         UNCERTAINTIES AND RISK FACTORS

         the Corporation's operations may be adversely affected by significant political, economic and social uncertainties in the People's Republic of China. Although the government of the People's Republic of China has been pursuing economic reform policies, no assurance can be given that it will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the People's Republic of China's political, economic and social conditions. There is also no guarantee that the pursuit of economic reforms by the government of the People's Republic of China will be consistent or effective.

         The People's Republic of China has recently enacted new laws and regulations governing internet access and the provision of online business, economic and financial information. Current or proposed laws aimed at limiting the use of online services could, depending upon interpretation and application, result in significant uncertainty to the Corporation, additional costs and technological challenges in order to comply with any statutory or regulatory requirements imposed by such legislation. Additional legislation and regulations that may be enacted by the government of the People's Republic of China could have an adverse effect on the Corporation's business, financial condition and results of operations.

         The success of the Corporation will depend on the acceptance of broadband internet services, which remains unproven in the People's Republic of China. The Corporation may not be able to attract and retain subscribers, or it may face intense competition which could have an adverse affect on the Corporation's business, financial condition and results of operations. The Corporation's services were launched on June 30, 2000 and is currently expanding its subscriber base in Shekou province.

         Substantially all of the Corporation's revenues and operating expenses will be denominated in the Chinese renminbi, which is currently freely convertible, however, there can be no assurance that this will continue or that the ability to purchase or retain foreign currencies will continue in the future.

         These financial statements have been prepared on a going concern basis. The Corporation's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Corporation be unable to continue as a going concern.

         BASIS OF PRESENTATION

         These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, CBB - BVI. All material intercompany accounts and transactions have been eliminated.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The information presented in the accompanying financial statements is unaudited and includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the audited consolidated financial statements of CBB - BVI as at March 31, 2000 and for the period from February 1, 2000 (date of incorporation) to March 31, 2000.

         STOCK-BASED COMPENSATION

         In accounting for our employee and director stock options, the Corporation has elected to follow Accounting Principles Board No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", ("APB 25"), and related interpretations. Pursuant to APB 25, the Corporation did not record any compensation expense for any period in these consolidated financial statements insofar as the exercise price for all options we have granted to date to our employees and directors have equaled the market price of the underlying common shares on the effective date of grant.

         Stock options issued to consultants to the Corporation are accounted for at fair value as provided for under Statement of Financial
         Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION". Options granted to consultants to the Corporation had a fair value that was not materially different from the exercise price, and accordingly no expense was recorded in the consolidated financial statements.


3.       COMMON STOCK

         AUTHORIZED

         The authorized capital of the Corporation is 50,000,000 common shares having a par value of $0.001 each.

         ISSUED
                                                                                            NUMBER          AMOUNT
                                                                                       --------------   ---------------

         Balance, February 1, 2000                                                          2,319,000   $        59,971

         Share consolidation                                                                 (809,150)                -

         Common shares issued on April 14, 2000 for the outstanding
              shares of China Broadband (BVI) Corp. upon recapitalization                  13,500,000           710,029

         Shares issued for cash pursuant to private placement agreements at
              $0.20 per share                                                                 500,000           100,000






         Shares issued for cash pursuant to private placement agreements at
              $1.00 per share                                                               1,530,000         1,530,000

         Shares issued for cash pursuant to private placement agreements at
              $7.50 per share                                                               1,301,667         9,762,503

         Share issuance costs                                                                       -           (50,183)
                                                                                       --------------   ---------------
                                                                                           18,341,517   $    12,112,320
                                                                                       ==============   ===============


         OPTIONS

         On April 14, 2000, the Corporation granted options to officers, directors and consultants to the Corporation to acquire 4,175,000 common shares of the Corporation at a price of $1.00 per share. These options are fully vested at the date of grant, and expire on April 14, 2005.


4.       DUE FROM OFFICERS AND EMPLOYEES

         Amounts due from officers and employees are advances for travel expenses, are non-interest bearing and payable on demand.


5.       DUE FROM SOFTNET SYSTEMS, INC.

         The advance is non-interest bearing, unsecured and payable on demand.


6.       DUE FROM BIG SKY NETWORK CANADA LTD.

         The advance is non-interest bearing, unsecured and payable on demand.


7.       UNEARNED REVENUE

         The Corporation received a $500,000 advance payment from SoftNet Systems, Inc. for technical consulting services to be provided by the Corporation to BSN over a twelve month period commencing in May, 2000.

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

OVERVIEW

         China Broadband Corp., through our investment in Big Sky Network Canada Ltd. ("Big Sky Network"), a British Virgin Islands corporation, seeks to become a leading facilities-based provider of high capacity, high speed Internet, data and voice services in the major urban markets throughout the People's Republic of China. We own a 50% interest in Big Sky Network. See "History of the
Company." Through the local fixed hybrid optical fibre-coaxial cable architecture of existing cable television networks in China, we intend to provide broadband (i.e., high capacity, high speed) data transport and dedicated Internet access to businesses, individuals, telecommunications carriers, Internet service providers, Internet content providers, e-commerce providers and systems integrators.

         Big Sky Network has formed joint ventures with existing cable television operators in China to provide broadband services in China. The first of joint venture received governmental approval and began offering broadband services at Shekou, China on June 30, 2000. Big Sky Network has executed a joint venture agreement with Chengdu CATV to begin Internet service in the provincial capital of Sichuan Province and has signed letters of intent with Zhuhai CATV, Dalian Metropolitan Network Centre and Cixi CATV. Under the terms of the joint ventures, Big Sky Network's joint venture partners provide bandwidth on their existing optical fibre-coaxial cable systems to enable the joint venture to provide high speed data transport and Internet access, advanced Web hosting, co-location, facilities-based Internet transport services and other enhanced Internet services on a large scale.

         Big Sky Network is also negotiating additional agreements with cable television operators throughout China.

HISTORY OF THE COMPANY

         Prior to March 31, 2000, China Broadband Corp.'s (formerly Institute for Counselling, Inc.) business strategy was to provide consulting services to emerging and start up businesses involved in the oil and gas sector. The company also examined oil and gas projects of merit with the intention of acquiring financing and developing those projects.

         On April 14, 2000, China Broadband Corp. completed a reverse-split of its common stock on a .65108 for 1 basis reducing its issued and outstanding share capital to 1,509,850 shares of common stock.

         On April 14, 2000, China Broadband Corp. acquired all of the issued and outstanding shares in the capital of China Broadband (BVI) Corp., a company incorporated under the laws of the British Virgin Islands. China Broadband (BVI) Corp. was formed on February 1, 2000, and had no business activities prior to that time. China Broadband (BVI) Corp. was incorporated for the purposes of acquiring all of the issued and outstanding shares of Big Sky Network, a company developing a business to become a facilities-based provider of high capacity, high speed Internet, data and voice services in the major urban markets throughout the People's Republic of China. Big Sky Network had an executed cooperation joint venture agreement with Shekou CATV and Chengdu CATV and letters of intent to enter into similar cooperation joint venture agreements with Zhuhai CATV, Dalian Metropolitan Network Centre and Cixi CATV. China Broadband (BVI) Corp. acquired 50,000 shares, representing a majority of the issued and outstanding capital stock of Big Sky Network on March 1, 2000. Big Sky Network issued to Softnet Systems, Inc. 10,000 shares on February 22, 2000 for $500,000 and 40,000 shares for $2,000,000 on April 25, 2000.

         China Broadband Corp. acquired all of the issued and outstanding shares of China Broadband (BVI) Corp. in exchange for 13,500,000 shares of its common stock on April 14, 2000. Because China Broadband Corp. had 1,509,850 (post reverse-split) shares issued and outstanding on the date of our acquisition, the former shareholders of China Broadband (BVI) acquired 90% control of China Broadband Corp. In instances like this, generally accepted accounting principles require that the transaction be reflected in financial statements as a recapitalization of the parent, China Broadband Corp., and China Broadband (BVI) Corp. is treated as the acquiring or continuing entity for financial accounting purposes. The financial statements of the Company for periods subsequent to the acquisition will include the accounts of China Broadband (BVI) Corp. and Big Sky Network for the full fiscal period, and the accounts of China Broadband Corp. for the period following the date of acquisition.

         After giving effect to the acquisitions, China Broadband Corp. owned all of the issued and outstanding capital of China Broadband (BVI) Corp. and China Broadband (BVI) Corp. owned 50% of the issued and outstanding capital of Big Sky Network.

         Subsequent to China Broadband  Corp.'s  acquisition of China  Broadband
(BVI) Corp. on April 14, 2000, China Broadband Corp. completed three private placements of 3,336,667 shares of its common stock for proceeds of $11,392,502.

         On April 27, 2000, Institute for Counselling, Inc. changed its name to "China Broadband Corp."

         The "Company" refers to China Broadband Corp. and its subsidiaries.

THREE MONTH PERIOD ENDED JUNE 30, 2000

         The Company was formed on February 1, 2000, and had no business activities prior to that time. The discussion set forth below describes the result of operation for the three-month period ended June 30, 2000.

         Revenues. During the fiscal quarter ended June 30, 2000, the Company had $83,333 revenues by providing technical consulting services to Big Sky Network for the months of May and June 2000. The Company earns $41,667 per month providing these services to Big Sky Network and expects this revenue to continue to May, 2001. The Company also earned interest income of $125,608 from its cash and short-term deposits.

         Expenses. The Company incurred general operating expenses of $184,278. These expenses included accounting and audit expenses of $28,376 and legal expenses of $47,050 related to the preparation of the Company's reports under the Securities Exchange Act of 1934, as amended. Consulting expenses of $52,890 and travel expenses of $45,420 were incurred during the three month period ended June 30, 2000 primarily related to the negotiation of various joint venture agreements in China, including the extended July 8, 2000 agreement with Chengdu Huayu Information Co. Ltd. and the July 21, 2000 strategic alliance agreement with Chengdu Huaya Information Co. Ltd. to develop a fiber optic network to connect cities in the Sichuan province. The Company anticipates that expenses will increase during the third and fourth quarters of 2000 as the Company's joint venture operations begin to develop broadband service offerings in China and the Company increases efforts to enter into additional joint ventures.

         Loss. The Company had a loss of $100,945 from its operations. The Company also recorded an equity loss of $80,099 related to Big Sky Network's ongoing operating expenses incurred by the first joint venture offering services of Shekou, China, leasing office space and hiring employees to commence signing up subscribers. The Company's loss for the three-month period ended June 30, 2000, after interest income of $125,608, was of $55,436. The Company anticipates losses will increase in the third and fourth quarters of 2000, due to expenses related to expanding its business operations to facilitate additional joint venture relationships. The Company also anticipates that its equity loss related to Big Sky Network will increase in the third and fourth quarters of 2000 as additional ongoing operating expenses are incurred as joint venture agreements are executed and office space is leased and employees are hired to commence signing up subscribers. Loss per share for the three-month period ended June 30, 2000 is $nil.

         Since the Company is in its development stage, all losses accumulated since inception have been considered as part of the Company's development stage activities.

PERIOD FROM INCEPTION (FEBRUARY 1, 2000) THROUGH JUNE 30, 2000.

         The Company was formed on February 1, 2000, and had no business activities prior to that time. On April 25, 2000, Big Sky Network issued 40,000 shares to SoftNet Systems, Inc. and, as a result, the company no longer controlled Big Sky Network and deconsolidated the accounts of Big Sky Network from April 25, 2000 onward. For the period from April 26, 2000 to June 30, 2000 the Company's investment in Big Sky Network is accounted for using the equity method, resulting in an equity loss of $80,099 for the period.

         Revenues. During the period from inception (February 1, 2000) through June 30, 2000, the Company had revenues of $83,333 from management fees by providing technical consulting services to Big Sky Network for the months of May and June 2000. The Company earns $41,667 per month providing these services to Big Sky Network and expects this revenue to continue to May, 2001. The Company also earned interest income of $125,608 from its cash and short-term deposits.

         Expenses. The Company incurred general operating expenses of $441,854. These expenses included accounting and audit expenses of $28,345 and legal expenses of $95,739 related to the preparation of the Company's reports under the Securities Exchange Act of 1934, as amended. Consulting expenses of $52,890 and travel expenses of $156,898 were incurred during the period ended June 30, 2000 primarily related to the negotiation of various joint venture agreements in China, including the executed July 8, 2000 agreement with Chengdu Huayu Information Co. Ltd. and the July 21, 2000 strategic alliance agreement with Chengdu Huaya Information Co. Ltd. to develop a fiber optic network to connect cities in the Sichuan Province. The Company anticipates that expenses will increase in future periods as the Company begins to implement its business strategy.

         Loss. The Company had a loss of $358,521 from its operations during the period. The Company also recorded an equity loss of $80,099 related to Big Sky Network's ongoing operating expenses incurred by the first joint venture offering services of Shekou, China, leasing office space and hiring employees to commence signing up subscribers. The Company's loss for the period from inception (February 1, 2000) through June 30, 2000, after interest income of
$125,608, was of $313,012 or $0.03 per share. The Company anticipates that it will continue to incur losses in future periods until the Company's joint venture partners successfully launch broadband subscription services and revenues generated from subscriptions are sufficient to cover the costs associated with business development and general administrative expense. The Company also anticipates that its equity loss related to Big Sky Network will increase in the third and fourth quarters of 2000 as additional ongoing operating expenses are incurred as joint venture agreements are executed and office space is leased and employees are hired to commence signing up subscribers. Loss per share for the period from inception (February 1) through June 30, 2000 is $0.03.

         Since the Company is in its development stage, all losses accumulated since inception have been considered as part of the Company's development stage activities.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company had cash and cash equivalents of $9,690,074, and working capital of $9,557,032. Since inception, the Company has financed its operations primarily through sales of its equity securities and raised a total of $11,842,320, net of share issuance costs of $50,183.

         During the quarter ended June 30, 2000, the Company raised $11,392,503 through the issuance of common stock, less share issuance costs of $50,183. Cash increased from $738,201 at the beginning of the period to

$9,690,074, an increase of $8,951,873. During the quarter ended June 30, 2000, the Company used cash of $2,552,375. During the quarter ended June 30, 2000, the Company advanced SoftNet Systems, Inc. $423,461 to fund the acquisition of hardware and software required by the joint venture with Skekou CATV and invested $423,461 in Big Sky Network to meet its 50% working interest in the Skekou joint venture. In addition, the Company advanced $1,148,543 to Big Sky Network, allowing Big Sky to fund its monetary commitment to the Shekou joint venture. The deconsolidation of Big Sky Network, as discussed above resulted in a $500,000 outflow of cash for the period in addition to fixed asset additions of $56,910.

         Operating activities included a loss of $55,436 for the quarter and a non-cash equity loss in Big Sky Network of $80,099 and an inflow of cash flow from changes in non-cash working capital accounts of $137,265 resulting from an increase in deferred revenue of $416,667 related to an advance by SoftNet Systems, Inc. of ten months of technical consulting fees, offset by increases of $186,114 to advances recoverable from officers and employees for travel advances and an increase of $64,217 for prepaid expenses related to deposits on furniture and rent, retainers for legal firm and transfer agent.

         During the quarter ended June 30, 2000, China Broadband Corp. completed the following transactions related to its common stock:

             - On April 14, 2000, China Broadband Corp. completed a reverse-split of its common stock on a .65108 for 1 basis reducing its issued and outstanding share capital from 2,319,000 to 1,509,850 shares of common stock.

             - On April 14, 2000, China Broadband Corp. issued 13,500,000 shares of common stock for all of the issued and outstanding stock of China Broadband (BVI) Corp.

             - On April 14, 2000, China Broadband Corp. granted options to officers, directors and consultants to China Broadband Corp. exercisable to acquire a total of 4,175,000 shares at $1.00 per share. These options were fully vested and expire on April 14, 2005.

             - In April 2000, China Broadband issued 500,000 shares at $0.20 per share; in May 2000, China Broadband issued 1,530,000 shares at $1.00 per share and 1,301,667 shares at $7.50 per share. Total gross proceeds were $11,392,503.

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

SUBSEQUENT EVENTS

         Subsequent to the period ended June 30, 2000, the following events occurred:

             - Big Sky Network Canada Ltd. executed a joint venture agreement dated July 8, 2000 with Chengdu Huayu Information Co. Ltd., the municipal network company, to provide high-speed Internet access via the cable television architecture in Chengdu, the provincial capital of Sichuan Province.

             - Big Sky Network Canada Ltd. entered into a strategic alliance on July 21,2000 with Chengdu Huayu Information Co. Ltd. to build a fiber optic network to connect cities in Sichuan Province.

             - China Broadband replaced Amisano Hanson, Chartered Accountants as its independent auditor with Arthur Andersen LLP on August 24, 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         a)       Sales of Unregistered Securities

                  On April 14, 2000, China Broadband Corp. issued 13,500,000 shares of common stock for all of the issued and outstanding stock of China Broadband (BVI) Corp. Theses shares were issued pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

                  On April 14, 2000, China Broadband Corp. granted options to officers, directors and consultants to China Broadband Corp. exercisable to acquire a total of 4,175,000 at $1.00 per share. Theses securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

                  On April 14, 2000, China Broadband Corp. issued 500,000 shares to accredited investors at $0.20 per share for gross proceeds of $100,000. Theses securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

                  On May 12, 2000, China Broadband Corp. issued 1,530,000 shares to accredited investors at $1.00 per share for gross proceeds of $1,000,000. Theses securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

                  On May 12, 2000, China Broadband Corp. issued 1,301,667 shares to accredited investors at $7.50 per share for gross proceeds of $9,762,703. Theses securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

         b)       Use of Proceeds from Sales of Registered Securities

                  Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

         During the quarter ended June 30, 2000, there were no changes in or disagreements with accountants on accounting or financial disclosure. On August 24, 2000, China Broadband Corp. replaced Amisano Hanson, Chartered Accountants as its independent auditor with Arthur Andersen LLP. China Broadband Corp. filed a current report on Form 8-K to report the change in auditors on August 24, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  Form 8-K filed on April 28, 2000, reporting acquisition of China Broadband (BVI) Corp.

                  Form 8-K/A filed on August 1, 2000, amending Form 8-K filed on April 28, 2000, containing audited financial statements of acquired business: China Broadband (BVI) Corp. -- Consolidated Financial Statements Together With Auditors' Report as at March 31, 2000 and for the Period from February 1, 2000 (date of incorporation) to March 31, 2000.

                  Form 8-K filed on August 24, 2000, reporting change in auditor.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CHINA BROADBAND CORP.
                                    (formerly Institute for Counseling, Inc.)


Date:  August 29, 2000              By:      /S/MATTHEW HEYSEL
                                             --------------------------------
                                             Name:  Matthew Heysel
                                             Title: Chief Executive Officer


Date:  August 29, 2000              By:      /S/THOMAS MILNE
                                             -----------------------------------
                                             Name:  Thomas Milne
                                             Title: Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)