Form 10QSB/A
period 2000-06-30
CHINA BROADBAND CORP
filed 2000-11-13
CIK 1075247

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   ------------------------------------------

                                 FORM 10-QSB/A
                                Amendment No. 1


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

             Consolidated Statement of Shareholders' Equity (Unaudited)

             Consolidated Statement of Cash Flows (Unaudited)

             Notes to the Consolidated Financial Statements (Unaudited)


                              CHINA BROADBAND CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                  (US Dollars)
                                   (unaudited)


                                     ASSETS

                                                                 JUNE 30,           March 31,
                                                                   2000               2000
                                                             ---------------     ---------------

CURRENT ASSETS
     Cash and cash equivalents                               $     9,690,074     $       738,201
     Interest receivable                                              39,240                   -
     Due from officers and employees (Note 4)                        215,056              28,942
     Prepaid expenses                                                 64,217                   -
                                                             ---------------     ---------------
                                                                  10,008,587             767,143

DUE FROM BIG SKY NETWORK CANADA LTD. (Note 6)                      1,995,465                   -

INVESTMENT IN BIG SKY NETWORK CANADA LTD. (Note 1)                   189,901                   -

FIXED ASSETS                                                          56,910                   -
                                                             ---------------     ---------------

                                                            $     12,250,863     $       767,143
                                                            ================     ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities               $         34,889     $             -
     Unearned revenue (Note 7)                                       416,666                   -
     Shareholder advances                                                  -              24,719
                                                            ----------------     ---------------

                                                                     451,555              24,719
                                                            ----------------     ---------------

MINORITY INTEREST                                                          -             230,000
                                                            ----------------     ---------------

STOCKHOLDERS' EQUITY
     Common shares (Note 3)                                       12,112,320             770,000
     Additional paid-in capital                                       15,235                   -
     Accumulated deficit                                            (328,247)           (257,576)
                                                            ----------------     ---------------

                                                                  11,799,308             512,424

                                                            $     12,250,863     $       767,143
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



                              CHINA BROADBAND CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (US Dollars)
                                   (unaudited)


                                                               THREE MONTHS        February 1
                                                              ENDED JUNE 30,       to June 30,
                                                                   2000               2000
                                                            ----------------     ---------------

REVENUE
     TECHNICAL CONSULTING (NOTE 7)                          $         83,333     $        83,333

GENERAL AND ADMINISTRATIVE EXPENSES                                  184,278             441,854
      STOCK COMPENSATION                                              15,235              15,235
                                                            ----------------     ---------------

                                                                    (116,180)           (373,756)

EQUITY LOSS IN BIG SKY NETWORK CANADA LTD.                           (80,099)            (80,099)

INTEREST INCOME                                                      125,608             125,608
                                                            ----------------     ---------------

LOSS FOR THE PERIOD BEFORE PROVISION
     FOR INCOME TAXES                                                (70,671)           (328,247)

PROVISION FOR INCOME TAXES                                                 -                   -
                                                            ----------------     ---------------

LOSS FOR THE PERIOD                                         $        (70,671)    $      (328,247)
                                                            ================     ===============

BASIC LOSS PER SHARE                                        $           0.00     $         (0.03)
                                                            ================     ===============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                     15,415,070           9,679,276
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


                              CHINA BROADBAND CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (US Dollars)
                                   (unaudited)



                                                                 Common
                                                              Accumulated
                                                                 Shares              Deficit
                                                            ---------------      ---------------


Balance, February 1, 2000                                   $        59,971      $             -

Issue of common shares for the outstanding shares of
     China Broadband (BVI) Corp.                                    710,029                    -

Shares issued pursuant to private placement agreements at
     $0.20 per share                                                100,000                    -

Shares issued pursuant to private placement agreements at
     $1.00 per share                                              1,530,000                    -

Shares issued pursuant to private placement agreements at
     $7.50 per share                                              9,762,503                    -

Share issuance costs                                                (50,183)                   -

Loss for the period                                                       -             (328,247)
                                                            ---------------      ---------------
Balance, June 30, 2000                                      $    12,112,320      $      (328,247)
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


                              CHINA BROADBAND CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (US Dollars)
                                   (unaudited)


                                                               THREE MONTHS        February 1
                                                              ENDED JUNE 30,       to June 30,
                                                                   2000               2000
                                                            ---------------     ---------------

OPERATING ACTIVITIES
     Loss for the period                                    $       (70,671)     $      (328,247)
     Add item not affecting cash
        Equity loss in Big Sky Network Canada Ltd.                   80,099               80,099
        Stock Compensation                                           15,235               15,235
     Changes in non-cash operating working capital                  137,265              133,042
                                                            ---------------      ---------------

                                                                    161,928              (99,871)
                                                            ---------------      ---------------

FINANCING ACTIVITIES
     Issue of common shares for cash                             11,892,503           11,892,503
     Share issuance costs                                           (50,183)             (50,183)
                                                            ---------------      ---------------

                                                                 11,842,320           11,842,320

INVESTING ACTIVITIES
     Increase in due from Big Sky Network Canada Ltd.            (1,995,465)          (1,995,465)
     Fixed asset additions                                          (56,910)             (56,910)
                                                            ---------------      ---------------

                                                                 (2,052,375)          (2,052,375)
                                                            ---------------      ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                             8,951,873            9,690,074

CASH AND CASH EQUIVALENTS, beginning of period                      738,201                    -
                                                            ---------------      ---------------

CASH AND CASH EQUIVALENTS, end of period                    $     9,690,074      $     9,690,074
                                                            ===============      ===============


NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Shares issued to acquire investment in Big Sky
       Network Canada Ltd.                                          270,000              270,000

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

         Stock options issued to consultants to the Corporation are accounted for at fair value as provided for under Statement of Financial
         Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION". Options granted to consultants to the Corporation had a fair value that was different from the exercise price, and accordingly compensation expense of $15,235 was recorded in the consolidated financial statements.


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


4.       INVESTMENT IN PARTIALLY OWNED EQUITY AFFILIATE

         The Corporation owns 50% of BSN. Summarized financial information for BSN at June 30, and for the period ended, is as follows:


                                                                    ------------
                                                                          $
                                                                    ------------

         Current assets                                             1,565,840
         Investment in Shekou Joint Venture                         2,769,408
                                                                    ---------
         Total assets                                               4,335,248
                                                                    ---------

         Current liabilities                                        1,995,465
         Total stockholders' equity                                 2,339,783
                                                                    ---------
         Total liabilities and equity                               4,335,248
                                                                    ---------

         Net Loss                                                     160,217
                                                                    =========



5.       DUE FROM OFFICERS AND EMPLOYEES

         Amounts due from officers and employees are advances for travel expenses, are non-interest bearing and payable on demand.


6.       DUE FROM BIG SKY NETWORK CANADA LTD.

         The advance is non-interest bearing, unsecured and payable on demand.


7.       UNEARNED REVENUE

         The Corporation received a $500,000 advance payment from Big Sky Network Canada Ltd. for technical consulting services to be provided by the Corporation to BSN over a twelve month period commencing in May, 2000.

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

         Big Sky Network has formed joint ventures with existing cable television operators in China to provide broadband services in China. The first joint venture received governmental approval and began offering broadband services at Shekou, China on June 30, 2000. Big Sky Network has executed a joint venture agreement with Chengdu CATV to begin Internet service in the provincial capital of Sichuan Province and has signed letters of intent with Zhuhai CATV, Dalian Metropolitan Network Centre and Cixi CATV. Under the terms of the joint ventures, Big Sky Network's joint venture partners provide bandwidth on their existing optical fibre-coaxial cable systems to enable the joint venture to provide high speed data transport and Internet access, advanced Web hosting, co-location, facilities-based Internet transport services and other enhanced Internet services on a large scale.

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

         China Broadband Corp. acquired all of the issued and outstanding shares of China Broadband (BVI) Corp. in exchange for 13,500,000 shares of its common stock on April 14, 2000. Because China Broadband Corp. had 1,509,850 (post reverse-split) shares issued and outstanding on the date of our acquisition, the former shareholders of China Broadband (BVI) acquired 90% control of China Broadband Corp. In instances like this, generally accepted accounting principles require that the transaction be reflected in financial statements as a recapitalization of the legal parent, China Broadband Corp., and China Broadband
(BVI) Corp. is treated as the acquiring or continuing entity for financial accounting purposes. The financial statements of the Company for periods subsequent to the acquisition will include the accounts of China Broadband (BVI) Corp. and Big Sky Network for the full fiscal period, and the accounts of China Broadband Corp. for the period following the date of acquisition.

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

         Revenues. During the fiscal quarter ended June 30, 2000, the Company had earned revenues of $83,333 revenues by providing technical consulting services to Big Sky Network for the months of May and June 2000. The Company earns $41,667 per month providing these services to Big Sky Network and expects this revenue to continue to May, 2001. The Company also earned interest income of $125,608 from its cash and short-term deposits.

         Expenses. The Company incurred general operating expenses of $184,278. These expenses included accounting and audit expenses of $28,376 and legal expenses of $47,050 related to the preparation of the Company's reports under the Securities Exchange Act of 1934, as amended. Consulting expenses of $52,890 and travel expenses of $45,420 were incurred during the three month period ended June 30, 2000 primarily related to the negotiation of various joint venture agreements in China, including the July 8, 2000 agreement with Chengdu Huayu Information Co. Ltd. and the July 21, 2000 strategic alliance agreement with Chengdu Huaya Information Co. Ltd. to develop a fiber optic network to connect cities in the Sichuan province. The Company anticipates that expenses will increase during the third and fourth quarters of 2000 as the Company's joint venture operations begin to develop broadband service offerings in China and the Company increases efforts to enter into additional joint ventures.

         Loss. The Company had a loss of $116,180 from its operations. The Company also recorded an equity loss of $80,099 related to Big Sky Network's ongoing operating expenses incurred by the first joint venture offering services in Shekou, China, leasing office space and hiring employees to commence signing up subscribers. The Company's loss for the three-month period ended June 30, 2000, after interest income of $125,608, was of $70,671. The Company anticipates that losses will increase in the third and fourth quarters of 2000, due to expenses related to expanding its business operations to facilitate additional joint venture relationships. The Company also anticipates that its equity loss related to Big Sky Network will increase in the third and fourth quarters of 2000 as additional ongoing operating expenses are incurred as joint venture agreements are executed and office space is leased and employees are hired to commence signing up subscribers. Loss per share for the three-month period ended June 30, 2000 is $nil.

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

         Revenues. During the period from inception (February 1, 2000) through June 30, 2000, the Company earned revenues of $83,333 by providing technical consulting services to Big Sky Network for the months of May and June 2000. The Company earns $41,667 per month providing these services to Big Sky Network and expects this revenue to continue to May, 2001. The Company also earned interest income of $125,608 from its cash and short-term deposits.

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

         Loss. The Company had a loss of $373,756 from its operations during the period. The Company also recorded an equity loss of $80,099 related to Big Sky Network's ongoing operating expenses incurred by the first joint venture offering services of Shekou, China, leasing office space and hiring employees to commence signing up subscribers. The Company's loss for the period from inception (February 1, 2000) through June 30, 2000, after interest income of
$125,608, was of $328,247 or $0.03 per share. The Company anticipates that it will continue to incur losses in future periods until the Company's joint venture partners successfully launch broadband subscription services and revenues generated from subscriptions are sufficient to cover the costs associated with business development and general administrative expense. The Company also anticipates that its equity loss related to Big Sky Network will increase in the third and fourth quarters of 2000 as additional ongoing operating expenses are incurred as joint venture agreements are executed and office space is leased and employees are hired to commence signing up subscribers.

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

         During the quarter ended June 30, 2000, the Company raised $11,392,503 through the issuance of common stock, and incurred share issuance costs of $50,183. Cash increased from $738,201 at the beginning of the period to

$9,690,074, an increase of $8,951,873. During the quarter ended June 30, 2000, the Company used cash of $2,552,375. During the quarter ended June 30, 2000, the Company invested $189,901 in Big Sky Network to meet its 50% working interest in the Skekou joint venture. In addition, the Company advanced $1,995,465 to Big Sky Network, allowing Big Sky to fund its monetary commitment to the Shekou joint venture. In addition, the company had fixed asset additions of $56,910.

         Operating activities included a loss of $55,436 for the quarter and a non-cash equity loss in Big Sky Network of $80,099 and an inflow of cash flow from changes in non-cash working capital accounts of $137,265 resulting primarily from an increase in deferred revenue of $416,667 related to an advance by Big Sky Network Canada Ltd. Systems, Inc. of ten months of technical consulting fees, offset by increases of $186,114 to advances receivable from officers and employees for travel advances and an increase of $64,217 for prepaid expenses related to deposits on furniture and rent, retainers for legal firm and transfer agent, and accrued interest receivable of $39,240.

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

                  On May 12, 2000, China Broadband Corp. issued 1,530,000 shares to accredited investors at $1.00 per share for gross proceeds of $1,530,000. Theses securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

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


         On September 22, 2000, China Broadbank Corp. replaced Arthur Andersen LLP as its independent auditor with Deloitte & Touche LLP. China Broadband Corp. filed a current report in Form 8-K to report the change in auditors on September 26, 2000.

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


                                    CHINA BROADBAND CORP.
                                    (formerly Institute for Counseling, Inc.)


Date:  November 9, 2000              By:      /s/ MATTHEW HEYSEL
                                             --------------------------------
                                             Name:  Matthew Heysel
                                             Title: Chief Executive Officer


Date:  November 9, 2000              By:      /s/ THOMAS MILNE
                                             -----------------------------------
                                             Name:  Thomas Milne
                                             Title: Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)