Form 10QSB
period 2000-09-30
CHINA BROADBAND CORP
filed 2000-11-14
CIK 1075247

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   ------------------------------------------

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to _____________________.

                        COMMISSION FILE NUMBER 000-28345

                              CHINA BROADBAND CORP.
                    (formerly Institute for Counseling, Inc.)
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                   52-2197688
   (Jurisdiction of incorporation)          (I.R.S. Employer Identification No.)

                            2080, 440-2ND AVENUE S.W.
                                CALGARY, ALBERTA
                                 CANADA T2P 5E9
(Address of principal place of business or intended principal place of business)

                                 (403) 234-8885
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

         The number of outstanding common shares, with $0.001 par value, of the registrant at September 30, 2000 was 19,474,517.

         Transitional Small Business Disclosure Format (check one): Yes _ No |X|

                              CHINA BROADBAND CORP.
                    (formerly Institute for Counseling, Inc.)

                            INDEX TO THE FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

                  Consolidated Balance Sheet (Unaudited)                                                 F-2

                  Consolidated Statement of Operations (Unaudited)                                       F-3

                  Consolidated Statement of Shareholders' Equity (Unaudited)                             F-4

                  Consolidated Statement of Cash Flows (Unaudited)                                       F-5

                  Notes to the Consolidated Financial Statements (Unaudited)
                  September 30, 2000                                                                     F-6






   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................1


PART II - OTHER INFORMATION.......................................................................................8


   ITEM 1.  LEGAL PROCEEDINGS.....................................................................................8


   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................8


   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................................................................8


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................8


   ITEM 5.  OTHER INFORMATION.....................................................................................8


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................................8


SIGNATURES........................................................................................................9



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         China Broadband Corp.

             Consolidated Balance Sheet (Unaudited)

             Consolidated Statement of Operations (Unaudited)

             Consolidated Statement of Shareholders' Equity (Unaudited)

             Consolidated Statement of Cash Flows (Unaudited)

             Notes to the Consolidated Financial Statements (Unaudited) September 30, 2000


CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------



                                                             SEPTEMBER 30,          JUNE 30,
                                                                 2000                 2000

                                                                   $                   $
                                                          -------------------- -------------------

ASSETS

CURRENT
   Cash and cash equivalents                                    7,191,845            9,690,074
   Interest and GST receivable                                    105,443               39,240
   Due from officers and employees (Note 4)                       109,876              215,056
   Prepaid expenses                                               159,218               64,217
                                                          -------------------- -------------------
                                                                7,566,382           10,008,587

Due from Shekou Joint Venture                                     295,015                    -
Due from Big Sky Network Canada Ltd.                                    -            1,995,465
Investment in Shekou Joint Venture (Note 1 and 3)               2,684,438                    -
Investment in Big Sky Network Canada Ltd.  (Note 1)                     -              189,901
Fixed assets                                                      254,572               56,910

Intangible Assets:

Intellectual Property (Note 5)                                    849,750                    -
Shekou Joint Venture (Note 5)                                   2,549,250                    -
Chengdu Joint Venture (Note 5)                                  5,098,500                    -
Goodwill (Note 5)                                               2,153,717                    -
                                                          -------------------- -------------------
                                                               21,451,624           12,250,863
                                                          ==================== ===================

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                       228,774               34,889
   Promissory Note (Note 5)                                     1,700,000                    -
   Unearned revenue                                                     -              416,666
                                                          -------------------- -------------------
                                                                1,928,774              451,555
                                                          -------------------- -------------------

STOCKHOLDERS' EQUITY

   Common shares                                               12,086,692           12,112,320
   Additional paid-in capital                                   8,512,735               15,235
   Accumulated deficit                                         (1,076,577)            (328,247)
                                                          -------------------- -------------------
                                                               19,522,850           11,799,308
                                                          -------------------- -------------------
                                                               21,451,624           12,250,863
                                                          ==================== ===================



              The accompanying notes are an integral part of these
                       consolidated financial statements.


CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------


                                                                                                              Cumulative
                                                                                                              Period From
                                                                                          February 1,           Date of
                                                                                              2000           Incorporation
                                                                                               to                  to
                                                                      SEPTEMBER 30,         June 30,         September 30,
                                                                          2000                2000                2000
                                                                       (3 MONTHS)

                                                                            $                  $                   $
                                                                    ------------------ ------------------- -------------------


REVENUE
   Technical consulting                                                     125,000             83,333             208,333

GENERAL AND ADMINISTRATIVE EXPENSES                                         895,525            441,854           1,337,379

STOCK COMPENSATION                                                                -             15,235              15,235
                                                                    ------------------ ------------------- -------------------

                                                                           (770,525)          (373,756)         (1,144,281)

EQUITY LOSS IN BIG SKY NETWORK
   CANADA LTD.                                                             (101,372)           (80,099)           (181,471)

INTEREST INCOME                                                             123,567            125,608             249,175
                                                                    ------------------ ------------------- -------------------

NET LOSS                                                                   (748,330)          (328,247)         (1,076,577)
                                                                    ================== =================== ===================

LOSS PER SHARE
   Basic                                                                 (0.04)              (0.03)
                                                                    ================== ===================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                                    18,366,147          9,679,276
                                                                    ================== ===================



              The accompanying notes are an integral part of these
                       consolidated financial statements.


CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------


                                                                                Additional                        TOTAL
                                           Common Stock                          Paid-in       Accumulated       STOCKHOLDERS'
                                               Shares          Amount             Capital          Deficit           EQUITY
                                                                 $               $                $                 $
                                           --------------- -------------- ----------------- --------------- ------------------

Balance, February 1, 2000                      2,319,000           59,971                -              -             59,971

   Share consolidation                          (809,150)               -                -              -                  -

   Issue of common shares for the
     outstanding shares of
     China Broadband (BVI) Corp.              13,500,000          710,029                -              -            710,029

   Shares issued pursuant to private
     placement agreements at $0.20
     per share                                   500,000          100,000                -              -            100,000

   Shares issued pursuant to private
     placement agreements at $1.00
     per share                                 1,530,000        1,530,000                -              -          1,530,000

   Shares issued pursuant to private
     placement agreements at $7.50
     per share                                 1,301,667        9,762,503                -              -          9,762,503

   Share issue costs                                   -          (50,183)               -              -            (50,183)

   Stock compensation                                  -                -           15,235              -             15,235

   Net loss                                            -                -                -       (328,247)          (328,247)
                                           --------------- -------------- ----------------- --------------- ------------------

Balance, June 30, 2000                        18,341,517       12,112,320           15,235       (328,247)        11,799,308

    Share issue costs                                             (25,628)                                           (25,628)

    Acquisition of the shares of               1,133,000                -        8,497,500              -          8,497,500
      Big Sky Network Canada Ltd.
      (Note 5)

   Net loss                                            -                -                -       (748,330)          (748,330)
                                           --------------- -------------- ----------------- --------------- ------------------

Balance, September 30, 2000                   19,474,517       12,086,692        8,512,735     (1,076,577)        19,522,850
                                           =============== ============== ================= =============== ==================




              The accompanying notes are an integral part of these
                       consolidated financial statements.


CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------


                                                                                                              Cumulative
                                                                                                              Period From
                                                                                          February 1,           Date of
                                                                                              2000           Incorporation
                                                                                               to                  to
                                                                      SEPTEMBER 30,         June 30,         September 30,
                                                                          2000                2000                2000
                                                                       (3 MONTHS)

                                                                            $                  $                   $
                                                                    ------------------ ------------------- -------------------

CASH FLOWS RELATED TO THE
   FOLLOWING ACTIVITIES:

OPERATING
   Net loss                                                                (748,330)          (328,247)         (1,076,577)
   Adjustments for:
     Amortization                                                             3,745                  -               3,745
     Equity loss in Big Sky Network Canada Ltd.                             101,372             80,099             181,471
     Stock compensation                                                           -             15,235              15,235
                                                                    ------------------ ------------------- -------------------

                                                                           (643,213)          (232,913)           (876,126)
   Changes in non-cash working capital
     Interest and GST receivable                                            (66,203)           (39,240)           (105,443)
     Due from officers and employees                                        105,180           (215,056)           (109,876)
     Prepaid expenses                                                       271,666            (64,217)           (207,449)
     Accounts payable and accrued liabilities                               193,885             34,889             228,774
     Unearned revenue                                                      (416,666)           416,666                   -
                                                                    ------------------ ------------------- -------------------

                                                                           (555,351)           (99,871)           (655,222)
                                                                    ------------------ ------------------- -------------------
FINANCING
   Issue of common shares for cash                                                -         11,892,503          11,892,503
   Share issuance costs                                                     (25,628)           (50,183)            (75,811)
                                                                    ------------------ ------------------- -------------------
                                                                            (25,628)        11,842,320          11,816,692
                                                                    ------------------ ------------------- -------------------
INVESTING
   (Increase) decrease in due from Big Sky Network Canada Ltd.              975,000         (1,995,465)         (1,020,465)
   Increase in due from Shekou Joint Venture                               (295,015)                 -            (295,015)
   Fixed asset additions                                                   (201,407)           (56,910)           (258,317)
   Acquisition of Big Sky Network Canada Ltd. (net of cash
     acquired)                                                           (2,395,828)                 -          (2,395,828)
                                                                    ------------------ ------------------- -------------------
                                                                         (1,917,250)        (2,052,375)         (3,969,625)
                                                                    ------------------ ------------------- -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (2,498,229)         9,690,074           7,191,845

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            9,690,074                  -                   -
                                                                    ------------------ ------------------- -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  7,191,845          9,690,074           7,191,845
                                                                    ================== =================== ===================

NON-CASH INVESTING AND FINANCING ACTIVITY:
   Shares issued to acquire investment in Big Sky
     Network Ltd.                                                         8,497,500            270,000           8,767,500
                                                                    ================== =================== ===================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


1.       INCORPORATION AND NATURE OF BUSINESS

         INCORPORATION AND BACKGROUND

         China Broadband Corp. (the "Corporation") was incorporated in Nevada in February 1993 under the name "Institute for Counselling, Inc." On April 27, 2000, Institute for Counselling, Inc. changed its name to China Broadband Corp. The Corporation is a development stage enterprise and is seeking to become a leading internet technology provider of high capacity, high speed internet, data and voice services in major urban markets throughout The People's Republic of China (the "PRC"). The Company was incorporated for the purposes of implementing a business strategy involving joint ventures to provide high speed internet broadband services in major urban markets throughout the PRC.

         On April 14, 2000, the Corporation, a public shell company, acquired China Broadband (BVI) Corp. ("CBB - BVI") in a transaction accounted for as a recapitalization. This recapitalization was effected through the issuance of 13,500,000 common shares of the Corporation, constituting approximately 90% of its shares outstanding after the acquisition, in exchange for all of the outstanding shares of CBB - BVI.

         As a result of the application of the accounting principles governing recapitalization, CBB - BVI (incorporated on February 1, 2000) is treated as the acquiring or continuing entity for financial accounting purposes.

         The recapitalization of CBB - BVI was affected through the issuance of stock by CBB - BVI in exchange for the tangible net assets of the Corporation, valued at fair value, which approximates the Corporation's historical costs. As a result, the consolidated financial statements will be deemed to be a continuation of CBB - BVI's historical financial statements.

         INVESTMENT IN BIG SKY NETWORK CANADA LTD.

         CBB - BVI acquired 50,000 shares representing all of the outstanding shares of Big Sky Network Ltd. ("BSN"), a company incorporated under the laws of the territory of the British Virgin Islands from officers, directors and persons related to the officers and directors for 12,500,000 common shares of CBB - BVI. CBB - BVI was incorporated for the purpose of acquiring the shares of BSN. BSN did not have any substantial operations prior to February 1, 2000. This transaction was accounted for as a recapitalization of BSN. This recapitalization was effected through the issuance of 12,500,000 common shares of CBB - BVI constituting all of its issued and outstanding shares.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


1.       INCORPORATION AND NATURE OF BUSINESS (CONTINUED)

         INVESTMENT IN BIG SKY NETWORK CANADA LTD. (CONTINUED)

         On February 22, 2000, BSN issued an additional 10,000 shares to SoftNet Systems, Inc. ("SoftNet") for cash consideration of $500,000. As the Corporation controlled BSN, the financial statements of the Corporation included the accounts of BSN. On April 25, 2000, BSN issued a further 40,000 shares to SoftNet for cash consideration of $2,000,000. As a result of the April 25, 2000 transaction, the Corporation no longer controls BSN and therefore, BSN's accounts have been deconsolidated from these financial statements. For the period April 26, 2000 to September 29, 2000, the Corporation's investment in BSN is accounted for using the equity method. On September 29, 2000, the Corporation purchased the shares of BSN held by SoftNet, see Note 5.

         BSN signed a joint venture agreement on September 21, 1999 with China Merchants Shekou Industrial Zone, Ltd. ("China Merchants") to establish Shenzhen China Merchants Big Sky Network Ltd. ("Shekou JV"), the purpose of which is to provide internet access to Chinese residential and business customers through the existing cable television infrastructure. Under the terms of the joint venture agreement, China Merchants agreed to provide all the non-broadcast rights on the cable network of a cable television station controlled by China Merchants. BSN is required to contribute a total of $3,000,000 to the Shekou JV in cash or equipment. BSN is also responsible for providing technical support to the Shekou JV. Over the Shekou JV's 15 year term, BSN will be entitled to receive 60% of the profits earned between 2000 and 2004, 50% of the profits earned between 2005 and 2009 and 40% of the profits earned between 2010 and 2014. BSN is entitled to appoint four of the seven directors on the Board of Directors of the Shekou JV for the first five years of its operations and is thereafter entitled to appoint three of the seven directors.

         On July 8, 2000, BSN signed a joint venture agreement with Chengdu Huayu Information Industry Co., Ltd. ("Chengdu Huayu") to establish Sichuan Huayu Big Sky Network Ltd. ("Chengdu JV"), the purpose of which is to develop an advanced broadband software and hardware platform for data transmission and internet related business in the Chengdu area. Under the terms of the joint venture agreement, Chengdu Huayu agreed to provide the entire software and hardware data transmission platform of its Huayu HFC network and the rights to use all of its facilities and equipment. BSN is required to contribute a maximum of $5,500,000 to the Chengdu JV in cash or equipment. Over the Chengdu JV's 20 year term, BSN will be entitled to receive 65% of the profits earned between 2001 and 2007, 50% of the profits earned between 2008 and 2013 and 35% of the profits earned between 2014 and 2020. BSN is entitled to appoint four of the seven Board of Directors of the Chengdu JV for the first seven years of its operations and is thereafter entitled to appoint three of the seven directors.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


1.       INCORPORATION AND NATURE OF BUSINESS (CONTINUED)

         UNCERTAINTIES AND RISK FACTORS

         The Corporation's operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the government of the PRC has been pursuing economic reform policies, no assurance can be given that it will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There is also no guarantee that the pursuit of economic reforms by the government of the PRC will be consistent or effective.

         The PRC has recently enacted new laws and regulations governing internet access and the provision of online business, economic and financial information. Current or proposed laws aimed at limiting the use of online services could, depending upon interpretation and application, result in significant uncertainty to the Corporation, additional costs and technological challenges in order to comply with any statutory or regulatory requirements imposed by such legislation. Additional legislation and regulations that may be enacted by the government of the PRC could have an adverse effect on the Corporation's business, financial condition and results of operations.

         The success of the Corporation will depend on the acceptance of broadband internet services, which remains unproven in the PRC. The Corporation may not be able to attract and retain subscribers, or it may face intense competition which could have an adverse effect on the Corporation's business, financial condition and results of operations. The Shekou JV's services were launched on June 30, 2000, and it is currently expanding its subscriber base in the Shekou Industrial Zone. The Chengdu JV's services were launched on October 26, 2000.

         Substantially all of the Corporation's revenues and operating expenses will be denominated in the Chinese renminbi, which is currently freely convertible, however, there can be no assurance that this will continue or that the ability to purchase or retain foreign currencies will continue in the future.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


1.       INCORPORATION AND NATURE OF BUSINESS (CONTINUED)

         UNCERTAINTIES AND RISK FACTORS (CONTINUED)

         These consolidated financial statements have been prepared on a going concern basis. The Corporation's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Corporation be unable to continue as a going concern.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The information presented in the accompanying financial statements is unaudited and includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the audited consolidated financial statements of CBB-BVI as at March 31, 2000 and for the period from February 1, 2000 (date of incorporation) to March 31, 2000.

         NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which as subsequently amended by SFAS No. 137 and 138, established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value for fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that these statements will not have a significant impact on the Corporation's consolidated financial position, results of operations or cash flows.


         In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition" to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Corporation believes that its revenue recognition practices are in conformity with SAB 101.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


3.       INVESTMENT IN JOINT VENTURES


         As discussed in Note 1, BSN participates in both the Shekou JV and the Chengdu JV. The Chengdu JV commenced operations in October, 2000.

         Summarized financial information for the Shekou
           JV is as follows:
                                                               -----------------
                                                                        $
                                                               -----------------

         Current assets                                                2,198,736
         Other assets                                                    715,429
                                                               -----------------
         Total assets                                                  2,914,165
                                                               =================

         Current liabilities                                               7,622
         Capital                                                       2,906,543
                                                               -----------------
         Total liabilities and capital                                 2,914,165
                                                               =================

         Net loss                                                       (94,037)

         The Chengdu JV commenced operations in October, 2000.




4.       DUE FROM OFFICERS AND EMPLOYEES

         The amounts due from officers and employees are advances for travel expenses. They are non-interest bearing and payable on demand.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


5.       ACQUISITION OF BIG SKY NETWORK CANADA LTD.

         On September 29, 2000, the Corporation closed a common stock purchase agreement to buy 50,000 common shares of Big Sky Network Canada Ltd. ("BSN") increasing its ownership to 100% of BSN. The purchase price was U.S. $12.7 million, consisting of $2.5 million cash, $1.7 million promissory note, and 1,133,000 common shares of the Corporation valued at the fair market value of the common shares. The purchase price has been allocated as follows:

                                                              -----------------
         Assets acquired, excluding cash:                             $
                                                              -----------------

        Net working capital deficiency                              (742,327)
        Investment in Shekou Joint Venture                         2,684,438
        Intellectual property                                        849,750
        Chengdu Joint Venture                                      5,098,500
        Shekou Joint Venture                                       2,549,250
        Goodwill                                                   2,153,717
                                                              -----------------
                                                                  12,593,328
                                                              -----------------
        Cash acquired                                                104,172
                                                              -----------------

        Net assets acquired                                       12,697,500
                                                              =================

6.       COMMITMENTS

         a) BSN has entered into an investment commitment for capital contributions to the joint venture with Chengdu Huayu Information Industry Co. Ltd. located in the PRC. Future maximum capital contributions are $5,500,000. In October, $500,000 was contributed to this joint venture. The remaining $5,000,000 is required to be spent over the life of the joint venture, funded from the cash flow of the joint venture.

         b) On July 25, 2000, the Corporation entered into an agency agreement for financial advisory services. The Corporation paid a commencement fee of $200,000. As compensation for the services, the Corporation will pay monthly advances of $5,000 for the next 12 months and a success fee, payable at the conclusion of any transaction.



7.       SEGMENTED INFORMATION

         The Corporation's operating activities are entirely in the PRC. It is not expected that commercial operations will be carried on in any other country. The Corporation's administrative and corporate activities are carried on in the United States and Canada.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's limited operating history and history of losses; the Company's dependence on relationships with joint venture partners; political and economic risks related to operating in China, including government regulation of the telecommunications and broadband services industry, the Internet and the cable television industry in China; the Company's ability to enter into joint venture relationships on acceptable terms; the Company's ability to raise additional capital to finance its growth and to meet its obligations under its joint venture arrangements; management of growth of the Company's operations; the ability of the Company's joint ventures to procure equipment and technical services to expand the capacity of the joint venture systems; dependence on development of the Internet in China and the continued growth in use of the Internet worldwide; acceptance of broadband service offerings through cable television systems; capacity and systems disruptions of the systems of the Company's joint ventures; risk related to development of technologies related to delivering broadband services over existing fibre-optic cable television systems in China; competition in the broadband services industry in China; risks related to technological change; the Company's dependence on key management and personnel; the Company's ability to protect its intellectual property rights; uncertainty regarding infringing intellectual property rights of others; security risks and the other risks and uncertainties described in the Company's Securities and Exchange Commission filings.



OVERVIEW

         We, China Broadband Corp. (formerly, Institute for Counselling, Inc.), through our wholly-owned subsidiary, Big Sky Network Canada Ltd., a British Virgin Islands corporation ("Big Sky Network"), are in the process of entering into cooperative joint venture relationships with government-approved Chinese partners to offer high capacity, high speed Internet access and services in major urban markets throughout the People's Republic of China. Each of Big Sky Networks government approved joint venture partners has obtained or are expected to obtain the required licenses, regulatory approvals and access to existing cable television optical fibre-coaxial cable systems for the joint venture to offer broadband services. Big Sky Network is an internet technology service provider and provides financing and equipment, software, installation, training and technical support services to each joint venture. The joint ventures provide broadband (i.e., high capacity, high speed) data transport and dedicated Internet access to businesses, individuals, educational institutions and others through existing cable television optical fibre-coaxial cable systems in the areas in which the joint venture services. In the future, the joint ventures are expected to provide a complete range of broadband services, including high speed data transport and Internet access, advanced Web hosting, co-location, facilities-based Internet transport services and other enhanced Internet services on a large scale, subject to regulatory and government approval.

HISTORY OF THE COMPANY

         We were incorporated under the laws of Nevada on February 9, 1993 as "Institute for Counselling, Inc.", and changed our name to "China Broadband Corp." on April 27, 2000. We were inactive from the date of incorporation through December 31, 1997, during which time we raised no significant capital and incurred no significant expenses. As of February 1, 2000, we had 2,319,000 shares of common stock issued and outstanding.

         On April 14, 2000, we completed a reverse-split of our common stock on a .65104 for 1 basis reducing our issued and outstanding share capital to 1,509,850 shares of common stock.

         We acquired all of the issued and outstanding shares of China Broadband
(BVI) Corp. in exchange for 13,500,000 shares of our common stock on April 14, 2000. Because we had only 1,509,850 (post reverse-split) shares issued and outstanding on the date of our acquisition, the former shareholders of China Broadband (BVI) acquired 90% control of our corporation. In instances like this, accounting principles require that the transaction be reflected in financial statements as a recapitalization of the parent, China Broadband Corp., and the subsidiary, China Broadband (BVI) Corp. is treated as the acquiring or continuing entity for financial accounting purposes. Consequently, the statements are created by aggregating the accounts of the subsidiary, as would have been the case if shareholders of China Broadband (BVI) Corp. had retained ownership, and then adding the accounts of the parent for the relevant period when all the companies came under common control. In this case, common control started immediately after the completion of the acquisition, effectively April 14, 2000. Consequently, our financial statements for periods subsequent to the acquisition will include the accounts of China Broadband (BVI) Corp. and Big Sky Network for the full fiscal period, but only the financial information for China Broadband Corp. for the period following the date of acquisition.

         China Broadband (BVI) Corp. was formed on February 1, 2000, and had no business activities prior to that time. China Broadband (BVI) Corp. was incorporated for the purposes of acquiring all of the issued and outstanding shares of Big Sky Network, a company implementing a business strategy involving entering into joint ventures that would provide high capacity, high speed Internet broadband services in the major urban markets throughout the People's Republic of China. Big Sky Network had several letters of intent to enter into cooperation joint venture agreements with Chinese joint venture partners to deliver such services. On February 1, 2000, China Broadband (BVI) Corp. acquired 50,000 shares, representing all of the issued and outstanding capital stock of Big Sky Networks. On February 22, 2000, Big Sky Network issued an additional 10,000 shares of SoftNet Systems, Inc. ("SoftNet") for cash consideration of $500,000. On April 25, 2000, Big Sky Network issued a further 40,000 shares to SoftNet for cash consideration of $2,000,000.

         After giving effect to the acquisitions, China Broadband Corp. owned all of the issued and outstanding capital of China Broadband (BVI) Corp. and China Broadband (BVI) Corp. owned 50% of the issued and outstanding capital of Big Sky Network.

         Subsequent to China  Broadband  Corp.'s  acquisition of China Broadband
(BVI) Corp., China Broadband Corp. completed three private placements of 3,331,667 shares of its common stock for proceeds of $11,392,502.

         On September 29, 2000, we acquired,  indirectly through China Broadband
(BVI) Corp., the 50,000 shares of Big Sky Network owned by SoftNet, under the terms of a common stock purchase agreement. Under the terms of the agreement, we paid SoftNet $12,697,500 for its interest in Big Sky Network, with the following components:

         o  $2,500,000 in cash;

         o a promissory note in the principal amount of $1,700,000, due September 29, 2001, with interest payable at maturity at the rate of 8% per annum;

         o  forgiveness of debt, if any, owed by SoftNet to us; and

         o  1,133,000 shares of our common stock, valued at $7.50 per share.

         We acquired SoftNet's interest in Big Sky Network to obtain 100% ownership. After giving effect to the acquisition, we own 100% of the issued and outstanding capital stock of Big Sky Network. On October 13, 2000, we filed Form 8-K with the U.S. Securities and Exchange Commission, providing details of the transaction together with an undertaking to file pro-forma financial statements within 60 days of the Form 8-K filing.

         BIG SKY NETWORK JOINT VENTURES


         As of November 13, 2000, Big Sky Network formed the following joint ventures:

         - Shenzhen China Merchants Big Sky Network Ltd., a joint venture with Shenzhen, China Merchants Shekou Industrial Zone Ltd. ("China Merchants Shekou"), to provide high-speed Internet access in Shekou, Shenzhen, Guangdong Province (the "Shekou Joint Venture");

         - Sichuan Huayu Big Sky Networks Ltd., a joint venture with Chengdu Huayu Information Industry Co. Ltd. ("Chengdu Huayu"), to provide high-speed Internet access in Chengdu, Sichuan Province (the "Chengdu Joint Venture").

         China Merchants Shekou received regulatory approval and the required licenses for the Shekou Joint Venture and launched Big Sky Networks' first joint venture broadband service in Shekou, China on June 30, 2000.

         Chengdu Huayu received regulatory approval and the required licenses for the Chengdu Joint Venture and launched Big Sky Network's second joint venture broadband service in Chengdu, China on October 26, 2000.

         On July 21, 2000, Big Sky Network entered into a Strategic Partnership Agreement with Chengdu Huayu to build a Greater Chengdu-Area and a Province-Wide-Area Integrated Information Network to provide high-speed Internet access, data transmission and value-added services in the Chengdu, Sichuan area.

         On September 15, 2000, Big Sky Network entered into a Joint Development Agreement of City-Wide-Area High Speed Broadband Data Transmission Services Networks of China with Jitong Network Communications Co. Ltd. dated September 15, 2000, under which the parties agreed to jointly develop digital data transmission services based on the nation-wide City-Wide-Area integrated high-speed broadband network.

         Big Sky Network has signed letters of intent with the following potential joint venture partners:

            -  Zhuhai Cable Television Station dated May 27, 1999;

            -  Cixi Broadcast and TV Station dated January 12, 2000;

            -  Dalian Metropolitan Area Network Center dated March 1, 2000;

            -  Deyang Guangshi Networks Development Ltd.; and

            -  Guangzhou Cable Television Station dated April 8, 1999.

We anticipate that Big Sky Networks will enter into final joint venture agreements with these joint venture partners and that the joint venture partners will receive government regulatory approval and licenses for these joint ventures in the fourth quarter 2000 and during 2001. Big Sky Networks is also exploring additional joint venture opportunities in other municipalities throughout China.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000

         The Company had no business activity prior to February 1, 2000. The discussion set forth below describes the result of operations for the three-month period ended September 30, 2000. The "Company" as used in this discussion refers to China Broadband Corp. and its subsidiaries.

         Revenues. During the fiscal quarter ended September 30, 2000, the Company generated $125,000 in revenues from management fees by providing technical consulting services to Big Sky Network for the period. The Company earned interest income of $123,567 from its cash and short-term deposits.

         Expenses. The Company incurred general operating expenses of $895,525. These expenses included accounting and audit expenses of $64,615 and legal expenses of $92,735 related to the preparation of the Company's reports under the Securities Exchange Act of 1934, as amended, preparation of legal documents related to the joint venture and the SoftNet transaction, and investment banking expenses of $200,000. Consulting expenses of $241,405 and travel expenses of $89,065 were incurred during the three month period ended September 30, 2000 primarily related to the negotiation of various joint venture agreements in China, including the extended July 8, 2000 agreement with Chengdu Huayu Information Co. Ltd. and the July 21, 2000 strategic alliance agreement with Chengdu Huaya Information Co. Ltd. to develop a fiber optic network to connect cities in the Sichuan province. The Company anticipates that expenses will increase during the fourth quarter of 2000 for the following reasons: (i) the Company anticipates that it will continue to negotiate and finalize letters of intent and definitive agreements to form joint ventures; (ii) the Company's joint ventures will begin extensive marketing and promotional campaigns to build subscription bases in Shekou and Chengdu; (iii) the Company will incur expenses related to the launch of its joint venture services in Chengdu and other potential areas; (iv) the Company will incur costs associated with finance raising activities; (v) the Company will incur costs related to hiring additional personnel to provide management, technical and support services to its growing organization; and (vi) the Company will incur other costs related to implementing its business plan and financing its joint venture obligations.

         Loss. The Company had a loss of $770,525 from its operations. The Company also recorded an equity loss of $101,372 related to Big Sky Network's ongoing operating expenses incurred by the first joint venture offering services of Shekou, China, leasing office space and hiring employees to commence signing up subscribers. The Company's loss for the three-month period ended September 30, 2000, after interest income of $123,567, was of $748,330. The Company anticipates losses will increase in the fourth quarter of 2000, due to expenses related to expanding its business operations to facilitate additional joint venture relationships, as described above. The Company also anticipates that its equity loss related to Big Sky Network will increase in the third and fourth quarters of 2000 as additional ongoing operating expenses are incurred as joint venture agreements are executed and office space is leased and employees are hired to commence signing up subscribers. Loss per share for the three-month period ended September 30, 2000 was $0.04 per share.

         Since the Company is in its development stage, all losses accumulated since inception have been considered as part of the Company's development stage activities.

PERIOD FROM INCEPTION (FEBRUARY 1, 2000) THROUGH SEPTEMBER 30, 2000.

         The Company had no business activities prior to February 1, 2000. On April 25, 2000, Big Sky Network issued 40,000 shares to SoftNet Systems, Inc. and, as a result, the company no longer controlled Big Sky Network and deconsolidated the accounts of Big Sky Network from April 25, 2000 onward. For the period from April 26, 2000 to September 28, 2000, the Company's investment in Big Sky Network is accounted for using the equity method, resulting in an equity loss of $181,471 for the period. On September 29, 2000, China Broadband
(BVI) acquired SoftNet's interest in Big Sky Network, and as a result, the Company owns 100% of Big Sky Network's issued and outstanding share capital.

         Revenues. During the period from inception (February 1, 2000) through September 30, 2000, the Company generated revenues of $208,333 from management fees by providing technical consulting services to Big Sky Network for the period. The Company earned interest income of $249,175 from its cash and short-term deposits.

         Expenses. The Company incurred general operating expenses of $1,337,379. These expenses included accounting and audit expenses of $92,960 and legal expenses of $188,475 related to the preparation of the Company's reports under the Securities Exchange Act of 1934, as amended, and preparation of joint venture related legal documents and documents related to the acquisition of SoftNet's interest in Big Sky Network. Consulting expenses of $294,295 and travel expenses of $218,014 were incurred during the period from inception (February 1, 2000) to September 30, 2000 primarily related to the negotiation of various joint venture agreements in China, including the executed July 8, 2000 agreement with Chengdu Huayu Information Co. Ltd. and the July 21, 2000 strategic alliance agreement with Chengdu Huaya Information Co. Ltd. to develop a fiber optic network to connect cities in the Sichuan Province. The Company anticipates that expenses will increase during the fourth quarter of 2000 for the following reasons: (i) the Company anticipates that it will continue to negotiate and finalize letters of intent and definitive agreements to form joint ventures; (ii) the Company's joint ventures will begin extensive marketing and promotional campaigns to build subscription bases in Shekou and Chengdu; (iii) the Company will incur expenses related to the launch of its joint venture services in Chengdu and other potential areas; (iv) the Company will incur costs associated with finance raising activities; (v) the Company will incur costs related to hiring additional personnel to provide management, technical and support services to its growing organization; and (vi) the Company will incur other costs related to implementing its business plan and financing its joint venture obligations.

         Loss. The Company had a loss of $1,144,281 from its operations during the period. The Company also recorded an equity loss of $181,471 related to Big Sky Network's ongoing operating expenses incurred by the Shekou Joint Venture related to leasing office space, hiring employees to commence signing up subscribers and technical support staff in Shekou, China; and the expenses related to establishing the Chengdu Joint Venture. The Company's loss for the period from inception (February 1, 2000) through September 30, 2000, after interest income of $249,175, was of $1,076,577. The Company anticipates that it will continue to incur losses in future periods until the Company's joint venture partners successfully launch broadband subscription services and revenues generated from subscriptions are sufficient to cover the costs associated with business development and general administrative expense, as described above. The Company also anticipates that its equity loss related to Big Sky Network will increase in the fourth quarter of 2000 as additional ongoing operating expenses are incurred as joint venture agreements are executed and expenses related to launching joint venture broadband services, including rent expenses, administrative expenses, personnel expenses, consulting expenses and marketing and sales expenses are incurred.

         Since the Company is in its development stage, all losses accumulated since inception have been considered as part of the Company's development stage activities.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company had cash and cash equivalents of $7,191,845 and working capital of $5,637,608.

         During the period from inception (February 1, 2000) through September 30, 2000, the Company raised $11,392,503 through the issuance of common stock, less share issuance costs of $75,811. The Company had cash of $9,690,074 at the beginning of the period. During the period from inception (February 1, 2000) through September 30, 2000, the Company generated Cash of $7,191,845; and during the three month period ended September 30, 2000, the Company used Cash of $2,498,229.

         Operating activities during the fiscal quarter ended September 30, 2000 included net loss of $748,330 for the quarter and a non-cash equity loss in Big Sky Network of $101,372. The Company had changes in non-cash working capital accounts of $87,862 resulting from accounts payable and accrued liabilities of $193,885 related primarily to costs associated with the Shekou Joint Venture, and travel advances for officers and employees of $105,180, offset by prepaid expenses of $271,666 related to deposits on furniture and rent, retainers for legal firm and transfer agent, interest receivable of $66,203, and unearned revenue of $416,666. Financing activities during the fiscal quarter ended September 30, 2000 used cash of $25,628. Investing activities during the fiscal quarter ended September 30, 2000 included $295,015 due from the Shekou Joint Venture; acquisition of Big Sky Networks of $2,395,828; fixed asset additions of $201,407 related to fixtures and equipment; and $975,000 decrease in due from Big Sky Network.

         SOFTNET TRANSACTION

         On September 29, 2000, the Company, through China Broadband (BVI), acquired SoftNet's 50% interest in Big Sky Network. Under the terms of the acquisition agreement, the Company agreed to pay SoftNet $2,500,000 in cash; issue SoftNet a promissory note in the principal amount of $1,700,000, due September 29, 2001, with interest payable at maturity at the rate of 8% per annum; forgiveness of a debt, if any, owed by SoftNet to the Company and issue SoftNet 1,133,000 shares of China Broadband Corp. common stock.

         The Company's acquisition of SoftNet's interest in Big Sky Network had the following impact on the Company's financial position:

            o  $2,500,000 in cash paid to SoftNet;

            o China Broadband issued 1,133,000 shares to SoftNet at a deemed value of $8,497,500;

            o The Company recorded a $1,700,000 liability related to its obligation to pay SoftNet under a promissory note; and

            o  Forgiveness of debt, if any, owed by SoftNet to us.

         In addition to the commitments described above, the Company has the following commitments:

         Big Sky Network has agreed to future maximum capital contributions under the Chengdu Joint Venture Agreement and the Strategic Partnership Agreement with Chengdu Huayu Information Industry Co. Ltd. of $5,500,000. The Company contributed $500,000 to the Chengdu Joint Venture in October. The remaining $5,000,000 is required to be spent over the life of the joint venture, funded from the cash flow of the joint venture.

         On July 25, 2000, the Company entered into an agency agreement for financial advisory services. The Corporation paid a commencement fee of $200,000. As compensation for the services, the Corporation will pay monthly advances of $5,000 for the next 12 months and a success fee, payable at the conclusion of any transaction.

         In addition to the foregoing, the Company, through Big Sky Network, is expected to enter into additional joint venture arrangements that are anticipated to require capital contributions of cash and/or services of approximately $5,000,000 each. The Company anticipates that it may finance such capital contributions through vendor financing or by issuing debt or equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

PLAN OF OPERATION

         As of Septemeber 30, 2000, the Company's management anticipates that the Company currently has sufficient working capital to fund the Company's plan of operation through the year ended December 31, 2000. The Company's costs to fund its plan of operation for the fiscal year ending December 31, 2000 is estimated to be approximately $1,000,000 million to $1,200,000 (primarily joint venture contributions, salaries, travel, office and other similar expenses). These funds are intended to permit us to expand our marketing efforts through additions to staff and to develop and execute a comprehensive market exposure program to implement the business strategy of entering into joint ventures that are anticipated to provide high capacity, high speed Internet, data and voice services in the major urban markets throughout the People's Republic of China.

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

SUBSEQUENT EVENTS

         Subsequent to the period ended September 30, 2000, the following events occurred:

         - Chengdu Huayu received regulatory approval and the required licenses for the Chengdu Joint Venture and launched Big Sky Network's second joint venture broadband service in Chengdu, China on October 26, 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         a)       Sales of Unregistered Securities

                  On September 29, 2000, China Broadband Corp. issued 1,133,000 shares to SoftNet as partial consideration for 50,000 shares of Big Sky Network. Theses securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         b)       Use of Proceeds from Sales of Registered Securities

                  Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

         During the quarter ended September 30, 2000, there were no changes in or disagreements with accountants on accounting or financial disclosure. On September 22, 2000, China Broadband Corp. replaced Arthur Andersen LLP as its independent auditor with Deloitte & Touche LLP. China Broadband Corp. filed a current report on Form 8-K to report the change in auditors on September 26, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         10.1 Common Stock Purchase Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd. (previously filed as Exhibit 10.1 on Form 8-K on October 13, 2000).

         10.2 Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd. and Matthew Heysel, for himself and as attorney-in-fact for Daming Yang, Kai Yang, Wei Yang, Jeff Xue, Lu Wang, Wallace Nesbitt and Western Capital Corp. (previously filed as Exhibit
               10.2 on Form 8-K on October 13, 2000).

         10.3 Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang. (previously filed as Exhibit 10.3 on Form 8-K on October 13, 2000)

         (b)      Reports on Form 8-K.

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

                  Form 8-K filed on October 13, 2000, reporting the acquisition by China Broadband (BVI) Corp. of 50,000 shares of Big Sky Network Canada Ltd. pursuant to the terms of a Common Stock Purchase Agreement.

                  Form 8-K filed on September 26, 2000, reporting change in auditor.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CHINA BROADBAND CORP.
                               (formerly Institute for Counseling, Inc.)


Date:  November 14, 2000       By:      /S/ MATTHEW HEYSEL
                                        --------------------------------
                                        Name:    Matthew Heysel
                                        Title:   Chief Executive Officer


Date:  November 14, 2000       By:      /S/ THOMAS G. MILNE
                                        --------------------------------
                                        Name:    Thomas G. Milne
                                                 Title:  Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)