Form 10QSB/A
period 2000-06-30
CHINA BROADBAND CORP
filed 2000-12-13
CIK 1075247

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   ------------------------------------------

                                 FORM 10-QSB/A
                                Amendment No. 2


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

              Consolidated Statement of Stockholders' Equity (Unaudited)    F-4

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

             Consolidated Statement of Stockholders' Equity (Unaudited)

             Consolidated Statement of Cash Flows (Unaudited)

             Notes to the Consolidated Financial Statements (Unaudited)


                              CHINA BROADBAND CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                  (US Dollars)
                                   (unaudited)


                                     ASSETS

                                                                 JUNE 30,           March 31,
                                                                   2000               2000
                                                             ---------------     ---------------

CURRENT ASSETS
     Cash and cash equivalents                               $     9,690,074     $       738,201
     Interest receivable                                              39,240                   -
     Due from officers and employees (Note 4)                        215,056              28,942
     Prepaid expenses                                                 64,217                   -
                                                             ---------------     ---------------
                                                                  10,008,587             767,143

DUE FROM BIG SKY NETWORK CANADA LTD. (Note 6)                      1,995,465                   -

INVESTMENT IN BIG SKY NETWORK CANADA LTD. (Note 1)                   189,901                   -

FIXED ASSETS                                                          56,910                   -
                                                             ---------------     ---------------

                                                            $     12,250,863     $       767,143
                                                            ================     ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities               $         34,889     $             -
     Unearned revenue (Note 7)                                       416,666                   -
     Stockholder advances                                                  -              24,719
                                                            ----------------     ---------------

                                                                     451,555              24,719
                                                            ----------------     ---------------

MINORITY INTEREST                                                          -             230,000
                                                            ----------------     ---------------

STOCKHOLDERS' EQUITY
     Common stock (Note 3)                                            76,803              73,471
     Additional paid-in capital                                   12,050,752             696,529
     Accumulated deficit                                            (328,247)           (257,576)
                                                            ----------------     ---------------

                                                                  11,799,308             512,424

                                                            $     12,250,863     $       767,143
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



                              CHINA BROADBAND CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (US Dollars)
                                   (unaudited)


                                                               THREE MONTHS        February 1
                                                              ENDED JUNE 30,       to June 30,
                                                                   2000               2000
                                                            ----------------     ---------------

REVENUE
     TECHNICAL CONSULTING (NOTE 7)                          $         83,333     $        83,333

GENERAL AND ADMINISTRATIVE EXPENSES                                  184,278             441,854
      STOCK COMPENSATION                                              15,235              15,235
                                                            ----------------     ---------------

                                                                    (116,180)           (373,756)

EQUITY LOSS IN BIG SKY NETWORK CANADA LTD.                           (80,099)            (80,099)

INTEREST INCOME                                                      125,608             125,608
                                                            ----------------     ---------------

LOSS FOR THE PERIOD BEFORE PROVISION
     FOR INCOME TAXES                                                (70,671)           (328,247)

PROVISION FOR INCOME TAXES                                                 -                   -
                                                            ----------------     ---------------

LOSS FOR THE PERIOD                                         $        (70,671)    $      (328,247)
                                                            ================     ===============

BASIC LOSS PER SHARE                                        $           0.00     $         (0.02)
                                                            ================     ===============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                     16,957,671          16,205,766
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


                              CHINA BROADBAND CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (US Dollars)
                                   (unaudited)



                                                                                Additional
                                                                 Common          Paid-In
                                                                 Stock           Capital         Deficit
                                                            ---------------     --------     ---------------

Balance, February 1, 2000                                   $        59,971     $         -       $       -

Issue of common stock for the outstanding shares of
     China Broadband (BVI) Corp.                                     13,500         696,529               -

Stocks issued pursuant to private placement agreements at
     $0.20 per share                                                    500          99,500               -

Shares issued pursuant to private placement agreements at
     $1.00 per share                                                  1,530       1,528,470               -

Shares issued pursuant to private placement agreements at
     $7.50 per share                                                  1,302       9,761,201               -

Share issue costs                                                         -         (50,183)              -

Stock compensation                                                        -          15,235               -

Loss for the period                                                       -               -        (328,247)
                                                            ---------------     -----------  ---------------
Balance, June 30, 2000                                      $        76,803     $12,050,752       $(328,247)
                                                            ===============     ===========  ===============

     The accompanying notes are an integral part of these consolidated financial statements.


                              CHINA BROADBAND CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (US Dollars)
                                   (unaudited)


                                                               THREE MONTHS        February 1
                                                              ENDED JUNE 30,       to June 30,
                                                                   2000               2000
                                                            ---------------     ---------------

OPERATING ACTIVITIES
     Loss for the period                                    $       (70,671)     $      (328,247)
     Add item not affecting cash
        Equity loss in Big Sky Network Canada Ltd.                   80,099               80,099
        Stock Compensation                                           15,235               15,235
     Changes in non-cash operating working capital                  137,265              133,042
                                                            ---------------      ---------------

                                                                    161,928              (99,871)
                                                            ---------------      ---------------

FINANCING ACTIVITIES
     Issue of common stocks for cash                             11,892,503           11,892,503
     Share issuance costs                                           (50,183)             (50,183)
                                                            ---------------      ---------------

                                                                 11,842,320           11,842,320

INVESTING ACTIVITIES
     Increase in due from Big Sky Network Canada Ltd.            (1,995,465)          (1,995,465)
     Fixed asset additions                                          (56,910)             (56,910)
                                                            ---------------      ---------------

                                                                 (2,052,375)          (2,052,375)
                                                            ---------------      ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                             8,951,873            9,690,074

CASH AND CASH EQUIVALENTS, beginning of period                      738,201                    -
                                                            ---------------      ---------------

CASH AND CASH EQUIVALENTS, end of period                    $     9,690,074      $     9,690,074
                                                            ===============      ===============


NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Stocks issued to acquire investment in Big Sky
       Network Canada Ltd.                                          270,000              270,000

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

         On April 14, 2000, China Broadband Corp. (the "Corporation"), a public shell company, acquired China Broadband (BVI) Corp. ("CBB - BVI") in a transaction accounted for as a recapitalization. This recapitalization was effected through the issuance of 13,500,000 shares of common stock of the Corporation, constituting approximately 90% of its shares out-standing after the acquisition, in exchange for all of the outstanding shares of China Broadband (BVI) Corp.

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


3.       COMMON STOCK

         AUTHORIZED

         The authorized capital of the Corporation is 50,000,000 common shares having a par value of $0.001 each.

         ISSUED
                                                                                            NUMBER          AMOUNT
                                                                                       --------------   ---------------

         Balance, February 1, 2000                                                          2,319,000   $        59,971

         Share consolidation                                                                 (809,150)                -

         Common shares issued on April 14, 2000 for the outstanding
              shares of China Broadband (BVI) Corp. upon recapitalization                  13,500,000            13,500

         Shares issued for cash pursuant to private placement agreements at
              $0.20 per share                                                                 500,000               500






         Shares issued for cash pursuant to private placement agreements at
              $1.00 per share                                                               1,530,000             1,530

         Shares issued for cash pursuant to private placement agreements at
              $7.50 per share                                                               1,301,667             1,302
                                                                                       --------------   ---------------
                                                                                           18,341,517   $        76,803
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

         Loss. The Company had a loss of $373,756 from its operations during the period. The Company also recorded an equity loss of $80,099 related to Big Sky Network's ongoing operating expenses incurred by the first joint venture offering services of Shekou, China, leasing office space and hiring employees to commence signing up subscribers. The Company's loss for the period from inception (February 1, 2000) through June 30, 2000, after interest income of
$125,608, was of $328,247 or $0.02 per share. The Company anticipates that it will continue to incur losses in future periods until the Company's joint venture partners successfully launch broadband subscription services and revenues generated from subscriptions are sufficient to cover the costs associated with business development and general administrative expense. The Company also anticipates that its equity loss related to Big Sky Network will increase in the third and fourth quarters of 2000 as additional ongoing operating expenses are incurred as joint venture agreements are executed and office space is leased and employees are hired to commence signing up subscribers.

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