Form 10KSB
period 2000-12-31
CHINA BROADBAND CORP
filed 2001-03-29
CIK 1075247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-KSB


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
       1934 FOR THE FISCAL YEAR ENDED: December 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         Commission file number: 0-28345

                              China Broadband Corp.
                    (FORMERLY INSTITUTE FOR COUNSELING, INC.)
                    -----------------------------------------
              (Exact name of small business issuer in its charter)

                  NEVADA                               52-2197688
                  ------                               ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)



      2080 - 440 - 2 Avenue S.W.
       CALGARY, ALBERTA, CANADA                          T2P 5E9
       ------------------------                          -------
 (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (403) 234-8885

Securities Registered Under Section 12(b)
  of the Exchange Act:                            None

Securities Registered Under Section 12(g)
  of the Exchange Act:                            COMMON STOCK, $0.001 PAR VALUE
                                                  ------------------------------
                                                        (Title of class)

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No |_|

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

            Revenue for the most recent fiscal year: $208,333

            Aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 15, 2001: $43,703,688

            Number of shares outstanding of each of the Registrant's classes of common stock, as of March 15, 2001: 19,474,517 shares of common stock, par value US$0.001 per share

            DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

         We, China Broadband Corp., are a development stage company, which means we are in the process of developing our business. We have incurred losses since our inception, and as of December 31, 2000, we had an accumulated deficit of $3,597,180. We anticipate that we will continue to incur losses in the foreseeable future. Our auditors have expressed considerable doubt that we will be able to continue as a on going business.

         Except for historical information, the following description of our business contains forward-looking statements based on current expectations which involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth in this Annual Report under the heading "Additional Factors That May Affect Future Results." Unless specified otherwise as used herein, the terms "we," "us" or "our" refer to China Broadband Corp. and its wholly owned subsidiaries.

CORPORATE STRUCTURE

         We were incorporated in February 1993 as "Institute for Counseling, Inc." under the laws of the State of Nevada. On April 14, 2000, we acquired China Broadband (BVI) Corp., a British Virgin Islands company incorporated in February 2000, by issuing 13,500,000 shares of our common stock in exchange for all of the issued and outstanding common stock of China Broadband (BVI). The former shareholders of China Broadband (BVI) became our controlling shareholders. On April 27, 2000, we changed our name to "China Broadband Corp.".

         As a result of our acquisition of China Broadband (BVI), we indirectly owned 50% of the issued and outstanding shares of Big Sky Network Canada Ltd., a British Virgin Islands company, which was incorporated in May 1999. SoftNet Systems, Inc., a Delaware company, publicly traded on the NASDAQ (SOFN) owned the remaining 50% interest. SoftNet Systems acquired its 50% interest in Big Sky Network by committing $2 million to fund Big Sky Network's Shekou joint venture and by providing $500,000 to Big Sky Network for working capital. On September 29, 2000, we purchased SoftNet's 50% interest in Big Sky Network. See "Transactions with SoftNet".

         We,  through  Big  Sky  Network,   hold  the  following  joint  venture
interests:

            o a 50% interest in Shenzhen China Merchants Big Sky Network Ltd., known as the Shekou Joint Venture, a cooperative joint venture for a term of 15 years established under the laws of the People's Republic of China; and
            o a 50% interest in Sichuan Huayu Big Sky Network Ltd., known as the Chengdu Joint Venture, a cooperative joint venture for a term of 20 years established under the laws of the People's Republic of China; and
            o a 50% interest in Deyang Guangshi Big Sky Ltd., known as the Deyang Joint Venture, a cooperative joint venture for a term of 20 years established under the laws of the People's Republic of China.


         The following figure sets forth our corporate structure.

                                   -----------------------------------------------------
                                                  China Broadband Corp.
                                                   a Nevada corporation
                                   -----------------------------------------------------
                                                           | 100%
                                                           |
                                   -----------------------------------------------------
                                               China Broadband (BVI) Corp.
                                           a British Virgin Islands corporation
                                   -----------------------------------------------------
                                                              | 100%
                                                              |
                                   -----------------------------------------------------
                                               Big Sky Network Canada Ltd.
                                           a British Virgin Islands corporation
                                   -----------------------------------------------------
                                                              |
                                  |------------|----------------------------------------|
                                  |50%(1)      |50%(2)                                  |50%(2)
                                  |            |                                        |
------------------                |            |          ----------------              |             ------------------
 China Merchants                  |            |            Chengdu Huayu               |              Deyang Guangshi
Shekou Industrial                 |            |             Information                |                  Network
    Zone Ltd.                     |            |             Industry Co.               |              Development Ltd.
     (China)                      |            |               (China)                  |                  (China)
------------------                |            |          ------|---------              |             ------------------
         | 50%(1)                 |            |                |   50%(2)              |                        |50%(3)
         |----|        |----------|         |--|      |---------|                       |      |-----------------|
              |        |                    |         |                                 |      |
          ----------------         ---------------------                  -----------------------
          Shenzhen China
           Merchants Big            Sichuan Huayu Big                      Deyang Guangshi Big
            Sky Network              Sky Network Ltd.                            Sky Ltd.
               Ltd.                      (China)                                 (China)
              (China)
          ----------------         ---------------------                  -----------------------

(1)      Big Sky Network has a 50% interest in the joint venture and a profit interest of 60% from 2000 through 2004; 50% from 2005 through 2009; and 40% from 2010 through 2014.
(2)      Big Sky Network has a 50% interest in the joint venture and a profit interest of 65% from 2001 through 2007; 50% from 2008 through 2014; and 35% from 2015 through 2020.
(3)      Big Sky Network has a 50% interest in the joint venture and a profit interest of 80% from 2001 through 2005; 60% from 2006 through 2010; 50% from 2011 to 2015 and 40% from 2015 through 2020.

         Neither we nor any of our subsidiaries have been subject to any bankruptcy, receivership or similar proceedings.

OVERVIEW OF BUSINESS

         Our business strategy is to enter into joint ventures with government approved joint venture partners with access to the fibre-optic networks of Chinese cable television stations to provide Internet access to residential and business subscribers in China. Under these joint ventures, the Chinese joint venture partners obtain government approvals, licenses and access to cable television station fibre optic networks to use non-broadcast bandwidth on their cable systems to deliver broadband services to residential and business subscribers. We contribute capital, management, technology and Internet technology services. Through these cable television networks, we intend to provide Internet access that is more reliable, cheaper and faster than Chinese subscribers can obtain by dial-up access over currently existing telephone lines. Initially, our joint ventures will focus on providing Internet access to residential and business subscribers. Ultimately, as our business evolves and Chinese regulations permit, we may provide residential and business subscribers with a full array of value added services including web hosting, Internet/intranet business solutions, e-mail, on-line Internet content services (such as shopping, games, medicine, education), e-commerce, interactive video on demand, music on demand and Internet Protocol telephony telephone services over the Internet.

         In the future, we expect to provide the following services:

            o web hosting: servicing third-party web sites on our systems and providing web site design services allowing third parties to offer Internet web sites with a minimum investment in hardware and software;

            o co-locating: housing and servicing third-party servers and hardware at our facilities;

            o facilities-based data transport services: allowing clients to connect from remote locations to their network, through our facilities, without substantial investments in hardware and network systems;

            o on-line education and third party web site facilities: to deliver education to a broad range of students;

            o on-line securities trading: to provide on-line trading services through China's authorized securities trading houses; and

            o   voice  over  Internet  protocol  (VOIP):  to permit  voice  over
               Internet in the future, subject to regulatory approval

Growth Of Internet Usage In China

         In 1998, China's population was approximately 1.2 billion and the Internet penetration rate in China was approximately 0.2%. Given China's large population and the commitment of the Chinese government to the rapid development of the Internet in China, we believe that China represents enormous potential for Internet use in the long-term. In recent years, Internet use in China has grown rapidly. According to International Data Corporation or IDC, the number of Internet users in China grew from approximately 2.4 million in 1998 to approximately 3.8 million in 1999, representing an annual growth rate of 58%. IDC projects that the number of Internet users in China will grow to approximately 25.2 million in 2003.

         In the China Internet Network Information Center's seventh survey entitled "Semi Annual Survey Report on Internet Development in China", issued on January 17, 2001, 42.25% of the respondents indicated that the most important factor in choosing a service provider was the connection speed. The cost of the service ranked as the third most important factor at 25.15% of respondents. When polled about which aspects were least satisfactory with their current service, speed was the number one complaint among 46.41% of respondents with the cost of service being ranked number two (20.83%). Based on this survey, we believe that slow speed and the high cost of obtaining Internet access via conventional dial-up over telephone lines are the two major impediments hindering the growth of Internet usage in China. We also believe that China's interest in the Internet will grow during the next five years due to the active role the Chinese government is taking in promoting the development of the Internet. We believe that our strategy of providing Internet access through fibre optic cables will allow us to addresses both of these impediments and will attract existing and new Internet users to use our services.

Our Cable Television Internet Service Strategy

         Over the last three years, China has installed approximately 12 million kilometres of fibre optic cable, providing cable television to approximately 80 million paying subscribers in 22 Chinese provinces. China's broadcast and television network is owned by regional cable television stations, which are in turn controlled by local governments. Foreign companies are not permitted to operate telecommunication businesses, own broadcast rights or hold Internet operating permits in China. China Broadband, through its subsidiary, Big Sky Network, has entered into joint ventures with Chinese government approved joint venture partners with access to cable television stations with fibre optic cable technology to provide Internet access through these cable television networks. Big Sky Network's joint ventures obtain "non-broadcast rights" through structured joint venture agreements in a manner that is designed to comply with Chinese laws and regulations. China Broadband anticipates that Big Sky Network's joint ventures will provide Chinese subscribers with Internet access via the existing optical fibre-coaxial television cable network of Chinese joint venture partners. In addition to providing higher reliability than the current dial-up alternative, the Company believes that over time Big Sky Network's joint ventures will be able to deliver Internet access at substantially higher speed and at a lower cost than traditional dial-up Internet services.

SHEKOU JOINT VENTURE

         We established the Shekou Joint Venture, our first Chinese joint venture, in the Shekou Industrial Area within the Special Economic Zone of Shenzhen, a city in Guangdong Province separated from Hong Kong by a 2-mile strip of water. The Shenzhen Special Economic Zone is the first special economic zone established by China and was the site for China's first cellular telephone and first Internet dial-up access trials. The Shekou Industrial Area was established in 1979 and is administered by China Merchants Group of Hong Kong, one of China's oldest banking groups. Our Chinese partner in the Shekou Joint Venture is Shenzhen China Merchants Shekou Industrial Zone Ltd., a member of the China Merchants Group that controls the Shekou Cable Television (CATV) Station. According to Shekou CATV, it has one of the most advanced high-frequency cable networks in China with a bandwidth of 860MHz and two-way transmission capability. It has more than 35,000 residential subscribers and approximately 2,000 business subscribers. Based on a survey conducted by Shekou CATV, approximately 78% of these cable television subscribers have computers, and 68% of these computer owners (53% of the total number of cable television subscribers) currently have access to the Internet via dial-up.

Terms Of The Cooperative Joint Venture Contract

         Under the terms of the cooperative joint venture contract dated September 29, 1999, Big Sky Network, our subsidiary, and China Merchants Shekou Industrial Zone Ltd. agreed to form a joint venture company, Shenzhen China Merchants Big Sky Network Ltd., under the Law of the People's Republic of China on Cooperative Joint Ventures using Chinese Foreign Investments. Shenzhen China Merchants Big Sky Network Ltd. was formed under Articles of Association dated September 29, 1999, for a term of fifteen years, extendable upon an application to and approval by the State Administration of Industry and Commerce, Taxation Bureau and Customs. The capitalization of Shenzhen China Merchants Big Sky Network Ltd. is $3,000,000. China Merchants Shekou Industrial Zone Ltd. agreed to:
            o contribute the exclusive operating right of current cable television for certain frequencies, which are required to offer broadband services, for the duration of the joint venture in the Shekou Industrial Zone; and

            o obtain all regulatory approvals and licenses required to conduct the business of developing a world-class software and hardware platform to provide Internet-related business via the cable television network in the Shekou Industrial Zone.

         We agreed to provide up to $3,000,000 in financing in the form of cash and equipment. We made an initial investment in the amount of $500,000 after China Merchants Shekou Industrial Zone Ltd. received governmental approval for the joint venture and a license was issued to Shenzhen China Merchants Big Sky Network Ltd. to conduct its business. As of December 31, 2000, we had made capital and equipment contributions in the approximate amount of $3 million to the Shekou Joint Venture.

         Under the terms of the cooperative joint venture contract, Shenzhen China Merchants Big Sky Network Ltd. is managed by a board of seven directors, of which we are entitled to appoint four during the first five years of the term of the joint venture and three for the remainder of the term. China Merchants Shekou Industrial Zone Ltd. is entitled to appoint three directors during the first five years of the term of the joint venture and four for the remainder of the term. China Merchants Shekou Industrial Zone Ltd. is entitled to appoint the chairman of the board and is entitled to appoint the vice chairman. The day to day operations of the joint venture is managed by a general manager who is appointed by the board of directors.

         The Board of Directors are Matthew Heysel, Daming Yang, Qifeng Xue, Lu Wang, Guang Zhenghai, Tao Xin and Shen Wenjian. The Joint Venture is currently in the process of filling the position of General Manager.

         Under the terms of the cooperative joint venture contract, profits from the joint venture are shared as follows:

   ------------------------ ---------------------------- ---------------------
                              CHINA MERCHANTS SHEKOU
                              INDUSTRIAL ZONE LTD. -        BIG SKY NETWORK
           PERIOD                 PROFIT INTEREST           PROFIT INTEREST
   ------------------------ ---------------------------- ---------------------
         Years 1 -5                     40%                       60%
   ------------------------ ---------------------------- ---------------------
         Years 6-10                     50%                       50%
   ------------------------ ---------------------------- ---------------------
         Years 11-15                    60%                       40%
   ------------------------ ---------------------------- ---------------------

         China Merchants Shekou Industrial Zone Ltd. received approval for the joint venture arrangement and the joint venture launched its Internet service on June 30, 2000.

         As of March 15, 2001, the Shekou Joint Venture had 1,800 subscribers with Internet connection and 3,150 subscribers waiting to be connected.

CHENGDU JOINT VENTURE

         We established the Chengdu Joint Venture on July 8, 2000 with Chengdu Huayu Information Co. Ltd., the municipal network company, to provide high-speed Internet access via the cable television architecture in Chengdu, the provincial capital of Sichuan Province. The Chengdu Cable Television Station has developed an integrated broadband information network servicing more than 600,000 users.

Terms Of The Cooperative Joint Venture Contract

         Under the terms of the cooperative joint venture contract dated July 8, 2000, Big Sky Network, our subsidiary, and Chengdu Huayu Information Co. Ltd. agreed to form a joint venture company, Sichuan Huaya Big Sky Network Ltd., under the Law of the People's Republic of China on Cooperative Joint Ventures using Chinese Foreign Investments. Sichuan Huaya Big Sky Network Ltd. was formed under Articles of Association dated July 8, 2000, for a term of twenty years, extendable upon an application to and approval by the State Administration of Industry and Commerce, Taxation Bureau and Customs. The capitalization of Sichuan Huaya Big Sky Network Ltd. is $4,500,000. Chengdu Huayu Information Co. Ltd. agreed to:

            o  contribute  the  exclusive  operating  right  of   current  cable
               television for certain frequencies for the duration of the joint venture in Chengdu, and

            o  obtain  all  regulatory   approvals  and  licenses  required   to
               conduct the business of developing a world-class software and hardware platform to provide Internet-related business via the cable television network in Chengdu.

         We agreed to provide up to $4,500,000 in financing in the form of cash and equipment. We made an initial investment in the amount of $500,000 after Chengdu Huayu Information Co. Ltd. received governmental approval for the joint venture and a license was issued to Sichuan Huaya Big Sky Network Ltd. to conduct its business. As of December 31, 2000, we had made capital contributions in the approximate amount of $1,365,590 to the Chengdu Joint Venture.

         Under the terms of the cooperative joint venture contract, Sichuan Huaya Big Sky Network Ltd. is managed by a board of seven directors, of which we are is entitled to appoint four during the first thirteen years of the term of the joint venture and three for the remainder of the term. Chengdu Huayu Information Co. Ltd. is entitled to appoint three directors during the first thirteen years of the term of the joint venture and four for the remainder of the term. Chengdu Huayu Information Co. Ltd. is entitled to appoint the chairman of the board and we are entitled to appoint the vice chairman. The day to day operations of the joint venture are managed by a general manager who is appointed by the board of directors. The Board of Directors are Yuanlin Wang, Matthew Heysel, Daming Yang, Wei Yang, Yongrong Gong, Xiancheng Hu and Rolland Long. The General Manger of the Joint Venture is Rolland Long.

         Under the terms of the cooperative joint venture contract, profits from the joint venture are shared as follows:

    ---------------------- ---------------------------- ---------------------
                            CHENGDU HUAYU INFORMATION
                                    CO. LTD.               BIG SKY NETWORK
           PERIOD                PROFIT INTEREST           PROFIT INTEREST
    ---------------------- ---------------------------- ---------------------
         Years 1 -6                    35%                       65%
    ---------------------- ---------------------------- ---------------------
         Years 7-14                    50%                       50%
    ---------------------- ---------------------------- ---------------------
         Years 15-20                   65%                       35%
    ---------------------- ---------------------------- ---------------------

         Chengdu Huayu Information Co. Ltd. received approval for the joint venture arrangement and the joint venture launched its Internet service on October 26, 2000.

         As of March 15, 2001, the Chengdu Joint Venture had 11 subscribers with Internet connection.

         We also entered into a strategic alliance on July 21, 2000 with Chengdu Huayu Information Co. Ltd. to build a fiber optic network to connect cities in Sichuan Province.

DEYANG JOINT VENTURE

         We established the Deyang Joint Venture on November 25, 2000 with Deyang Guangshi Network Development Ltd., the municipal network company, to provide high-speed Internet access via the cable television architecture in Deyang, in the Sichuan Province.

Terms Of The Cooperative Joint Venture Contract

         Under the terms of the cooperative joint venture contract dated November 25, 2000, Big Sky Network and Deyang Guangshi Network Development Ltd. agreed to form a joint venture company, Deyang Guangshi Big Sky Ltd., under the Law of the People's Republic of China on Cooperative Joint Ventures using Chinese Foreign Investments. Deyang Guangshi Big Sky Ltd. is to be formed under Articles of Association for a term of twenty years, extendable upon an application to and approval by the State Administration of Industry and Commerce, Taxation Bureau and Customs. The capitalization of Sichuan Deyang Guangshi Big Sky Ltd. is $2,250,000. Deyang Guangshi Network Development Ltd. agreed to:

            o  contribute  the  exclusive  operating  right  of  current   cable
               television for certain frequencies for the duration of the joint venture in Deyang, and

            o obtain all regulatory approvals and licenses required to conduct the business of developing a world-class software and hardware platform to provide Internet-related business via the cable television network in Deyang.

         We agreed to provide up to $4,500,000 in financing in the form of cash and equipment. We will make an initial investment in the amount of $500,000 after Deyang Guangshi Network Development Ltd. receives governmental approval for the joint venture and a license is issued to Deyang Guangshi Big Sky Ltd. to conduct its business. As of March 15, 2001, Deyang Network Development Ltd. was still in the process of seeking approval for the joint venture arrangement and we have not contributed any capital.

         Under the terms of the cooperative joint venture contract, Deyang Guangshi Big Sky Ltd. is managed by a board of seven directors, of which we are entitled to appoint four during the first ten years of the term of the joint venture and three for the remainder of the term. Deyang Guangshi Network Development Ltd. is entitled to appoint three directors during the first ten years of the term of the joint venture and four for the remainder of the term. Deyang Guangshi Network Development Ltd. is entitled to appoint the chairman of the board and we are entitled to appoint the vice chairman. The day to day operations of the joint venture are managed by a general manager who is appointed by the board of directors. As of March 15, 2001, Deyang Guangshi Big Sky Ltd. was still in the midst of its formation and had not formed a board of directors.

         Under the terms of the cooperative joint venture contract, profits from the joint venture are shared as follows:

 ----------------------- ------------------------------ ----------------------
                            DEYANG GUANGSHI NETWORK
                                 DEVELOPMENT LTD.          BIG SKY NETWORK
         PERIOD                   PROFIT INTEREST          PROFIT INTEREST
 ----------------------- ------------------------------ ----------------------
       Years 1 -5                       20%                      80%
 ----------------------- ------------------------------ ----------------------
       Years 5-10                       40%                      60%
 ----------------------- ------------------------------ ----------------------
       Years 10-15                      50%                      50%
 ----------------------- ------------------------------ ----------------------
       Years 15-20                      60%                      40%
 ----------------------- ------------------------------ ----------------------


MODEL JOINT VENTURE TERMS

         The following summarizes the model upon which we intend to structure additional joint ventures throughout China:

            o Our Chinese joint venture partners will obtain all necessary Chinese governmental approvals, licenses and permits. Our obligation to invest capital will be made conditional upon all such approvals, licenses and permits being obtained and confirmed by our PRC legal counsel.

            o Our Chinese joint venture partners will hold the Internet operating permits and conduct the Internet and telecommunication related operations.

            o We will contribute the requisite management, technology and capital to upgrade and connect the joint venture subscribers to the cable television network infrastructure accessed by the Chinese joint venture partner.

            o Our joint ventures will install multi-user modems that will connect the personal computers of our subscribers to the cable television networks accessed by the Chinese joint venture partners who will, in turn, provide the joint venture subscribers with Internet access via bandwidth leased from licensed Chinese backbone Internet service providers.

            o Our joint venture subscribers will pay a combined fee for Internet access comprising an initial installation fee and a monthly maintenance fee that will be paid to Big Sky Network's joint venture, and a separate monthly subscription fee that will be paid to Big Sky Network's Chinese joint venture partners. Fees are anticipated to be collected by our joint venture partners by direct debit from subscribers bank accounts.

            o  Our joint ventures will have a term of 15 to 20 years.

            o We will provide Internet technology services to the joint venture and receive a profit interest equal to 60% of the distributable joint venture profits and maintain control of the boards of directors of the joint ventures for the first 5 years of the joint venture term. Our share of the distributable joint venture profits will drop to 50% in the sixth year and to 40% in the tenth year of the joint venture terms.

CHINESE GOVERNMENTAL APPROVALS

Shekou Joint Venture

         China Broadband selected Shenzhen as the location of its first joint venture because the Shenzhen Special Economic Zone was established as China's first special economic zone in 1979 and the Shenzhen Government has foreign joint venture experience. Shenzhen China Merchants Big Sky Network Ltd. was formed as a joint venture between us and Shenzhen, China Merchants Shekou Industrial Zone Ltd., to provide high-speed Internet access in Shekou, Shenzhen, Guangdong Province. The Shekou Joint Venture was formed and the issuance of governmental approvals took place as follows:

            o We signed a Joint Venture Contract and Articles of Association in September, 1999.

            o The Shenzhen Foreign Investment Bureau approved the Shekou Joint Venture in November, 1999.

            o The State Administration of Industry and Commerce issued a business license to the Shekou Joint Venture in November, 1999.

            o The Guangdong Bureau of Administration of Telecommunications issued an Internet operating permit to the joint venture to offer Internet access in February, 2000.

            o Jun He Law Office rendered an opinion in February, 2000 stating amongst other things that:

               - the Shekou Joint Venture Contract and Articles of Association are legal, valid, and binding obligations enforceable under the laws of China, relied on the written explanation of Big Sky Network Canada Ltd. on January 20, 2000 evidencing that the Chinese party is not required to transfer the cable television frequency resources (a bandwidth of 5-56 MHz upstream and a bandwidth of 600-860 MHz downstream) currently owned or controlled by the Chinese party to the Shekou Joint Venture, such bandwidths shall be used exclusively for the purpose of connecting Chinese endusers to the internet through equipment owned and supplied by the JV Company and pursuant to the Shekou Joint Venture Contract;

               - the Shekou Joint Venture is a Chinese-foreign co-operative joint venture and has been duly organized and validly exists as a limited liability company; and

               - the Shekou Joint Venture has the corporate capacity and power and has received all governmental approvals and licenses necessary for conducting such business activities as (i) acquiring certain equipment that will make it possible for endusers to access the internet with their personal computers through the cable television networks; (ii) providing the services of installation of modems, technical support and maintenance to the endusers; (iii) providing technical assistance to the Chinese party or the Shekou Television Station relating to their internet and cable services and (iv) retaining ownership and control of all the equipment.

            o Based upon the receipt of such approvals, licenses, permits and legal opinion, we contributed US$500,000 in capital to the Shekou Joint Venture in February, 2000 and an additional US$2,000,000 of capital in May, 2000, fulfilling all of our capital contribution obligations. In addition to the capital contributions, we contributed $500,000 in equipment to the Skekou Joint Venture.

            o  Using   these  funds,    the  Shekou  Joint   Venture   completed
               installation work and began offering broadband services in Shekou on June 30, 2000.

Chengdu Joint Venture

         We formed a second joint venture, Sichuan Huayu Big Sky Network Ltd., with Chengdu Huayu Information Industry Co. Ltd., to provide high-speed Internet access in Chengdu, Sichuan Province. The Chengdu joint venture was formed and the issuance of governmental approvals took place as follows:

            o We signed a Joint Venture Contract and Articles of Association in September, 2000.

            o The Chengdu Foreign Investment Bureau approved the Chengdu Joint Venture in October, 2000.

            o The State Administration of Industry and Commerce issued a business license to the Chengdu Joint Venture in October, 2000.

            o  An  Internet  operating   permit  was  issued  to  Chengdu  Huayu
               Information Industry Co. Ltd. to permit the Joint Venture to offer Internet access in October, 2000.

            o Based upon the receipt of such approvals, licenses, permits and legal opinion, we contributed $1,365,590 in capital to the Chengdu Joint Venture in October, 2000 and we anticipate we will make an additional $300,000 of capital in the first quarter of 2001. Further contributions will be made, as required, to fulfill its capital contribution obligations under the Chengdu joint venture contract.

            o  Using   these   funds,   the  Chengdu  joint  venture   completed
               installation work and began offering broadband services in Chengdu on October 25, 2000.

PROPOSED JOINT VENTURES

         We have signed agreements with five cable television stations in other parts of China to establish additional joint ventures. Described below are summaries of the letters of intent we have entered into as of March 15, 2001.

         On May 27, 1999, Big Sky Network and Zhuhai Cable Television Station entered into an Agreement to the Establishment of Cooperation Joint Venture. The Agreement calls for Zhuhai Cable Television to contribute its right of using data transmission channels on the cable network in exchange for an aggregate investment by us of $4,500,000 to $5,000,000 in capital. The first installment of $500,000 is payable within 15 days of obtaining approval for the Joint
Venture from the Foreign Economy and Trade Commission. The term of the joint venture would be 15 years with Big Sky Network receiving 60% of net income in years 1 to 4, 50% of net incomes in years 5 to 9 and 40% of net incomes in years 10 to 14.

         On March 1, 2000, Big Sky Network and Dalian Metropoitan Area Network Center entered into a Letter of Intent. The Letter calls for both parties to jointly develop Internet related business and broadband data transmission business. The joint venture will be for a term of 20 years. Our investment, registered capital and the distribution of profits are to be negotiated prior to the final contract.

         On September 15, 2000, Big Sky Network and Jitong Network Communications Co., Ltd. entered into a Joint Development Agreement of City Wide Area High Speed Broadband and Data Transmission Services. The Agreement calls for both parties to jointly develop Internet related business and broadband data transmission business. Our investment, registered capital and the distribution of profits are to be negotiated prior to the final contract.

         On November 8, 2000, Big Sky Network and Hunan Provincial Television and Broadcast Media Co. Ltd. entered into a Letter of Intent. The Letter calls for both parties to jointly develop Internet related business and broadband data transmission business. The joint venture will be for a term of 20 years. Our investment, registered capital and the distribution of profits are to be negotiated prior to the final contract.

         On March 8, 2001, Big Sky Network and Changsha Guang Da Television Broadcasting Broadband Network Ltd. entered into a Preliminary Agreement to Form a Contractual Joint Venture. The Agreement calls for Changsha Guang Da Television to contribute its right of using data transmission channels on the cable network in exchange for a staged investment by us of $18,00,000 in capital. The term of the joint venture would be 18 years with Big Sky Network receiving 65% of net income in years 1 to 6, 50% of net income in years 7 to 12 and 40% of net incomes in years 13 to 18. Changsha Guang Da Television currently has approximately 450,000 registered cable TV subscribers.

         Our management has also had discussions with several potential joint venture partners throughout China regarding joint venture opportunities.

         We cannot assure you that we will finalize joint venture agreements with the parties in which we have entered into agreements with or that we will have sufficient funding to finance future joint venture arrangements.

TRANSACTIONS WITH SOFTNET

         We formed Big Sky Network for the purposes of deploying cable-based broadband services in China. SoftNet, a Delaware corporation, publicly traded on the NASDAQ (SOFN), acquired a 50% interest in Big Sky Network for an aggregate purchase price of $2,500,000. The proceeds of the sale were used for working capital and to fund the Shekou joint venture, a joint venture to deploy Internet broadband services in the Shekou Industrial Area within the Special Economic Zone of Shenzhen, a city in Guangdong Province.

         In the third Quarter of 2000, SoftNet informed us that they intended to divest certain businesses including their China Internet investments. We negotiated to acquire SoftNet's interest in Big Sky Network, our operating subsidiary, in order to obtain 100% control of our business and to remove uncertainty related to SoftNet's divestment of its interest in Big Sky Networks. On September 29, 2000, we acquired SoftNet's 50% interest in Big Sky Network for the following consideration:

            o  $2,500,000 in cash;

            o a promissory note in the principal amount of $1,700,000, due September 29, 2001, with interest payable at maturity at the rate of 8% per annum;

            o forgiveness of debt owed by SoftNet to us, which amounted to nil; and

            o  1,133,000 shares of our common stock.

         As a result of the acquisition, we beneficially own all of the issued and outstanding capital stock of Big Sky Network, our operating subsidiary.

SALES AND MARKETING

         Exclusive Franchise - We seek to enter into exclusive franchises with municipally owned and operated cable television facilities in cities where competing Internet companies have not deployed. Provincial capital cities are our initial target but we do not restrict our marketing solely to such cities. We establish relationships with the municipal governments and the management of the local cable television stations. By offering the municipalities a competitive Internet service, we enhance their ability to attract foreign investment in local industry.

         Residential - After installing and testing equipment, our sales force concentrates on the multiple unit residential buildings in the area. Installation is readily available, as many buildings have cable lines already in place. We also provide free Internet access to one or more schools in a target area. Students recognize the value of high speed, reliable service, which we expect will be used to persuade parents to subscribe. We have also partnered with securities dealers to market on-line trading capabilities to their clients.

         Business - Our marketing programs target large businesses with import and export focus. It is our expectation that such businesses will welcome the competitive advantage of meeting subscribers and suppliers on-line.

PROCUREMENT CONTRACTS

         We entered into a Purchase and License Agreement dated September 28, 2000, and amended January 19, 2001, with Nortel Networks Limited. Under the terms of the Purchase and License Agreement, we received special/fixed pricing to purchase up to $250,000,000 in services and products from Nortel Networks. The services and equipment is anticipated to be used in connection with our joint ventures in China.

         As of March 15, 2001, we have purchased approximately $350,000 in services and products from Nortel Networks under the agreement.

RESEARCH AND DEVELOPMENT

         We do not invest in proprietary technology or research and development. Instead, we intend to use technologies that are available from third-party vendors and the technologies developed by Big Sky Network's joint venture partners and affiliated entities.

         Our joint ventures are expected to rely on the technologies and systems of major cable television stations in which such ventures intend to offer broadband services through. These cable television stations generally use technologies that are comparable to most western cities. Our contribution to the joint ventures includes the acquisition and installation of routers, switches head-end equipment and modems that we plan to acquire from third-party providers. We do not anticipate that we will be required to conduct any material research and development to provide equipment or technologies required to convert cable television stations to Internet capable facilities.

         Our implementation strategy for each joint venture includes providing an assessment of each facility, using contractors, employees and third-party providers to design required upgrades, supply technicians, install equipment and activate the Internet high-speed access service.

         We do not depend on any one equipment supplier, although negotiations with suppliers may lead to exclusivity agreements if significant benefits accrue to us from entering into such agreements.

COMPETITION

         We believe the demand for broadband Internet service will increasingly attract foreign attention. As China gains acceptance into the World Trade Organization, known as "WTO", it is expected to liberalize its rules on foreign investment, ownership of telecommunications facilities and Internet access. We believe we can enter into joint ventures to enter into a number of exclusive franchises before WTO takes effect. We are constrained by limited financial and human resources and cannot expect to dominate the Internet industry. However, we do expect that by entering into exclusive franchises in selected provincial capitals and other key cities, we will be well positioned to partner with other companies on competitive terms to grow the Chinese broadband Internet market.

         Currently, the resident Chinese telecommunications companies have exclusive right to offer Internet service. New entrants such as our joint ventures must secure license agreements with one or more of the authorized Internet access providers. Chinese telecommunications companies have a competitive advantage in terms of size, acceptance, subscriber base, marketing and sales force and license.

         Relative to the Chinese telecommunications companies, we believe our joint ventures can differentiate its services from typical dial-up Internet services because of the advantages in speed of service and price offered by fibre optic cable service.

         Our joint ventures are structured in a manner that has been approved by government regulators in China, which may create a competitive advantage over other companies seeking to provide broadband Internet service using other business structures.

         The size of the Chinese market for Internet services attracts attention from foreign companies seeking to expand the market for their goods and services. We believe our primary competitors are Chinese telecommunications companies, which currently provide dial-up Internet access.

         While a number of entities, Chinese, foreign and Chinese-foreign joint ventures, have announced their intention to enter into cable TV based Internet services, we have not encountered any direct competition in the areas where we are currently active. We expect that some of our letter agreements (LOI/MOI) will not result in operating joint ventures as other entities may offer more attractive financial terms than we may provide. With our limited capital and human resources, we intend to prioritize our marketing and development activities to concentrate on the highest probability of successful negotiations, profitable return, highest number of cable subscribers, and most modern cable facilities.

         There are many companies that provide or may provide Internet access and related services to users in China. Some of our major competitors in China are major Chinese Internet service providers, such as China

Telecom, Jitong, and Unicom, as well as large foreign Internet service providers companies such as AT&T, some of whom are or may become affiliated with large Chinese corporations such as PCCW Communications and Wharf.

         Competition from Chinese telephone companies includes a limited amount of digital subscriber line (DSL) capability. DSL in China relies on standard telephone lines to connect users to the Internet. While China is upgrading much of its infrastructure, the cost of DSL service limits its use to businesses that must have Internet access.

INTELLECTUAL PROPERTY

         Our success is dependent upon our ability to protect our intellectual property rights. We rely principally on a combination of copyright, trademarks, trade secret non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We have submitted a trademark application to register the name "China Broadband" with the United States Patent and Trademark Office.

         As part of our confidentiality and operating procedures, we generally enter into nondisclosure and confidentiality agreements with each of our key employees and consultants and limit access to and distribution of our core technology, documentation and other proprietary information.

         Policing the unauthorized use of our technology is difficult. We will use all viable and cost-permissive methods for defending and prosecuting any suspected violators of our technology.

EMPLOYEES

         We have 7 full-time consultants and 3 part-time consultants consisting of 6 executives and 4 administrative consultants. Our subsidiary, Big Sky Network, employs a total of 9 employees in general, administrative and marketing functions on a full-time basis. We anticipate that Big Sky Network will hire additional employees in sales, marketing, and administration on an as-needed basis over the next fiscal year. Each joint venture engages local staff as required to manage its business, market the product and install the Internet service. We do not employ the joint venture employees. Set forth below are the numbers of employees employed by our joint ventures:

       JOINT VENTURE                      NUMBER OF EMPLOYEES

                             SALES            TECHNICAL        ADMINISTRATIVE

     Shekou                    9                 2                    7
     Chengdu                   9                 12                   6

         We maintain a small group of technical specialists contracted to the joint ventures to install, integrate and service major components, such as routers and head-end equipment. We plan to hire additional employees in sales, marketing, and administration over the current fiscal year and plan to hire additional management and service employees on an as-needed basis. If the need arises for additional technical employees and we are unable to hire qualified employees in a timely manner, we may outsource projects to third-parties.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         An investment in our common stock involves a high degree of risk. You should read the following risk factors carefully before purchasing our common stock. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline.

         OUR LACK OF AN OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND PROSPECTS.

         We were incorporated in Nevada in February 1993 and did not engage in our current business activities until April 2000. We have no operating history, no history of revenues and a history of losses, which makes it difficult for you to evaluate our business and prospects. During 2000, we had revenues of $208,333, derived entirely from technical consulting fees. We do not believe our results for 2000 will be reflective of our future results.

         We are a development stage company, which means that we are in the process of developing our business and have not established all of the systems and infrastructure necessary to implement our business plan. In addition, our senior management, consultants and employees have worked together only a short period of time and we have only recently established the joint ventures through which we intend to offer Internet services in China.

         Because we do not yet have an operating history, we cannot determine if aspects of our business strategy will be commercially viable in China, including:

            o the willingness of subscribers to subscribe to our services at our subscription rates,

            o the viability of cable television subscribers as a target market;

            o  the accuracy of our working capital requirements;

            o the accuracy of our capital investment requirements for our joint ventures;

            o  the revenues we will earn from our operations; and

            o  other economic aspects.

         Based on our lack of operating history, we cannot assure you that we will be able to effectively compete in the new and rapidly evolving market for Internet services in China.

         WE HAVE INCURRED NET LOSSES SINCE INCEPTION AND ANTICIPATE THAT LOSSES WILL CONTINUE.

         We have incurred losses since inception and had an accumulated deficit of $3,597,180 as of December 31, 2000. We anticipate that we will continue to incur net losses due to a high level of planned operating and capital expenditures, increased sales and marketing costs, additional personnel hires and our general growth objectives. Our net losses will increase in the near future and we may never achieve profitability.

         Our ability to earn a profit will depend on the commercial acceptance and profitability of our services. If we are unsuccessful in executing our business strategy, we may never earn a profit and we will not be able to continue as a going concern.

         OUR AUDITORS HAVE ISSUED AN OPINION STATING THAT THERE IS CONSIDERABLE DOUBT THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN

         In light of the risks described in this section and other factors, our auditors have expressed considerable doubt as to our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from our operations or to raise additional capital through debt or equity financings to meet our working capital obligations. At December 31, 2000, we had working capital of $2,898,608. We estimate that we will be required to raise additional capital during 2001 to meet our working capital requirements for 2001. If we do not raise this capital, we will be unable to continue as a going concern and you may lose your entire investment.

         WE WILL NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS

         Our capital requirements are difficult to plan in light of our current obligations to the Shekou joint venture, the Chengdu joint venture and the Deyang joint venture and our intent to enter into new joint ventures on similar terms. Currently, the Chengdu joint venture and the Deyang joint venture obligate us to make additional capital expenditures of $4.1 million and $4.5 million over the next three years, respectively. In addition, we will require additional capital to fund the establishment of new joint ventures, the expansion of services that we will provide and our business development and marketing activities. We have signed letters of intent with five potential joint venture partners on similar terms. We anticipate that we will enter into final joint venture agreements with Changsha Guang Da in the second quarter of 2001 and up to 4 joint venture partners during the second half of 2001. We anticipate that each joint venture will require us to make a capital contribution of at least $1million.

         Based on our plan of operation, we estimate we may require an additional $5 million in financing during 2001 to meet our capital requirements through 2001.

         Our inability to obtain sufficient working capital to make these capital contributions or to fund our obligations under our existing joint ventures will have a material adverse effect on our business, financial condition and results of operations. For more information on our capital and financing requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         WE MAY BE ADVERSELY AFFECTED BY CHINA'S GOVERNMENT REGULATION OF INTERNET COMPANIES

         Our entire Internet business in China will be conducted through joint ventures established with Chinese enterprises. We are considered foreign persons under China law. Foreign investment in the China Internet sector and the businesses and activities of Internet companies in China are subject to various legal issues, risks and uncertainties. In the past, the Chinese government has declared some telecommunications industry joint ventures illegal and required those entities to cease operations. In addition, China Ministry of Information Industry, the agency that regulates the telecommunications industry in China, has adopted regulations which limit investment by foreign companies in China Internet businesses, unless they are approved by the ministry.

         In October 2000, China adopted new laws and regulations governing Internet access and the provision of online business, economic and financial information. These new laws are subject to interpretation and result in significant uncertainty. We may face significant costs and technological challenges to comply with the statutory or regulatory requirements imposed by the Chinese government. Legislation and regulations may be enacted by the Chinese government which could have an adverse affect on our business, financial condition and results of operations.

         OUR INABILITY TO ESTABLISH AND MAINTAIN JOINT VENTURES WITH GOVERNMENT APPROVED CHINESE JOINT VENTURE PARTNERS WILL AFFECT OUR ABILITY TO OPERATE OUR BUSINESS

         Establishing and maintaining joint ventures with government approved Chinese joint venture operators with the ability to gain access to cable television networks is critical to our ability to generate sufficient revenues to achieve commercial success. Under existing Chinese law and regulations, we are not eligible to own cable networks or to obtain the licenses necessary to deliver broadband services in China. Our Chinese joint venture partners obtain access to cable television networks and government regulatory approval, licenses and permits that allow us to deliver our Internet services. Given the contractual nature of our relationship with our joint venture partners, our interests may be inconsistent, which may result in conflicts of interest concerning service fees, services management and business objectives. In addition, under the terms of our standard joint venture agreements, we will lose the right to appoint a majority of the directors of the joint venture in or about the fifth year of the joint venture term and will not be able to control any joint venture over the entire joint venture term. If we are unable to maintain good relationships with our joint-venture partners, our ability to deliver broadband services and to generate revenues from subscriptions will be materially adversely affected.

         IF OUR JOINT VENTURE PARTNERS ARE UNABLE TO OBTAIN INTERNET ACCESS, WE MAY BE UNABLE TO OFFER OUR SERVICES.

         Our subscribers access the Internet through the cable television networks of our joint venture partners, who, in turn, must lease bandwidth from China Telecom or another international gateway to the Internet to provide Internet access. If our joint venture partners fail to obtain or maintain Internet operating permits or connection to an Internet gateway, we would not be able to serve our subscribers. We cannot assure you that Internet operating permits or access will continue to be available on acceptable terms or at all.

         THE CHINESE GOVERNMENT MAY FORCE OUR JOINT VENTURE PARTNERS TO TERMINATE OUR EXCLUSIVE RIGHT TO PROVIDE INTERNET SERVICES OVER THEIR CABLE TELEVISION NETWORKS, WHICH COULD ELIMINATE ANY ADVANTAGE WE MAY HAVE IN DELIVERING OUR SERVICES

         Our business model is based on obtaining the exclusive right to provide Internet services over existing cable television networks in China. Our joint venture partners may be required by law to grant our competitors access to their cable systems. In that event, our competitors could potentially provide services over these cable systems that compete with our services, and any advantage we may have would be lost. A change in the Chinese law that eliminates exclusive arrangements would have a material affect on our business, financial condition and results of operations.

         IF  WE  FAIL  TO  MANAGE  OUR  GROWTH,   OUR  ABILITY  TO  SUCCESSFULLY
COMMERCIALIZE OUR INTERNET SERVICES WILL BE ADVERSELY AFFECTED

         Our business strategy is to grow through entering into joint venture relationships throughout China. The expansion of our organization could place a significant strain on our ability to deliver quality support services to our joint venture partnerships. We anticipate that each joint venture will establish its own marketing, sales, subscriber support and administrative systems, and that we will provide training and support for such systems. We could experience difficulties providing training and support for such systems as our organization expands and as each joint venture grows. If we are unable to provide training and support, the implementation process for establishing these systems will be longer and subscriber satisfaction may be lower.

         To manage our anticipated growth, we must:
            o implement and improve our operational, financial and management information systems;
            o hire, train and retain additional qualified personnel, including management with experience in developing and managing an organization consisting of a number of joint venture partnerships and operating under in a highly regulated industry;
            o  continue   to   expand  and   upgrade  core  technologies;   and
            o effectively manage our relationships among joint venture partners, governmental agencies, suppliers, service providers and other third parties.

         There can be no assurance that we will successfully manage the growth of our business or that our management will be capable of fully exploiting the market opportunities for broadband services in China.

         IN  FUTURE,   WE  WILL  RELY  ON  INCOME  FROM   DIVIDENDS  AND   OTHER
DISTRIBUTIONS PAID BY OUR JOINT VENTURE TO FUND OUR CASH REQUIREMENTS AND TO CONTINUE AS A GOING CONCERN

         We operate our business through joint ventures in China. In the future, we will rely on dividends and other distributions paid by our Chinese joint ventures for our cash requirements, including the funds necessary to service any debt we may incur. At December 31, 2000, our joint ventures generated only nominal revenues from their operations. At March 15, 2001, Shekou Joint Venture had 1,800 subscribers with Internet connection and Chengdu Joint Venture had 11 subscribers with Internet connection. We estimate that Shekou must maintain a subscriber base of at least 3,000 users to reach profitability and Chengdu must maintain a subscriber base of at least 4,000 users to reach profitability. We do not anticipate we will receive any distribution from these joint ventures at least until they are profitable. In addition, if any of our existing or future joint ventures incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

         In addition, Chinese legal restrictions permit payment of dividends by a sino-foreign joint venture only out of its net income, if any, determined in accordance with China accounting standards and regulations. Under China law, a sino-foreign joint venture will also be required to set aside a portion of its net income each year to fund certain reserve funds. These reserves are not distributable as cash dividends.

         We cannot assure you that any of our joint ventures will achieve profitability. If we do not receive distributions from our joint ventures or if our joint ventures are not profitable, we may be unable to meet our financial obligations or to continue as a going business concern.

RISKS RELATING TO OUR MARKETS

         OUR SUCCESS WILL DEPEND ON PUBLIC ACCEPTANCE OF INTERNET SERVICES IN CHINA, WHICH REMAINS UNPROVEN

         The market for Internet services in China has only recently begun to develop. Only a small percentage of the population in China has Internet access. See "Growth of Internet Usage in China." Our future results of operations from access services will depend substantially upon the increased use of the Internet in China for information, publication, advertising, entertainment, distribution and commerce. Despite growing interest in the commercial possibilities for the Internet, businesses and consumers in China may be deterred from purchasing Internet access services for the following reasons:

            o  inconsistent quality of service;

            o  lack of availability of cost-effective service;

            o  a limited number of local access points for corporate users;

            o the need to deal with multiple and frequently incompatible vendors; and

            o  a lack of tools to simplify Internet access and use.

         If there is a lack of acceptance or slow growth of the Internet in China the number of subscribers to our service and our revenues could be adversely affected.

         OUR JOINT VENTURES MAY NOT BE ABLE TO ATTRACT AND RETAIN SUBSCRIBERS AND, AS A RESULT, WE MAY BE UNABLE TO GENERATE SUFFICENT REVENUES TO MEET OUR FINANCIAL REQUIREMENTS

         As of March 15, 2001, our Shekou Joint Venture had approximately 1,800 connected individual subscribers, forty corporate subscribers, averaging ten users per subscriber, and 3,100 applications for service pending, which are anticipated to be connected during the second quarter 2001; and Chengdu had 11 connected subscribers. Our ability to attract residential and commercial subscribers to our services will depend on a number of factors, many of which are beyond our control. These factors include:

            o the speed at which we are able to deploy our services, particularly if we cannot obtain on a timely basis adequate
               supplies  of  cable   modems  or   necessary   telecommunications
               circuitry;

            o the impact of our marketing efforts on new and existing subscribers; and

            o the willingness of cable television subscribers to subscribe to Internet access services.

         Our service is currently priced to compete effectively against dial up Internet access services provided by certain competitors. In the future, we may be required to charge subscribers a premium price for our services and we may be required to charge subscribers higher access fees. Many subscribers may not be willing to pay a premium for such service. It is difficult to predict whether the demand for Internet services in China will materialize at the prices we expect to charge or whether such pricing levels will be sustainable. Our failure to sell our services at the price levels we intend to charge will have a material adverse affect on our business, financial condition and results of operations.

         WE FACE INTENSE COMPETITION WHICH COULD ADVERSELY AFFECT OUR ABILITY TO PENETRATE THE INTERNET MARKET IN CHINA AND OUR FINANCIAL PERFORMANCE

         The market for Internet services in China is intensely competitive. In addition, the Internet industry is relatively new and constantly evolving and subject to continuing definition. As a result, our competitors may better position themselves to compete in this market as it matures. There are many companies that provide or may provide Internet access and related services to users in China. Some of our major competitors in China are major Chinese Internet service providers, such as China Telecom, Jitong, and Unicom, as well as large foreign Internet service providers companies such as AT&T, some of whom are or may become affiliated with large Chinese corporations such as PCCW Communications and Wharf. These competitors may have certain advantages over us, including:

            o  substantially greater financial and technical resources;

            o  more extensive and well developed marketing and sales networks;

            o  greater brand recognition among consumers;

            o  larger subscriber bases;

            o  longer operating histories; and

            o more established relationships with joint venture partners, equipment specialists and/or other strategic partners.

         We may be unable to successfully compete with these established competitors, which may have a material adverse affect on our business and results of operations.

         OUR  GROWTH   DEPENDS  ON  THE   ESTABLISHMENT   OF   AN   ADEQUATE
TELECOMMUNICATIONS INFRASTRUCTURE BY THE CHINESE GOVERNMENT

         The telecommunications infrastructure in China is not well developed. In addition, access to the Internet is made primarily through Internet backbones of separate national interconnecting networks that connect through several international gateways. The Internet backbones and international gateways are owned and operated by the Chinese government and are the only channels through which the domestic Chinese Internet network can connect to the international Internet network. China Telecom, China NetCom or Jitong to provide communications capacity primarily through local telecommunications lines. As a result, we will continue to depend on the Chinese government and state-owned enterprises to establish and maintain a reliable Internet and telecommunications infrastructure through which our joint ventures can access the Internet and connect their subscribers.

         We cannot assure you that the Internet infrastructure in China will support the demands associated with continued growth. If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government and state-owned enterprises, our business, financial condition and results of operations could be materially and adversely affected.

         THERE ARE ECONOMIC RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA THAT COULD AFFECT OUR BUSINESS

         The Chinese economy has experienced uneven growth across geographic and economic sectors and has recently been slowing. There can be no assurance that the economic slow down will not continue. The China economy is also experiencing deflation which may continue in the future. The current economic situation may adversely affect our profitability over time as expenditures for information services may decrease due to the results of slowing domestic demand and deflation. In addition, the Chinese government may implement changes in fiscal policy that could increase our costs of operating our business in China or slow demand for our Internet services.

         We cannot predict what effects changes in Chinese government policies may have on our business or results of operations.

         RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO DISTRIBUTE PROFITS, IF ANY, OR TO USE REVENUES FROM OUR CHINESE OPERATIONS EFFECTIVELY, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO MEET OUR OBLIGATIONS OUTSIDE OF CHINA

         Substantially all of the revenues and operating expenses of our Chinese operations are denominated in Renminbi or RMB. The Renminbi is currently freely convertible under the "current account", which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account", which includes foreign direct investment.

         Currently, foreign joint ventures, such as our Shekou and Chengdu joint ventures, may purchase foreign exchange for settlement of "current account transactions", including payment of dividends, without the approval of the State Administration for Foreign Exchange. Foreign joint ventures may also retain foreign exchange in its current account (subject to a ceiling approved by the government) to satisfy foreign exchange liabilities or to pay dividends. However, we cannot assure you that the relevant Chinese governmental authorities will not limit or eliminate our ability to purchase and retain foreign currencies in the future.

         Since a significant amount of our future revenues will be in the form of Renminbi, the existing and any future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.

         Foreign exchange transactions under the capital account are still subject to limitations and require government approvals. This could affect the ability of our existing or future Chinese joint ventures to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

         WE MAY SUFFER CURRENCY EXCHANGE LOSSES IF THE RENMINBI DEPRECIATES RELATIVE TO THE U.S. DOLLAR

         Our reporting currency is the U.S. Dollar. However, substantially all of our assets and revenues are denominated in Renminbi. Our assets and revenues are expressed in our U.S. Dollar financial statements will decline in value if the Renminbi depreciates relative to the U.S. Dollar. Any such depreciation could adversely affect the market price of our common stock. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert Renminbi into U.S. Dollars.

RISKS RELATING TO CHANGING INTERNET TECHNOLOGIES

         THE INTERNET MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES, AND OUR TECHNOLOGIES MAY NOT BE POPULAR AND MAY BECOME OBSOLETE

         The Internet services industry is characterized by rapid technological advances, evolving industry standards, changes in user requirements and frequent new service introductions and enhancements. For example, a number of broadband technologies, such as asymmetrical digital subscriber line services, have demonstrated competing technological advantages against the broadband Internet access services offered by us and may become more popular with subscribers in the future. If our technologies or standards applicable to the services we offer become obsolete or fail to gain widespread consumer acceptance, our business and our financial results will be materially and adversely affected. We cannot assure you that the introduction of new products or services or the emergence of new technologies will not enable competitors to provide Internet access to our subscribers at a lower cost, higher speed or with greater reliability than we are able to provide. We cannot predict the likelihood of these changes and we cannot assure you that any technological changes will not materially adversely affect our business and operating results.

         WE DEPEND ON THIRD PARTIES TO PROVIDE THE HARDWARE AND SOFTWARE REQUIRED TO OFFER OUR SERVICES

         We currently depend on Nortel Networks and others for the hardware, software and technical support that allows us to offer our services. If we are required to locate alternative suppliers for Nortel, we could experience substantial delay in offering our services and may be required to replace some of the systems that we have installed in Shekou and Chengdu. Such a replacement may also substantially increase the cost of installing equipment and servicing our joint ventures. The loss our relationships with these third parties could have a material adverse effect on our business, financial condition and results of operations.

OTHER RISKS

         THERE IS UNCERTAINTY AS TO OUR SHAREHOLDERS' ABILITY TO ENFORCE CIVIL LIABILITIES IN THE BRITISH VIRGIN ISLANDS AND CHINA

         Our assets are located outside the United States and are held through companies incorporated under the laws of the British Virgin Islands and joint ventures established in China. Our current operations are conducted in China. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of the British Virgin Islands or China, respectively, would recognize or enforce judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the British Virgin Islands or China, respectively, against us or such persons predicated upon the securities laws of the United States or any state thereof.

         FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING MAY NOT BE ACCURATE

         Included in this Form 10-KSB are various forward-looking statements which can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe" or other similar words. We have made forward-looking statements with respect to the following, among others:

            o  our goals and strategies;

            o  our expectations related to growth of the Internet in China;

            o our joint venture partners' to obtain licenses and permits to operate as Internet service providers in China;

            o  our ability to earn sufficient revenues from offerings;

            o  the importance and expected growth of Internet technology;

            o  the pace of change in the Internet marketplace;

            o  the demand for Internet services; and

            o  our revenues.

         These statements are forward-looking and reflect our current expectations. They are subject to a number of risks and uncertainties, including but not limited to, changes in the economic and political environments in China, changes in technology and changes in the Internet marketplace. In light of the many risks and uncertainties surrounding China Broadband, China and the Internet marketplace, prospective purchasers of our shares should keep in mind that we cannot guarantee that the forward-looking statements described in this Form 10-KSB will transpire.

         BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR SHARES BECAUSE THEY ARE CONSIDERED PENNY STOCKS AND ARE SUBJECT TO THE PENNY STOCK RULES

         Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "a penny stock". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTCBB, and the price of our shares ranged from $4.19 (low) to $10.00 (high) during the period from September 25, 2000 to December 31, 2000. The closing price of our shares on March 15, 2001 was $3.75. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

         Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

         In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

ITEM 2. PROPERTIES.

         Our principal corporate, administrative and marketing facilities are located in Calgary, Alberta, and consist of approximately 4,000 square feet of office space held under a lease that expires on June 31, 2005 subject to certain early termination provisions after one year. This space is located at 2080, 440-2 Avenue SW., Calgary, Alberta, Canada, T2P 5E9.

         Our subsidiary, Big Sky Network, has offices located at Room 808, Zhaoshang Building, Shaoshang Road, 518067 Shekou, Shenzhen, Guangdong, China, and Zongnan Residential Area, Tai D4, Shenglong Street, Consulate Road, Chengdu, Sichuan 610041 Chengdu, Sichuan Province, China.

ITEM 3. LEGAL PROCEEDINGS.

         As of the date of this annual report, we are not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.


                                     PART II


ITEM 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock of the Company, par value $.001 per share (the "Common Stock"), is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board ("NASDAQ-OTC-BB"), under the symbol "CBBD".

                         2000                              HIGH            LOW
                                                          ------          -----
  Third Quarter (September 25 through September 30,       $10.00          $7.00
  2000)
  Fourth Quarter                                           $9.50          $4.19

                         2001
  First Quarter (January 1, 2001 through March 15,         $6.50          $3.38
  2001)


         Quotations commenced on the NASDAQ-OTC-BB on September 25, 2000. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         The price of our common stock on the NASDAQ-OTC-BB on December 29, 2000 was $7.00. On March 15, 2001, the price of our common stock on the NASDAQ-OTC-BB was $3.75.

         We have never paid dividends on our common shares. We do not anticipate paying any dividends in the foreseeable future.

         As of December 31, 2000 we had 82 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES.

         On March 1, 1993, Institute for Counseling, Inc. (now China Broadband Corp.) issued 2,000,000 shares of our common stock on a private placement basis pursuant to Section 4(2) of the Securities Act of 1933, to our founder, Phillip Herr, for an aggregate offering price of $100 in cash.

         On September 30, 1998, Institute for Counseling, Inc. (now China Broadband Corp.) issued a total of 200,000 shares of our common stock to two investors, MDI Small Cap Fund (100,000) and Murdoch & Company (100,000), at $0.15 per share for proceeds of $30,000. The offer and sale was made pursuant to an exemption from registration available under Rule 504 of Regulation D of the Securities Act.

         On February 15, 1999, Institute for Counseling, Inc. (now China Broadband Corp.) issued a total of 200,000 shares of our common stock to two investors, MDI Small Cap Fund (100,000) and Murdoch & Company (100,000), at $0.15 per share for proceeds of $30,000. The offer and sale was made pursuant to an exemption from registration available under Rule 504 of Regulation D of the Securities Act.

         On February 15, 1999, Institute for Counseling, Inc. (now China Broadband Corp.) issued a total of 119,000 shares of our common stock to 100 investors at $0.25 per share for proceeds of $29,750. The offer and sale was made pursuant to an exemption from registration available under Rule 504 of Regulation D of the Securities Act.

         On April 14, 2000, China Broadband Corp. issued 13,500,000 shares of common stock for all of the issued and outstanding stock of China Broadband
(BVI) Corp. to 18 shareholders of China Broadband (BVI), including Matthew Heysel, our Chief Executive Officer, Daming Yang, our President, Wei Yan, Kai Yeng, Qifeng Xue, Donghe Xue, Lu Wang, Wallace Nesbitt, Western Capital, Pamela Hallisey, R. Scott Hutcheson, David Beatty, Fevzi Ogelman, Malcolm Albery, Lombard Odier & Cie, 850015 Alberta Ltd., 728871 Alberta Ltd. and 588063 Alberta Ltd. No offer or sale was made by any form of general solicitation or general advertising. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

         On April 14, 2000, China Broadband Corp. issued 500,000 shares to accredited investors at $0.20 per share for gross proceeds of $100,000. No offer or sale was made by any form of general solicitation or general advertising. These securities were issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933 to the following Non-U.S. persons outside the United States: Precise Details, Inc., a company beneficially owned by Tom Milne, our Chief Financial Officer, Patrimer Investments Inc., Lobsinger Management Inc., Julie Poznanski, Carmen Kwan and Lombard Odier & Cie. We issued 50,000 shares to Richard M. Hurwitz, a director, in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

         On April 13, 2000, China Broadband Corp. granted options to officers, directors and consultants to China Broadband Corp. exercisable to acquire a total of 4,175,000 at $1.00 per share. No offer or sale was made by any form of general solicitation or general advertising.

         On May 12, 2000, China Broadband Corp. issued 1,530,000 shares to accredited investors at $1.00 per share for gross proceeds of $1,530,000. These securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933. These securities were issued pursuant to an exemption from registration under Section 4(2) the Securities Act of 1933, to the following persons: R. Scott Hutcheson, Michael B. Beatty, Richard Hallisey, Richard Hurwitz, a director, Quarry Bay Investments Inc., Lobsinger Management Inc., David Doritty, Lombard Odier & Cie, Signet Management Limited, Value Investors International, Michael Lauer, Martin Garvey, Eric Hauser, James C. Kennedy, BBL (Ref. Aureus Capital), Transatlantic
Securities Ltd., James Pasieka, Allen Wu, Martin Maurel Gestion and Michael Binnion.

         On May 12, 2000, China Broadband Corp. issued 1,301,667 shares to accredited investors at $7.50 per share for gross proceeds of $9,762,503. These securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 to the following investors: David Doritty, Banque Privee Edmond de Rothschild Luxembourg, Gutzwiller SA, Pictet & Cie,Banquiers, CCF Capital Mangement, The Orbiter Fund, Ltd., The Viator Fund, Ltd., Lancer Offshore Inc., Lancer Partners Limited Partnership, Elizabeth C. Kennedy, Clariden Bank, Gestor Finance, Somangest Vesigest, BBL Ref.: Somangest, Banque Cantonale Vaudevoise, Pinnaton Ref. Innoven FCPI 1997 no. 1, Pinnaton Ref. Innoven FCPI 1998 no. 2, Credit Agriole, Indosuez, Lombard Odier & Cie and Transatlantic Securities Ltd.

         On September 29, 2000, China Broadband Corp. issued 1,133,000 shares to SoftNet at a deemed value of $7.50 per share as partial consideration for 50,000 shares of Big Sky Network. These securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

         In November 1, 2000, China Broadband Corp. granted options to officers, directors and employees to China Broadband Corp. exercisable to acquire a total of 650,000 at $7.50 per share. These securities were issued pursuant to an exemption from registration under Section 4(2) the Securities Act of 1933.

         On November 1, 2000, China Broadband Corp. issued warrants exercisable to acquire 100,000 shares at $7.50 per share to Tibor Gajdics, Al Charuk and Bo Wan International Ltd., each a non-U.S. Person outside the United States, in connection with consulting and investor relations services. These securities were issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933.

         On November 1, 2000, China Broadband Corp. issued warrants exercisable to acquire 50,790 shares at $7.50 per share to Canaccord International Ltd., a non-U.S. Person outside the United States, as a Financial

Advisory Fee in connection with our acquisition of SoftNet's 50% interest in Big Sky Network. These securities were issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933.

         On November 1, 2000, China Broadband Corp. granted Warrants to Kenneth Barnes, a non-U.S. Person outside the United States, exercisable to acquire a total of 50,000 at $1.00 per share. These securities were issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933.

         We filed a Form S-1 registration statement on December 6, 2000 to register the resale of the shares issued to the investors in the April 14, 2000 and May 12, 2000 private placements. The registration statement has not been declared effective. No offer to buy the securities can be accepted and no part of the purchase price can be received until the registration statement has been declared effective, and any such offer may be withdrawn or revoked, without obligation or commitment of any kind at any time prior to notice of its acceptance given after the effective date. An indication of interest in response to any communication related to the registration will involve no obligation or commitment of any kind.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             SUMMARY FINANCIAL DATA
                             ----------------------

STATEMENT OF OPERATIONS DATA:

        ------------------------------------- -------------------------- ----------------------
                                                PERIOD FROM INCEPTION      THREE MONTH PERIOD
                                                   FEBRUARY 1, 2000               ENDED
                                                       THROUGH             DECEMBER 31, 2000
                                                  DECEMBER 31, 2000
        ------------------------------------- -------------------------- ----------------------

        Net sales..........................           $ 208,333                  $0
        ------------------------------------- -------------------------- ----------------------

        Loss from operations...............          $3,477,065              $2,578,910
        ------------------------------------- -------------------------- ----------------------

        Net loss...........................          $3,597,180              $2,520,603
        ------------------------------------- -------------------------- ----------------------

        Basic and diluted loss per common
        share .............................           $ (0.20)                $(0.14)
        ------------------------------------- -------------------------- ----------------------

        Book and diluted weighted average            17,696,752              17,696,752
        common shares outstanding..........
        ------------------------------------- -------------------------- ----------------------


AS OF DECEMBER 31, 2000:

        ---------------------------------------- --- --------------------------

        Cash and cash equivalents..........                 $ 4,668,128
        ---------------------------------------- --- --------------------------

        Working capital....................                 $ 2,898,608
        ---------------------------------------- --- --------------------------

        Total assets.......................                $ 19,004,945
        ---------------------------------------- --- --------------------------

        Long-term obligations..............                      -
        ---------------------------------------- --- --------------------------

        Total stockholders' equity.........                $ 17,054,105
        ---------------------------------------- --- --------------------------


         You should read the following discussion and analysis in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

OVERVIEW

         We were inactive from the date of our incorporation on February 9, 1993 through December 31, 1997. Through December 31, 1997, no significant capital was raised and no significant expenses incurred. Our share capital at December 31, 1997 consisted of 100 common shares which was paid in capital of $100. During our fiscal year ended December 31, 1998, we raised $59,971 in capital by selling 2,319,000 common shares, and incurred start up expenses of $25,095.

         On April 14, 2000, we completed a reverse-split of common stock on a .65104 for 1 basis reducing our issued and outstanding share capital to
1,509,850 shares of common stock.

         On April 14, 2000, we acquired all of the issued and outstanding shares of China Broadband (BVI) Corp., in exchange for 13,500,000 shares of our common stock. Because we had only 1,509,850 (post reverse-split) shares issued and outstanding on the date of our acquisition, the former shareholders of China Broadband (BVI) Corp., acquired control over the predecessor company. In instances like this, accounting principles require that the transaction be reflected in financial statements as a reverse acquisition. In this case, common control started immediately after the completion of the acquisition, effectively April 14, 2000. Consequently, under the principles of reverse acquisition accounting China Broadband (BVI) Corp. was deemed to be the acquirer and our consolidated financial statements are presented as a continuation of the financial position and results from operations of China Broadband (BVI) Corp.

         Subsequent to our acquisition of China Broadband (BVI) Corp., China Broadband Corp. completed three private placements totaling 3,331,667 shares of common stock for net proceeds of $11,316,692.

         On September 29, 2000, we issued 1,133,000 shares of our common stock, plus other consideration as detailed below, to acquire the remaining 50% interest in Big Sky Network, bringing our ownership of our operating subsidiary back to 100%.

RESULTS OF OPERATIONS

         This review will be limited to activities and operations during the 2000 fiscal year, as, in prior years, the Company was inactive. Therefore year on year comparisons would not provide any additional relevant information on our Company.

PERIOD FROM INCEPTION (FEBRUARY 1, 2000) THROUGH DECEMBER 31, 2000.

         We had no business activities prior to February 1, 2000. On April 25, 2000, Big Sky Network issued 40,000 shares to SoftNet Systems, Inc., a third party, and, as a result, we no longer controlled Big Sky Network. As a result, we deconsolidated the accounts of Big Sky Network from April 25, 2000 onward. For the period from April 26, 2000 to September 28, 2000, we account for our investment in Big Sky Network using the equity method, resulting in an equity loss of $181,471 for the period. On September 29, 2000, China Broadband (BVI) acquired SoftNet's interest in Big Sky Network, and as a result, we own 100% of Big Sky Network's issued and outstanding share capital.

         The third and fourth quarters of the year were notable in two major areas, we launched our commercial operations in China and we acquired 100% of the ownership of Big Sky Network. The Company saw its first subscriber revenues in Shekou Joint Venture, as the operating facilities transitioned from start up to operation. In Chengdu, the Company launched its first major metropolitan operation in October. As a result of our purchase of SoftNet's 50% interest in Big Sky Network, the Company had additional non-cash expenses related to the inclusion of the equity share of losses in the joint ventures and depreciation and amortization of capital and intangible assets in its financial statements.

         Revenues. During the period from inception (February 1, 2000) through December 31, 2000, we generated revenues of $208,333 from management fees by providing technical consulting services to Big Sky Network for the period. Since Big Sky Network became a wholly owned subsidiary on September 29, 2000, management fees earned after this date are eliminated on consolidation. We earned interest income of $307,483 from cash and short-term deposits.

         During the three months ended December 31, 2000, the Shekou joint venture began receiving revenues from subscribers. Operating revenue was approximately 600,000 RMB. The Chengdu joint venture began commercial operations near the end of the year and did not have commercial revenue.

         Expenses. We incurred general operating expenses of $3,685,398. These expenses included:



                      General and Administrative Expenses


                Calgary Office                $  466,830
                Beijing Office                   572,999
                Professional Services            988,148
                Investor Relations               911,945
                Amortization                     579,011
                Non-Cash Stock Compensation       67,093
                Miscellaneous                     99,373
                                              ----------
                                              $3,685,398


         During the fourth quarter, general and administrative expenses where higher, primarily due to increased public relations and investor relations activities, including travel, in connection with the Chengdu launch. Amortization and depreciation expenses resulted primarily from the acquisition of 50% of Big Sky Network.

         Calgary office expenses include travel, rent, compensation, utilities and day-to-day operations from inception. Beijing office expenses similarly cover office rent, accommodations for contract personnel on short-term assignments, travel, entertainment, compensation and operating costs not related to the joint ventures. Professional services include legal expenses of $355,064, accounting and audit expenses of $131,336. Investor relations costs include fees paid to an investment banking firm for services in connection with the acquisition of SoftNet's 50% of Big Sky Network.

         Accounting and audit expenses and legal expenses were related to the preparation of our reports under the Securities Exchange Act of 1934, as amended, and preparation of joint venture related legal documents and documents related to the acquisition of SoftNet's interest in Big Sky Network. Consulting expenses and travel expenses were incurred during the period from inception (February 1, 2000) to December 31, 2000 primarily related to the negotiation of various joint venture agreements in China. All working costs of operating our office in Beijing, such as consulting fees, office space costs, entertainment and travel are expressed as Beijing Office expenses.

         The executed joint venture contract with China Merchants Shekou Industrial Zone Ltd. the executed July 8, 2000 agreement with Chengdu Huayu Information Co. Ltd., the July 21, 2000 strategic alliance agreement with Chengdu Huaya Information Co. Ltd. to develop a fiber optic network to connect cities in the Sichuan Province, and the November 25, 2000 executed contract with Deyang Guangshi Network Development Ltd. to form a joint venture to provide Internet technology services in Deyang, Sichuan Province.

         We anticipate that expenses will increase during 2001 for the following reasons:

            o We will continue to negotiate and finalize letters of intent and definitive agreements to form joint ventures;

            o Our joint ventures will begin extensive marketing and promotional campaigns to build subscription bases in Shekou and Chengdu;

            o We will incur expenses related to the launch of our joint venture services in Chengdu, Deyang and Changsa and other potential areas;

            o  We will incur costs associated with finance raising activities;

            o We will incur costs related to hiring additional personnel to provide management, technical and support services to its growing organization; and

            o We will incur other costs related to implementing its business plan and financing its joint venture obligations.

            o Loss. We had a loss of $3,477,065 from operations during the period. We also recorded an equity loss of $181,471 related to Big Sky Network's ongoing operating expenses before it became a wholly owned subsidiary, an equity loss of $202,421 incurred by the Shekou Joint Venture related to leased office space, hiring employees to commence signing up subscribers and technical support staff in Shekou, China; and an equity loss of $43,706 from the expenses related to establishing the Chengdu Joint Venture. Our loss for the period from inception (February 1, 2000) through December 31, 2000, after interest income of $307,483 was $3,597,180.

         Since we are in the development stage, all losses accumulated since inception have been considered as part of the Company's development stage activities.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, we had cash and cash equivalents of $4,668,128 and working capital, including cash and cash equivalents, of $2,898,608. Since inception, we have financed operations primarily through sales of equity securities and have raised a total of $11,316,692, net of share issuance costs of $75,811.

         Our principal source of capital has been equity financing from our shareholders and founders. We are exploring opportunities for vendor financing, bank credit facilities and export credit agency agreements. Revenue from subscribers has begun in recent months but does not constitute a significant source of capital. Meeting our future financing requirements may be dependent on access to equity capital markets. We may not be able to raise additional common equity when required or on favorable terms that are not dilutive to existing shareholders.

         The growth of our business in China will require net capital investment in China for the foreseeable future. Profits from the joint ventures will likely be re-invested in additional joint ventures. At a future date when surplus earnings in the joint ventures occurs, there can be no assurance that the joint ventures will be able to pay dividends from China.

         Subsequent to December 31, 2000, we have invested $300,000 cash for purchase and installation of primary operating equipment, in the Chengdu joint venture.

         On  a  consolidated   basis,   our  operating  cash   expenditures  are
approximately $150,000 per month. Our future cash requirements will depend on:

            o  rate of expansion of existing joint ventures,

            o  rate of signing new joint ventures,

            o  capital equipment requirements for new joint ventures,

            o  the level of marketing required to expand our service offerings,

            o our ability to lease additional bandwidth as our subscriber base expands, and

            o  price competition in our markets.

         Subsequent  to  December  31,  2000,   we  completed   the   following
transactions:

            o On February 2, 2001, the Company issued an additional 550,000 stock options under the 2000 Stock Option Plan (See Note 7). The Options were granted at an exercise price of $7.50, fully vested, for a term of three years.

            o On February 13, 2001, the Corporation announced that it had entered into an agreement with Nortel Networks to purchase equipment and services relating to the Internet services provided by the joint ventures in the PRC. Under the terms of the agreement, the Corporation has the option of purchasing up to $250 million in equipment and services at discounted prices over the five year term.

            o On March 8, 2001, Big Sky Network Canada Ltd. entered into a preliminary agreement to form a joint venture with Changsa Guang Da Television Broadcast Network Ltd. ("Changsa Guang Da") to provide Internet technology service in Hunan Province, PRC. The agreement, subject to government approvals, commits Changsa Guang Da to provide exclusive access to its HFC network, facilities and frequencies to allow the joint venture to provide Internet connectivity services to cable TV subscribers of Changsa Guang Da. The contract duration is 18 years. Big Sky will receive 65% of the net revenue during the first five years, 50% for the next five years and 40% thereafter. Under the terms of the agreement, we have committed to invest $18 million of capital and equipment, staged over the life of the joint venture agreement.

OUTLOOK

         The Company has demonstrated that cable television based Internet service can be operational in China with investment of capital, equipment and technical skills. We believe that the business climate in China is open to greater use of the Internet by individuals, schools and businesses. We estimate that our operational facilities in Shekou and Chengdu can be self-sustaining with a subscriber base of approximately 3,000 and 4,000 users respectively. Our third operational site in Deyang is expected to receive MII approval in the second quarter of 2001. Our preliminary agreement to form a joint venture with Changsa Guang Da is also expected to receive MII approval in the second quarter of 2001. Our marketing efforts in China are resulting in increased opportunities to expand our services in other key cities, with the intention of developing a significant presence through exclusive arrangements in provincial capital cities and other strategic locations in China

         To commence commercial Internet service in a new joint venture requires approximately $1 million of capital, equipment and technical services. Our current capital resources are limited. There can be no assurance that we will have sufficient financial, technical and human resources to undertake new joint ventures or maintain the joint ventures currently in service.

PLAN OF OPERATION

         As of February 28, 2001, our management anticipates that we currently have sufficient working capital to fund our plan of operation through the third quarter of 2001. The Company's costs to fund its plan of operation for the year ending December 31, 2001 is estimated to be approximately $3 million to $5 million. These funds are intended to fund the business operations of Big Sky Network, including the following:

  -------------------------------------------------- ---------------------------
                                                         ESTIMATED FINANCIAL
                    DESCRIPTION OF OBLIGATION         OBLIGATION FOR YEAR ENDING
                                                          DECEMBER 31, 2001
  -------------------------------------------------- ---------------------------
  Shekou Joint Venture - Capital Contributions                         $0
  -------------------------------------------------- ---------------------------
  Chengdu Joint Venture - Capital Contributions                  $500,000
  -------------------------------------------------- ---------------------------
  Deyang Joint Venture - Capital Contributions                 $1,000,000
  -------------------------------------------------- ---------------------------
  New Joint Venture - Capital Contributions                      $500,000
  -------------------------------------------------- ---------------------------
  Technical Consulting Expenditures                              $100,000
  -------------------------------------------------- ---------------------------
  Management Consulting Expenditures                             $500,000
  -------------------------------------------------- ---------------------------
  Sales and Marketing Expenses                                   $600,000
  -------------------------------------------------- ---------------------------
  Legal and Professional Expenses                                $200,000
  -------------------------------------------------- ---------------------------
  General Administrative Expenses                                $700,000
  -------------------------------------------------- ---------------------------
  Capital Raising Expenditures                                   $100,000
  -------------------------------------------------- ---------------------------
  Overhead Expenses                                              $100,000
  -------------------------------------------------- ---------------------------
  Miscellaneous                                                  $100,000
  -------------------------------------------------- ---------------------------
  TOTAL                                                        $4,400,000
  -------------------------------------------------- ---------------------------

         The amount and timing of expenditures during the year ending December 31, 2001 will depend on the success of any contracts we secure, and there is no assurance the Company will receive significant revenues or operate profitably. We anticipate that our current working capital is sufficient to satisfy our cash requirements through approximately the third quarter of 2001, thereafter we will require additional financing to continue as a going concern. Current cash resources are not anticipated to be sufficient to fund the next phase of the Company's development and management intends to seek additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Company's objective, or result in commercial success.

         We anticipate that we will make capital contributions to our joint ventures, which will in turn, purchase equipment and systems to operate their broadband services. We have entered into an agreement with Nortel Networks to purchase up to $250 million of equipment, software and services at special pricing for our joint ventures. We cannot assure you that we will be able to obtain sufficient capital to satisfy all of our obligations under our joint venture agreements or that any of our joint ventures will be commercially successful.

         We anticipate that we will hire additional technical, administrative and sales and marketing personnel during 2001, although we have no current plans to do so. We also anticipate that our joint ventures will hire technical, administrative and sales and marketing personnel during 2001 to support their operations and to launch their services. We estimate that each joint venture will hire between 8 and 15 employees during 2001, subject to the joint venture's needs and the development stage of their business.

         We do not engage in research and development activities.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and 138, established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value for fiscal quarters of fiscal years beginning after June 15, 2000. We have determined that these statements will not have a significant impact on our consolidated financial position, results of operations or cash flows.

         In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition" to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. We believe that our revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 had no material effect on our financial position or results of operations.

         In March 2000, the FASB issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation. FIN 44 was effective July 1, 2000, but certain conclusions in it cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. Our adoption of FIN 44 had no material effect on our financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is included in pages F-1 through F-24 attached hereto and incorporated herein by reference. The index to the consolidated financial statements can be found on page 47.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

OUR APPOINTMENT OF ARTHUR ANDERSON LLP AS AUDITOR

         On August 24, 2000, we dismissed Amisano Hanson, Chartered Accountants as our independent auditor. None of Amisano Hanson's reports for either of the past two years ended December 31, 1999 or thereafter contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principle. We engaged Arthur Andersen LLP as our independent auditors on August 24, 2000. Our decision to change auditors was approved by our Board of Directors.

         During our fiscal year ended December 31, 1999, and through the date of this filing, there were no disagreements with the Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Amisano Hanson would have caused it to make reference thereto in its report on the financial statements for such year. Our decision to change auditors was approved by our Board of Directors.

         During the fiscal year ended December 31, 1999, and through the date of this report Amisano Hanson did not advise us with respect to any of the matters described below:

         (a) lack of internal controls necessary for us to develop reliable financial statements;

         (b) any information that has come to the attention of our auditors that has led them to no longer be able to rely on management's representations or that has made them unwilling to be associated with the financial statements prepared by management; or

         (c) any need to expand significantly the scope of our auditors' audit or information that has come to our auditors' attention during the two financial years prior to and preceding the change in our independent auditors that, if further investigated, would:

               (i) materially impact the fairness or reliability of the previously issued audit report or the financial statements issued or covering that period; or

               (ii) cause our auditors to become unwilling to rely on management's representations or that has made them unwilling to be associated with our financial statements, or due to the replacement of Amisano Hanson or any other reason, our auditors did not so expand the scope of the audit or conduct such further investigation; or

         (d) any information that has come to their attention that has led them to conclude that such information materially impacts the fairness or reliability of the audit reports or the financial statements issued covering the two financial years prior to and preceding the change in our independent auditors (including information that, unless resolved, to the satisfaction of such auditors, would prevent it from rendering an unqualified audit report on those financial statements) and due to the replacement of Amisano Hanson or any other reason, any issue has not been resolved to such auditors' satisfaction prior to Amisano Hanson replacement.

OUR APPOINTMENT OF DELOITTE & TOUCHE LLP AS AUDITOR

         On September 22, 2000, we dismissed Arthur Andersen LLP as our independent auditor. Arthur Andersen LLP did not issue any reports for either of the past two years ended December 31, 1999 or thereafter. We engaged Deloitte & Touche LLP as our independent auditors on September 22, 2000. Our decision to change auditors was approved by our Board of Directors.

         Through the date of this filing, there were no disagreements with the the Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Arthur Andersen would have caused it to make reference thereto in its report on the financial statements for such year. Our decision to change auditors was approved by our Board of Directors.

         Through the date of this report Arthur Andersen did not advise us with respect to any of the matters described below:

         (a) lack of internal controls necessary for us to develop reliable financial statements;

         (b) any information that has come to the attention of our auditors that has led them to no longer be able to rely on management's representations or that has made them unwilling to be associated with the financial statements prepared by management; or

         (c) any need to expand significantly the scope of our auditors' audit or information that has come to our auditors' attention during the two financial years prior to and preceding the change in our independent auditors that, if further investigated, would:

               (i) materially impact the fairness or reliability of the previously issued audit report or the financial statements issued or covering that period; or

               (ii) cause our auditors to become unwilling to rely on management's representations or that has made them unwilling to be associated with our financial statements, or due to the replacement of Arthur Andersen or any other reason, our auditors did not so expand the scope of the audit or conduct such further investigation; or

         (d) any information that has come to their attention that has led them to conclude that such information materially impacts the fairness or reliability of the audit reports or the financial statements issued covering the two financial years prior to and preceding the change in our independent auditors (including information that, unless resolved, to the satisfaction of such auditors, would prevent it from rendering an unqualified audit report on those financial statements) and due to the replacement of Arthur Andersen or any other reason, any issue has not been resolved to such auditors' satisfaction prior to Arthur Andersen replacement.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth information, as of March 15, 2001, regarding our executive officers and directors:


-------------------------- ------ ------------------------------------------------ -----------------
            NAME            AGE                       POSITION                           SINCE
-------------------------- ------ ------------------------------------------------ -----------------
Matthew Heysel               44   Chairman of the Board, Chief Executive Officer   April 14, 2000
-------------------------- ------ ------------------------------------------------ -----------------
Daming Yang                  43   Director and President                           April 14, 2000
-------------------------- ------ ------------------------------------------------ -----------------
Tom Milne                    54   Director and Chief Financial Officer             April 14, 2000
-------------------------- ------ ------------------------------------------------ -----------------
Barry Mackie                 57   Chief Technology Officer                         February 2, 2000
-------------------------- ------ ------------------------------------------------ -----------------






-------------------------- ------ ------------------------------------------------ -----------------
Ian Aaron                    40   Director                                         February 2, 2000
-------------------------- ------ ------------------------------------------------ -----------------
John Brooks                  40   Director                                         February 2, 2000
-------------------------- ------ ------------------------------------------------ -----------------
Richard Hurwitz              37   Director                                         February 2, 2000
-------------------------- ------ ------------------------------------------------ -----------------
Teddy Ping Chang Yung        32   Vice President, Systems Engineering              February 2, 2000
-------------------------- ------ ------------------------------------------------ -----------------
Richard Wing Kit Lam         24   Vice President, Network Engineering              February 2, 2000
-------------------------- ------ ------------------------------------------------ -----------------


Matthew Heysel - Chairman of the Board, Chief Executive Officer

         Mr. Matthew Heysel has served as Chairman of the Board of Directors and Chief Executive Officer of China Broadband Corp. from April 14, 2000 to the present. He also serves as the Chairman of Big Sky Network Canada Ltd., (a subsidiary of China Broadband Corp.) and has held that position since May of 1999. Mr. Heysel is also a director of both of Big Sky Networks' joint ventures, Shenzhen China Merchants Big Sky Network Ltd. and Sichuan Huayu Big Sky Network Ltd., and has been a board member since each joint ventures formation, September 1999 and July 2000 respectively. Previously, he served as Vice President of Corporate Finance of Yorkton Securities, a Canadian independent securities firm, where he was responsible for corporate finance in the oil and gas sector from April 1997 through April 1999. From October 1999 to the present, Mr. Heysel also served as President and a director of New Energy West Corp., a junior oil and gas exploration company which trades on the Canadian Venture Exchange under NEC. In February 20001, Mr. Heysel was elected to the Board of Directors of M3 Energy Ltd., a junior oil and gas company.

Daming Yang - Director and President

         Mr. Daming Yang has served on our Board of Directors and as our President since April 14, 2000. He has also served as the President and a member of the board of directors of Big Sky Network Canada Ltd., our subsidiary, since May of 1999. Mr. Yang is also a director of both of Big Sky Networks' joint ventures, Shenzhen China Merchants Big Sky Network Ltd. and Sichuan Huayu Big Sky Network Ltd., and has been a board member since each joint ventures formation, September 1999 and July 2000, respectively. From 1995 through 1998, Mr. Yang served as Vice President and then President of Tongli Energy Technical Service Co. Ltd., an importer of high-technology equipment to China where he was responsible for the day to day administration of the company and managed a staff of six. From 1989 to 1993, Mr. Yang was with Tri-City Survey Limited as a GIS Engineer. Mr. Yang holds a Master Degree in Geographical Information Systems from the University of Regina and a Masters Degree in Aerial Photography and Remote Sensing from the Netherlands International Institute for Aerospace Survey and Earth Sciences.

Thomas Milne - Director and Chief Financial Officer:

         Mr. Thomas Milne has served on our Board of Directors, and as Vice President of Finance and Chief Financial Officer since April 14, 2000. He has also served as the Chief Financial Officer of Big Sky Network Canada Ltd, our subsidiary, since May of 1999. From 1985 through 1997, Mr. Milne was Vice President and Treasurer of NOVA Corporation, and director of NOVA Finance International. He was the Vice President, Finance and Chief Financial Officer of Arakis Energy, which was acquired by Talisman Energy Corp., from September, 1997 to October, 1998, an oil and gas company traded on the NASDAQ. Since March 1998, Mr. Milne has served as Chief Executive Officer of Precise Details, Inc., a consulting, investment management, real estate and automotive services company. Mr. Milne currently serves on the board of directors of Caspian Oil Tools Limited, Longview Petroleum Limited and Synenco Energy Limited. Mr. Milne also currently acts as Director and the Chief Financial Officer for M3 Energy Ltd, a junior oil and gas company and NoMatterWare, Inc., an application service provider. Mr. Milne is also a director of The Alberta Performing Arts Stabilization Fund and the Pension and Investment Committee of the University of Calgary Pension and Endowment Funds

Ian Aaron - Director

         Mr. Ian Aaron has been the President and CEO of TVN Entertainment Corporation, a leading digital distribution services company since August 2000. Mr. Aaron joined TVN from SoftNet Systems, Inc., which trades on the NASDAQ
(SOFN), a global broadband and cable modem, satellite and wireless services company. Mr. Aaron served, from 1994-1999, as President of SoftNet, President of SoftNet's subsidiary ISP Channel and as

SoftNet's Chief Technology Officer. Mr. Aaron is a seasoned telecommunications executive from GTE and Fujitsu. He was President and founder of Communicate Direct, a leading telecom and datacom services company and is a member of the Board of Directors of TVN, Dot Cast, and China Motion. He earned two Bachelor of Science degrees from the University of Illinois in Electrical Engineering and Business and Communications.

John Brooks - Director

         Mr. Brooks is an experienced telecommunications entrepreneur. In 1996, Mr. Brooks co-founded Brooks Fiber Properties (BFP), a provider of competitive local and long distance telecommunications services in 44 states across the United States. BFP completed an initial public offering in 1996 and was subsequently acquired by WorldCom in January 1998. Mr. Brooks also co-founded Millennium Digital Media, an early provider of full service competitive broadband access in various major metropolitan areas across the United States, where he served as the company's Chief Operating Officer and Vice Chairman from 1997. Mr. Brooks stepped down from the position of Chief Operating Officer in 2001 and continues in his role as Vice Chairman. Mr. Brooks is currently the Chairman of Brooks Investments, Inc.

Richard Hurwitz - Director

         Mr. Hurwitz is a partner with Bancorp Services LLC, a nationally recognized consulting firm providing structured investments directed to financial institutions, since March 1996. As well, Mr. Hurwitz has served as the Chief Executive of Benefit Finance Securities, a broker-dealer based in St. Louis, Missouri, since November 1998. Previously, Mr. Hurwitz acted as the Managing Director Europe with Bridge Information Systems Inc., a New York based financial information vendor from 1990 to 1995.

Barry Mackie - Chief Technology Officer

         Mr. Mackie has served as our Chief Technology Officer since February 2, 2001. Prior to joining us, Mr. Mackie was employed by Nortel Networks as Vice President - Network Development & Technical Operations, Cannect Communications. During 1997, Mr. Mackie was employed as Implementation Prime for a new traffic utilization and capacity planning project for MCI Communications. In 1996, Mr. Mackie served as a managing consultant for Telos. Mr. Makie has also been employed by Nippon Telecommunications Consulting in 1995 and was a project manager for Mitel Equipment in 1994.

Teddy Ping Chang Yung - Vice President, Systems Engineering

         Mr. Yung has served as our Vice President, Systems Engineering since February 2, 2001. Prior to joining us, Mr. Yung was employed with Compaq as a Deployment Engineer from May 2000 to October 2000. From September 1999 to May 2000, Mr. Yung was employed as a Network Engineer at Credit Suisse First Boston. Mr. Yung was a Network Engineer for Morgan Stanley Dean Witter from August 1997 to April 1999. Mr. Yung was a Network Engineer with Citicorp from November 1995 to August 1997.

Richard Wing Kit Lam - Vice President, Network Engineering

         Mr. Lam has served as our Vice President, Network Engineering since February 2, 2001. Prior to joining us, Mr. Lam was employed by SoftNet Systems as a Senior Systems Architect from April 2000 to November 2000. From June 1998 to March 2000, Mr. Lam was a consultant with KPMG Consulting. Prior to KPMG, Mr. Lam spent 4 years with Columbia University Telecommunications Services as a Senior Tech.

         None of our executive officers or directors have been involved in any bankruptcy proceeding, been converted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

      The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:


                                               Form 3/# of      Form 4/# of      Form 5/# of
     Name              Reporting Person        transactions     transactions     transactions
--------------     -----------------------     ------------     ------------     ------------

Matthew Heysel     Chairman and Chief             Late/1           N/A              Late/1
                   Executive Officer

Daming Yang        President                      Late/1           N/A              Late/1

Thomas Milne       Chief Financial Officer        Late/2           Late/2           Late/1
                   and Secretary



BOARD COMMITTEES

         On February 2, 2001, our board of directors established an Audit Committee and a Human Resources and Compensation Committee.

         The Audit Committee of the board of directors reviews our internal accounting procedures and consults with and reviews the services provided by our independent auditors. Messrs. Aaron, Brooks and Hurwitz are members of this committee. The Audit Committee is responsible for reviewing our financial reporting procedures and internal controls, the scope of annual and any special audit examinations carried out by our auditors, the performance of our auditors, systems and controls established to comply with financial regulatory requirements and our annual financial statements before they are reviewed and approved by our board of directors. Such reviews are carried out with the assistance of our auditors and our senior financial management. The Audit
Committee adopted, and the board of directors approved, an Audit Committee Charter, consistent with SEC policy, outlining its policy and procedures for the exercise of its oversight responsibilities on March 27, 2001.

         The Human Resources and Compensation Committee of the board of directors reviews and recommends to the board of directors the compensation and benefits of all our executive officers and establishes and reviews general policies relating to compensation and benefits of our employees. Messrs. Heysel, Yang, Brooks and Aaron are members of this committee. None of our executive officers served as a director, executive officer or member of a compensation committee of another entity of which one of its executive officers served on our Human Resources and Compensation Committee. Except as described in "Related Party Transactions," no interlocking relationships exist between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

         In the past, our board of directors has negotiated all executive salaries of our employees, including our Chief Executive Officer; directors do not participate in approving or authorizing their own salaries as executive officers. Compensation for our Chief Executive Officer was determined by the Board after considering his efforts in assisting in the development of our business strategy, the salaries of executives in similar positions, the development of our joint ventures, the implementation of our joint venture Internet services in Shekou and Chengdu, and our general financial condition. Our Board of Directors believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders. See "Stock Option Plan."

BOARD AND COMMITTEE MEETINGS

         During 2000, the Board of Directors met 5 times including participants by telephone. Each director attended all of the Board meetings and meetings of Committees on which they served.

         Subsequent to December 31, 2000, the Board of Directors met twice, the Audit Committee met once and the Human Resources and Compensation Committee met once.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid to our Chief Executive Officer and two other most highly compensated executive officer for the years indicated. No other executive officer of China Broadband earned a salary and bonus for such fiscal year in excess of $100,000.


                                             SUMMARY COMPENSATION TABLE

                                ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                      ---------------------------------------  --------------------------------------
                                                                          AWARDS              PAYOUTS
                                                               ----------------------------  --------

                                                      OTHER     SECURITIES     RESTRICTED
                       FISCAL                        ANNUAL       UNDER        SHARES OR
                        YEAR                         COMPEN-   OPTIONS/SARS    RESTRICTED      LTIP      ALL OTHER
 NAME AND              ENDED     SALARY     BONUS    SATION      GRANTED(#)    SHARE UNITS    PAYOUTS  COMPENSATION
 PRINCIPAL POSITION      (1)      (US$)      (US$)     (US$)                       (US$)        (US$)
---------------------------------------------------------------------------------------------------------------------
Matthew Heysel,         2000     75,000(2)     0         0         550,000           0            0           0
Chief Executive         1999(3)     nil
Officer
Daming Yang             2000     30,000(2)     0         0         550,000           0            0           0
                        1999(3)     nil
Tom Milne               2000     60,000(2)     0         0         250,000           0            0           0
                        1999(3)     nil
James Charuk            2000(4)     nil(4)                                                        -           -
                        1999        nil(5)

(1)      December 31
(2)      From March 1, 2000 through December 31, 2000.
(3)      Mr. Heysel, Mr. Yang and Mr. Milne were not employed by us in 1999.
         No compensation was paid to officers and directors during the year ended December 31, 1999.
(4) Mr. Charuk served as our President and sole director of Institute for Counseling, Inc., the predecessor corporation to the company, from June 22, 1998 through March 1, 2000. No compensation was paid to any officer or director of China Broadband during this period.
(5) No compensation was paid to any officer or director of China Broadband during this period. Big Sky did not pay any salaries and did not issue any options in 1999.

OPTION GRANTS

         We did not grant any stock options to our Chief Executive Officer or other most highly compensated executive officers during the fiscal year ended December 31, 1999.

         On April 13, 2000, China Broadband Corp. granted options to officers, directors and consultants exercisable to acquire a total of 4,175,000 shares at $1.00 per share. The Corporation cancelled 50,000 options and issued 50,000 warrants with identical terms and conditions. On November 1, 2000, China Broadband Corp. granted options to officers, directors and employees exercisable to acquire a total of 650,000 common shares at $7.50 per share. On February 2, 2001, China Broadband Corp. granted options to officers, directors and consultants exercisable to acquire a total of 550,000 shares at $7.50 per share.

         The following table sets forth information regarding stock option grants to our executive officers and directors:


                                  OPTION GRANTS
INDIVIDUAL GRANTS                                                                               POTENTIAL REALIZED
                                                                                                 VALUE AT ASSUMED
                                                                                              ANNUAL RATES OF STOCK
                                                                                                PRICE APPRECIATION
                                                                                                 FOR OPTION TERM
--------------------------------------------------------------------------------------------- -----------------------

             (A)                      (B)              (C)           (D)           (E)            (F)         (G)
                                   NUMBER OF       % OF TOTAL
                                   SECURITIES        OPTIONS      EXERCISE
                                   UNDERLYING      GRANTED TO      OR BASE
                                OPTIONS GRANTED   EMPLOYEES IN      PRICE       EXPIRATION
             NAME                     (#)            FISCAL       ($/SH)(2)        DATE         5% ($)      10% ($)
                                                     YEAR(1)
------------------------------- ----------------- -------------- ------------ --------------- ------------ ----------

Matthew Heysel                    500,000               9.39%       $1.00       4/13/2005       138,150      305,250
                                   50,000               0.10%       $7.50       11/1/2003        59,100      124,125
Daming Yang                       500,000               9.39%       $1.00       4/13/2005       138,150      305,250
                                   50,000               0.10%       $7.50       11/1/2003        59,100      124,125
Tom Milne                         100,000               1.88%       $1.00       4/13/2005        27,630       61,050
                                  150,000               2.82%       $7.50       11/1/2003       177,300      372,375
Barry Mackie                      300,000               5.63%       $7.50         2/2/04        354,600      744,750
John Brooks                       100,000               1.88%       $7.50         2/2/04        118,200      248,250
Ian Aaron                         100,000               1.88%       $1.00       4/13/2005        27,630       61,050
Richard Hurwitz                   100,000               1.88%       $1.00       4/13/2005        27,630       61,050
Teddy Ping Chang Yung             200,000               3.76%       $7.50       11/1/2003       236,400      496,500
Richard Wing Kit Lam              100,000               1.88%       $7.50       11/1/2003       118,200      248,250

(1) Based on options exercisable to acquire a total 5,325,000 shares to officers, directors, employees and consultants.
(2) The exercise price per shares was equal to or greater than the fair market value of the common stock on the date of grant as determined by the Board of Directors.

         The potential realizable value is calculated based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiry of the term of the option.

         These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by:

            o multiplying the number of shares of common stock subject to a given option by the exercise price;

            o assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option; and

            o  subtracting from that result the aggregate option exercise price.

OPTION EXERCISES

         None of the Named Executive Officers have exercised options to purchase shares of our common stock as of March 15, 2001.

STOCK OPTION PLAN

         Our board of directors approved the creation of the 2000 Stock Option Plan. Under the plan, the board of directors may grant incentive and non-qualified options to acquire up to a total of 8,000,000 common shares to our directors, officers, employees and consultants. As of March 15, 2001, our board has granted options exercisable to acquire 5,325,000 common shares.

         The plan is intended to retain the services of our valued key employees and consultants and others that the plan administrator may select to:

            o encourage our employees and consultants to acquire a greater proprietary interest in China Broadband;

            o  serve as an aid and inducement in the hiring of new employees;and

            o provide an equity incentive to consultants and others selected by the Board of Directors and the plan administrator.

         The primary difference between "incentive stock options" and non-qualified options is the tax treatment of the option holder. If a holder complies with Internal Revenue Service rules regarding incentive stock options, a holder of an incentive stock can defer recognition of income for tax purposes until the shares underlying the options are sold. A holder of a non-qualified option generally recognizes income on the date of exercise. Incentive stock options may be granted to any individual who, at the time the option is granted, is an employee of China Broadband or any related corporation. Non-qualified stock options may be granted to employees and to others at the discretion of the plan administrator. The plan administrator fixes the exercise price for options in the exercise of its sole discretion, except that the exercise price for an incentive stock option must be at least the fair market value per share of the common stock at the date of grant (as determined by the plan administrator in good faith), or in the case of greater-than ten percent shareholders, at least one hundred ten percent of the fair market value per share. The exercise price may be paid in cash or, with the approval of the plan administrator, by other means, including withholding of option shares or delivery of previously held shares. Options granted under the plan vest over a four-year period, with one-quarter becoming exercisable at the end of one year of continuous stats as an employee or consultant and the remaining 75% vest pro rata monthly over the following 36 months of continuous status as an employee or consultant. The plan administrator may accelerate the vesting of options in its sole discretion.

         Options are non-transferable except by will or the laws of descent and distribution or subject to a qualified domestic relations order. With some exceptions, vested but unexercised options terminate upon the earlier of:

            o the expiration of the option term specified by the plan administrator at the date of grant (generally 10 years; or, with respect to incentive stock options granted to greater-than ten percent shareholders, a maximum of five years);

            o the expiration of 3 months from the date of an optionee's termination of services with us or any related corporation; or

            o the expiration of one year from the date of death or disability (as defined in the plan) of the optionee.

         If an optionee's services are terminated by death, any option held by the optionee is exercisable only by the person or persons to whom such optionee's rights under the option pass by the optionee's will or by the laws of descent and distribution of the state or county of the optionee's domicile at the time of death. Unless accelerated in accordance with the plan, unvested options terminate immediately upon termination of services of the optionee by us for any reason, including death or disability. The plan administrator may amend or modify the plan, except that no amendment with respect to an outstanding option may be made over the objection of the holder of the option (other than those provisions triggering acceleration of vesting of outstanding options).

DIRECTOR COMPENSATION

         We do not currently pay any cash compensation to directors for serving on our board, but we do reimburse directors for out-of-pocket expenses for attending board and committee meetings. Our independent directors receive stock options to purchase shares of our common stock as compensation for their service as directors. The terms of stock option grants made to independent directors are determined by the board of directors. See "Option Grants." We do not provide additional compensation for committee participation or special assignments of the board of directors.

INDEMNIFICATION OF DIRECTORS, OFFICERS AND OTHERS

         Our articles of incorporation provide that we shall have the right to indemnify any person for any liability or expenses incurred by that person by reason of the fact that he was a director, officer, employee or agent and has the right to advance or pay the expenses of directors and officers in defending civil or criminal suit or proceeding to the full extent provided by the General Corporation Law of Nevada.

         Our bylaws provide that to the fullest extent permitted by law we may indemnify our directors, officers and others who were or are a party or are threatened to be made a party to any threatened, pending or completed action, suit or proceeding.

         We maintain director and officer liability insurance in the amount of $5,000,000.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions, the registrant has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

EMPLOYMENT AND CONSULTING CONTACTS

         We, through our subsidiaries, have entered into consulting agreements with key individuals, who perform services for the Company as specified in the agreements. We use a standard form of consulting agreement, which defines terms of the agreement, services to be performed, compensation and benefits, confidentiality and individual specific benefits based on the requirements of the position. We have entered into the following consulting agreements:

         Mathew Heysel Consulting Agreement: Mathew Heysel provides services as our Chief Executive Officer on a full-time basis under the terms of a consulting agreement with MH Financial Management. We pay a base consulting fee in the annual amount of $120,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Heysel's services. The agreement is for a term of six months, expiring April 30, 2001, with renewal at the discretion of the board of directors. The agreement contains non-compete provisions that restricts Mr. Heysel from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Heysel is no longer contracted by us for any reason. Should we terminate the consulting agreement, Mr. Heysel would be paid $60,000 at the time of termination. The agreement provides that in the event of a change of control, Mr. Heysel is to be paid five percent (5%) of the value of the sale of our assets or the value of the transaction which would constitute a takeover of the company. This amount is to be paid within 10 days of the transaction. Takeover of the company is defined as:

            o any change in the holding, either direct or indirect, of shares of the company, or any reconstruction, reorganization, recapitalization, consolidation, amalgamation, merger, arrangement or other transaction, that results in a person who was, or a group of persons acting in concert who were, not previously in a position to exercise effective control of the Corporation in excess of the number that would entitle the holders thereof to cast twenty (25%) percent or more of the votes attaching to all shares of the Corporation, and

            o the exercise of such effective control to cause or result in the election or appointment of two or more directors of the Corporation, or of the successor to the Corporation, who were not previously directors of the Corporation.

         Daming Yang Consulting Agreement: Daming Yang provides services as our President on a full-time basis under the terms of a consulting agreement. We pay a consulting fee in the annual amount of $60,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Yang's services. The agreement is for a term of six months, with renewals at the discretion of the board of directors and expired on October 31, 2000. The agreement contains non-compete provisions that restricts Mr. Yang from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Yang is no longer contracted by us for any reason. The agreement has no change of control provisions.

         Thomas Milne Consulting Agreement: Thomas Milne provides services as our Chief Financial Officer on a full-time basis under the terms of a consulting agreement with Precise Details Inc. We pay a consulting fee in the annual amount of $96,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Milne's services. The agreement is for a term of six months and expires on April 30, 2001. The agreement contains non-compete provisions that restricts Mr. Milne from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Milne is no longer contracted by us for any reason. The agreement has no change of control provisions.

         Barry Mackie Consulting Agreement: Barry Mackie provides services as our Chief Technical Officer on a full-time basis under the terms of a consulting agreement. We pay a consulting fee in the annual amount of $120,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Mackie's services. The agreement is for a term of six months and expires on July 1, 2001. The agreement contains non-compete provisions that restricts Mr. Mackie from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Mackie is no longer contracted by us for any reason. The agreement has no change of control provisions. In connection with Mr. Mackie's engagement, we agreed to grant Mr. Mackie options exercisable to acquire 300,000 shares of our common stock, vesting on the date of grant. On February 2, 2001, we granted Mr. Mackie options exercisable to purchase 300,000 shares of our common stock at an exercise price of $7.50, which vested immediately and expire on February 2, 2004.

         Richard Lam Consulting Agreement: Richard Lam provides services as our Vice President, Network Engineering on a full-time basis under the terms of a consulting agreement. We pay a consulting fee in the annual amount of $84,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Lam's services. The agreement is for a term of six months and expires on April 1, 2001. The agreement contains non-compete provisions that restricts Mr. Lam from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Lam is no longer contracted by us for any reason. The agreement has no change of control provisions. In connection with Mr. Lam's engagement, we agreed to grant Mr. Lam options exercisable to acquire 100,000 shares of our common stock, vesting on the date of grant. On November 1, 2000, we granted Mr. Lam options exercisable to purchase 100,000 shares of our common stock at an exercise price of $7.50, which vested immediately and which expire on November 1, 2003.

         Teddy Yung Consulting Agreement: Teddy Yung provides services as our Vice President, Systems Engineering on a full-time basis under the terms of a consulting agreement with YungPC AP. We pay a consulting fee in the annual amount of $100,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Yung's services. The agreement is for a term of six months and expires on April 1, 2001. The agreement contains non-compete provisions that restricts Mr. Yung from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Yung is no longer contracted by us for any reason. The agreement has no change of control provisions. In connection with Mr. Yung's engagement and under separate contract with Mr. Yung directly, we agreed to grant Mr. Yung options exercisable to acquire 200,000 shares of our common stock, vesting on the date of grant. On November 1, 2000, we granted Mr. Yung options exercisable to purchase 200,000 shares of our common stock at an exercise price of $7.50, which vested immediately and which expire on November 1, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of March 15, 2001 for:

            o  each of our directors and executive officers individually;

            o each person or group that we know owns beneficially more than 5% of our common stock; and

            o  all directors and executive officers as a group.

         Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 19,474,517 shares of common stock outstanding as of March 15, 2001, together with applicable options for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.


           NAME AND ADDRESS                         NUMBER OF SHARES                PERCENT OF
          OF BENEFICIAL OWNER                      BENEFICIALLY OWNED           SHARES OUTSTANDING(1)
          -------------------                      ------------------           ------------------

OFFICERS AND DIRECTORS
Matthew Heysel, Director, CEO                           2,473,750(2)                 12.35%(2)
2080, 440-2 Avenue SW
Calgary, Alberta T2P 5E9

Daming Yang, Director and President                     2,473,750(3)                 12.35%(3)
2080, 440-2 Avenue SW
Calgary, Alberta T2P 5E9

Thomas Milne                                              275,200(4)                  1.40%(4)
2080, 440-2 Avenue SW
Calgary, Alberta  T2P 5E9

Ian Aaron                                                 100,000(8)                  0.51%(8)
7th Floor, 2901 West Alameda Avenue
Burbank, CA  91505

John Brooks                                               100,000(8)                  0.51%(8)
16650 Chesterfield Grove Road
Chesterfield, MO  63005

Richard Hurwitz                                           200,000(8)                  1.02%(8)
370-1610 des peres Road
St. Louis, MO  63131-1850

Barry Mackie                                              300,000(8)                  1.52%(8)
16680 - 85A Avenue
Surrey, BC  V4N 5A7

Richard Lam                                               100,000(8)                  0.51%(8)
4 Ayrmont Lane
Aberdeen, New Jersey  07747

Teddy Yung                                                200,000(8)                  1.02%(8)
Apartment 3C
136-35 Maple Avenue
Flushing, New York  11355





5% SHAREHOLDERS
Wei Yang                                                2,423,750(5)                 12.13%(5)
Room 837, China Merchant Building
Shenzhen, Guong Dong
China 518067

Kai Yang                                                2,023,750(6)                 10.34%(6)
1404 Building A Huriyan Apart.
Asia Game Village
Beijing
China 100101

SoftNet, Inc.                                           1,133,000                     5.82%
225-650 Townsend Street
San Francisco, CA  94103


  OFFICERS AND DIRECTORS AS A GROUP                     6,222,700(7)                 28.64%(7)

(1) Based on 19,474,517 issued and outstanding shares of common stock at March 15, 2001.
(2) Includes 1,923,750 shares of common stock and options exercisable within 60 days of March 15, 2001 to acquire 550,000 shares of common stock.
(3) Includes 1,923,750 shares of common stock and options exercisable within 60 days of March 15, 2001 to acquire 550,000 shares of common stock.
(4) Includes 25,200 shares of common stock of which 10,000 shares are owned by Precise Details, Inc., a company over which Mr. Milne has control, and 5,000 shares owned by Mr. Milne's spouse; and options exercisable within 60 days of March 15, 2001 to acquire 250,000 shares of common stock.
(5) Includes 1,923,750 shares of common stock and options exercisable within 60 days of March 15, 2001 to acquire 500,000 shares of common stock.
(6) Includes 1,923,750 shares of common stock and options exercisable within 60 days of March 15, 2001 to acquire 100,000 shares of common stock.
(7) Includes 3,972,700 shares of common stock and 2,250,000 shares of common stock acquirable upon exercise of options within 60 days of March 15, 2001.
(8) Consisting of options exercisable within 60 days of March 15, 2001 to acquire common stock.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On April 14, 2000, we entered into an exchange agreement with the shareholders of China Broadband (BVI), including certain officers and members of our board of directors. In exchange, we issued 13,500,000 shares of common stock to the shareholders of China Broadband (BVI). Under the terms of the exchange agreement, Brent Shaw, Michael Kang and James Charuk resigned as members of our Board of Directors and Matthew Heysel, Daming Yang and Tom Milne were appointed as the members of our Board of Directors.

         On April 13, 2000, China Broadband Corp. granted options to officers, directors and consultants to China Broadband Corp. exercisable to acquire a total of 4,175,000 shares at $1.00 per share. These options were fully vested and expire on April 13, 2005.

         In May 2000, China Broadband issued 500,000 shares at $0.20 per share; 1,530,000 shares at $1.00 per share and 1,301,667 shares at $7.50 per share for gross proceeds of $11,392,503.

         Precise Details, Inc., a company over which Thomas Milne, our Chief Financial Officer and a director, has control, purchased 50,000 at $0.20 per share. Precise Details subsequently transferred 40,000 of these shares to sixteen persons/entities. 10,000 of these shares were transferred into Mr. Milne's name and 5,000 of these shares were transferred to Mr. Milne's spouse.

         Richard Hurwitz, a director, purchased 50,000 shares at $0.20 per share and 50,000 shares at $1.00 per share in these offerings.

         On November 1, 2000, China Broadband Corp. granted options to officers, directors, consultants and employees exercisable to acquire 650,000 common shares at $7.50 per common share. These options are fully vested and expire on November 1, 2003.

         On February 2, 2001, China Broadband Corp. granted options to officers, directors, consultants and employees exercisable to acquire 550,000 common shares at $7.50 per common share. These options vested immediately and expire on February 2, 2004.

         We have entered into consulting agreements with Matthew Heysel, Daming Yang, Tom Milne, Teddy Yung, Richard Lam and Barry Mackie. See "Employment and Consulting Agreements."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits


EXHIBIT INDEX


   EXHIBIT NO.                                       DESCRIPTION

   3.1 (1)          Certificate of Incorporation of the Company consisting of the Articles of
                    Incorporation filed with the Secretary of the State of Nevada on February 9, 1993

   3.2 (5)          Certificate of Amendment to Articles of Incorporation of Institute For Counseling,
                    Inc. filed with the Secretary of the State of Nevada on March 22, 2000

   3.3 (3)          Certificate of Amendment to Articles of Incorporation of Institute For Counseling,
                    Inc. filed with the Secretary of the State of Nevada on April 14, 2000

   3.4 (1)          By-Laws of the Company, dated November 9, 1993

   10.1(2)          Purchase Agreement for the Acquisition of China Broadband (BVI) Corp. among Institute
                    For Counseling, Inc. and China Broadband (BVI) Corp.

   10.2 (2)         Cooperative Joint Venture Contract For Shenzhen China Merchants Big Sky Network Ltd.

   10.3 (4)         Common Stock Purchase Agreement dated September 29, 2000, among SoftNet Systems,
                    Inc., China Broadband Corp. and Big Sky Network Canada Ltd.

   10.4 (4)         Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China
                    Broadband Corp., Big Sky Network Canada Ltd. and Matthew Heysel, for himself and as attorney-in-fact for Daming Yang, Kai Yang, Wei Yang, Jeff Xue, Donghe Xue, Lu Wang,
                    Wallace Nesbitt and Western Capital Corp.

   10.5 (4)         Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China
                    Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew
                    Heysel and Daming Yang.

   10.6 (5)         Cooperative Joint Venture Contract For Sichuan Huayu Big Sky Network Ltd. dated July
                    8, 2000

   10.7 (5)         Strategic Partnership Agreement Between Chengdu Huayu Information Industry Co., Ltd.
                    and Big Sky Network Canada Ltd.

   10.8 (5)         Cooperative Joint Venture Contract For Deyang Guangshi Big Sky Ltd. dated November
                    25, 2000

   10.9 (5)         Consulting Agreement MH Financial Management, for the services of Matthew Heysel





   10.10 (5)        China Broadband Stock Option Plan

   10.11 (5)        Form of Stock Option Agreement

   10.12 (5)        Form of Restricted Stock Purchase Agreement

   10.13 (5)        Letter Agreement dated July 25, 2000 by and between China Broadband Corp. and
                    Canaccord International Ltd.

   10.14 (5)        Joint Development Agreement of City-Wide-Area High Speed Broadband and Data
                    Transmission Services Networks of China Between Big Sky Network Canada Ltd. and
                    Jitong Network  Communications Co. Ltd.

   10.15 (5)        Consulting Agreement Daming Yang

   10.16 (5)        Consulting Agreement and Precise Details Inc. for the services of Thomas Milne

   10.17            Agreement to the Establishment of Cooperation Joint Venture between Big Sky Network
                    Canada Ltd. and Zhuhai Cable Television Station, dated May 27, 1999

   10.18            Letter of Intent, dated March 1, 2000, between Big Sky Network Canada Ltd. and Dalian
                    Metropolitan Area Network Center

   10.19            Letter of Intent, dated November 8, 2000, between Big Sky Network Canada Ltd. and
                    Hunan Provincial Television and Broadcast Media Co. Ltd.

   10.20            Preliminary Agreement to Form a Contractual Joint Venture, dated March 8, 2001 between Big Sky Network Canada Ltd. and Changsha Guang Da Television

   10.21 (6)        Purchase and License Agreement, dated September 28, 2000, between China Broadband
                    Corp. and Nortel Networks Limited

   10.22 (6)        Amendment, dated January 1, 2001, to the Purchase and License Agreement between China
                    Broadband Corp. and Nortel Networks Limited

   10.23            Consulting Agreement, dated December 22, 2000, between China Broadband Corp and Barry
                    L. Mackie

   10.24            Consulting Agreement, dated October 1, 2000, between China Broadband Corp and Richard
                    Lam

   10.25            Consulting Agreement, dated October 1, 2000, between China Broadband Corp and Ping
                    Chang Yung

   10.26            Consulting Agreement, dated October 1, 2000, between China Broadband Corp and YungPC
                    AP

   21.1 (5)         List of subsidiaries of registrant

   23.1 (7)         Consent of Jun He Law Office

(1)      Previously filed on Form 10-SB on December 2, 1999.
(2)      Previously filed on Form 8-K filed on April 28, 2000.
(3)      Previously filed on Form 10-KSB on July 11, 2000.
(4)      Previously filed on Form 8-K filed on September 29, 2000.
(5)      Previously filed on Form S-1 filed on December 6, 2000.
(6) To be filed by amendment. The Company intends to file a request with respect to certain portions of the agreement pursuant to an application for confidential treatment to be filed with the Commission under Rule 24(b) - 2(b) of the Securities Exchange Act of 1934, as amended.
(7)      To be filed by amendment.


(b)      The following 8-K's have been filed since the Company's last 10-QSB:

         1. On December 12, 2000, we filed an amended Current Report of Form 8-K describing our acquisition of the remaining 50% of Big Sky Network Canada Ltd. We filed as Exhibits, the Common Stock Purchase Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd., the Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd. and Matthew Heysel, for himself and as attorney-in-fact for Daming Yang, Kai Yang, Wei Yang, Jeff Xue, Donghe Xue, Lu Wang, Wallace Nesbitt and Western Capital Corp. and the Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calgary, Alberta, Canada, on March 27, 2001.

                                     CHINA BROADBAND CORP.


                                      By:/s/ MATTHEW HEYSEL
                                         ---------------------------------------
                                         Matthew Heysel, Chief Executive Officer
                                         and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      SIGNATURE                       TITLE                          DATE


 /s/ MATTHEW HEYSEL
---------------------
 Matthew Heysel          Chief Executive Officer and Director     March 27, 2001
                         (Principal Executive Officer)


/s/ DAMING YANG
---------------------
Daming Yang              President and Director                   March 27, 2001


/s/ THOMAS MILNE
---------------------
Thomas Milne             Chief Financial Officer and Director     March 27, 2001
                         (Principal Financial Officer)


/s/ IAN AARON
---------------------
Ian Aaron                Director                                 March 27, 2001


/s/ JOHN BROOKS
---------------------
John Brooks              Director                                 March 27, 2001


/s/ RICHARD HURWITZ
---------------------
Richard Hurwitz          Director                                 March 27, 2001

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF CHINA BROADBAND CORP.
                                DECEMBER 31, 2000



         Financial Statement                                           LOCATION*
                                                                       --------

         Independent Auditors' Report                                    F - 1
         Consolidated Balance Sheets                                     F - 2
         Consolidated Statements of Operations                           F - 3
         Consolidated Statement of Stockholders' Equity                  F - 4
         Consolidated Statements of Cash Flows                           F - 5
         Notes to Consolidated Financial Statements                      F - 6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CHINA BROADBAND CORP.:

We have audited the consolidated balance sheet of CHINA BROADBAND CORP. (A DEVELOPMENT STAGE ENTERPRISE) as of December 31, 2000 and the related consolidated statement of operations, stockholders' equity and cash flows for the period from February 1, 2000 (date of incorporation) to December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2000 and the results of its operations and its cash flows for the period from February 1, 2000 (date of incorporation) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation is a development stage enterprise engaged in providing high speed Internet, data and voice services in The People's Republic of China. As discussed in Note 1 to the financial statements, the Corporation's operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.






Calgary, Alberta, Canada                               /s/ DELOITTE & TOUCHE LLP
March 12, 2001                                         Chartered Accountants

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)


CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
---------------------------------------------------------------------------------------------
                                                                                   $
                                                                           ------------------


ASSETS
CURRENT
   Cash and cash equivalents                                                     4,668,128
   Interest and Goods and Services Tax receivable                                   64,201
   Prepaid expenses                                                                117,119
                                                                           ------------------
                                                                                 4,849,448

Investment in Shekou joint venture (Notes 1 and 5)                               2,482,018
Investment in Chengdu joint venture (Notes 1 and 5)                              1,321,884
Property and equipment, net (Note 4)                                               220,799
Intangible assets:
   Intellectual property (Note 3)                                                  819,402
   Shekou joint venture (Note 3)                                                 2,421,788
   Chengdu joint venture (Note 3)                                                4,843,575
   Goodwill (Note 3)                                                             2,046,031
                                                                           ------------------
                                                                                19,004,945
                                                                           ==================

LIABILITIES
CURRENT
   Accounts payable                                                                250,840
   Accrued liabilities                                                                   -
   Promissory note (Note 3)                                                      1,700,000
                                                                           ------------------
                                                                                 1,950,840
                                                                           ------------------

CONTINUING OPERATIONS (Note 1)
COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY
   Common stock
     $0.001 par value, shares authorized: 50,000,000;                               77,936
     shares issued and outstanding: 19,474,517
   Additional paid-in capital                                                   20,631,344
   Deferred compensation                                                           (57,995)
   Accumulated deficit                                                          (3,597,180)
                                                                           ------------------
                                                                                17,054,105
                                                                           ------------------
                                                                                19,004,945
                                                                           ==================


The accompanying notes are an integral part of this consolidated financial statement.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)


CONSOLIDATED STATEMENT OF OPERATIONS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
---------------------------------------------------------------------------------------------
                                                                                   $
                                                                           ------------------


REVENUE
   Technical consulting (Note 10)                                                  208,333

GENERAL AND ADMINISTRATIVE EXPENSES
   (including non-cash stock compensation of $67,093)                            3,685,398
                                                                           ------------------
                                                                                (3,477,065)

EQUITY LOSS IN BIG SKY NETWORK CANADA LTD.                                        (181,471)

EQUITY LOSS IN SHEKOU JOINT VENTURE                                               (202,421)

EQUITY LOSS IN CHENGDU JOINT VENTURE                                               (43,706)

INTEREST INCOME                                                                    307,483
                                                                           ------------------

NET LOSS AND DEFICIT, END OF PERIOD                                             (3,597,180)
                                                                           ==================

LOSS PER SHARE
   Basic and diluted                                                            (0.20)
                                                                           ==================

SHARES USED IN COMPUTATION, BASIC AND DILUTED                                   17,696,752
                                                                           ==================



The accompanying notes are an integral part of this consolidated financial statement.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
----------------------------------------------------------------------------------------------------------------------------

                                                             Additional                                          TOTAL
                                     Common Stock             Paid-in         Deferred       Accumulated     STOCKHOLDERS'
                                 Shares        Amount         Capital       Compensation       Deficit          EQUITY
                                                  $              $                $               $                $
                              ------------- -------------- --------------- ---------------- --------------- ----------------

Balance,                         1,509,850     59,971                  -              -                -           59,971
February 1, 2000 (Note 6)

Issue of common stock
for the outstanding shares
of China Broadband
(BVI) Corp.                     13,500,000     13,500            696,529              -                -          710,029

Stock issued pursuant to
private placement
agreements at $0.20 per
share                              500,000        500             98,835              -                -           99,335

Stock issued pursuant to
private placement
agreements at $1.00 per
share                            1,530,000      1,530          1,518,289              -                -        1,519,819

Stock issued pursuant to
private placement
agreements at $7.50 per
share                            1,301,667      1,302          9,696,236              -                -        9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.                      1,133,000      1,133          8,496,367              -                -        8,497,500

Issuance of warrants                     -          -             44,472              -                -           44,472

Non-cash compensation                    -          -             15,235              -                -           15,235

Deferred compensation                    -          -             65,381        (65,381)               -                -

Amortization of deferred
compensation                             -          -                  -          7,386                -            7,386

Net loss                                 -          -                  -              -       (3,597,180)      (3,597,180)
                              ------------- -------------- --------------- ---------------- --------------- ----------------

Balance,
December 31, 2000               19,474,517     77,936         20,631,344        (57,995)      (3,597,180)      17,054,105
                              ============= ============== =============== ================ =============== ================


The accompanying notes are an integral part of this consolidated financial statement.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
-----------------------------------------------------------------------------------------------
                                                                                     $
                                                                             ------------------

CASH FLOWS RELATED TO THE
   FOLLOWING ACTIVITIES:

OPERATING
   Net loss                                                                       (3,597,180)
   Adjustments for:
     Amortization                                                                    579,013
     Equity loss in Big Sky Network Canada Ltd.                                      181,471
     Equity loss in Shekou joint venture                                             202,421
     Equity loss in Chengdu joint venture                                             43,706
     Non-cash stock compensation                                                      67,093
                                                                             ------------------
                                                                                  (2,523,476)
   Changes in operating assets and liabilities
     Interest and Goods and Services Tax receivable                                  (64,201)
     Prepaid expenses                                                               (117,119)
     Accounts payable                                                               (402,958)
                                                                             ------------------
                                                                                  (3,107,754)
                                                                             ------------------
FINANCING
   Issue of common stock for cash (net of issuance costs)                         11,816,692
                                                                             ------------------

INVESTING
   Purchases of property and equipment                                              (279,392)
   Acquisition of Big Sky Network Canada Ltd. (net of cash acquired)              (2,395,828)
   Investment in Chengdu joint venture                                            (1,365,590)
                                                                             ------------------
                                                                                  (4,040,810)
NET INCREASE IN CASH AND
   CASH EQUIVALENTS, END OF PERIOD                                                 4,668,128
                                                                             ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for income taxes                                                              -
                                                                             ==================
   Cash paid for interest                                                                  -
                                                                             ==================


The accompanying notes are an integral part of this consolidated financial statement.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


1.       INCORPORATION AND NATURE OF BUSINESS

         INCORPORATION AND BACKGROUND

         China Broadband Corp. (the "Corporation") was incorporated in Nevada in February 1993 under the name "Institute for Counselling, Inc." On April 27, 2000, Institute for Counselling, Inc. changed its name to China Broadband Corp. The Corporation is a development stage enterprise and is seeking to become a leading facilities based provider of high capacity, high-speed Internet and data services in major urban markets throughout The People's Republic of China (the "PRC"). The Corporation was incorporated for the purposes of implementing a business strategy involving joint ventures to provide high-speed Internet broadband services in major urban markets through the PRC.

         On April 14, 2000, the Corporation, a public shell company, acquired China Broadband (BVI) Corp. ("CBB - BVI") through a reverse acquisition, which was accounted for as a recapitalization. This recapitalization was effected through the issuance of 13,500,000 common shares of the Corporation, constituting approximately 90% of its shares outstanding after the acquisition, in exchange for all of the outstanding shares of CBB - BVI.

         As a result of the application of the accounting principles governing recapitalization, CBB - BVI (incorporated on February 1, 2000) is treated as the acquiring or continuing entity for financial accounting purposes.

         The recapitalization of CBB - BVI was affected through the issuance of stock by CBB - BVI in exchange for the acquisition of the tangible net assets of the Corporation at fair value, which approximates the
         Corporation's net assets historical costs. As a result, the consolidated financial statements will be deemed to be a continuation of CBB - BVI's historical financial statements.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


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

         On February 22, 2000, BSN issued an additional 10,000 shares to a third party for cash consideration of $500,000. As the Corporation controlled BSN, the financial statements of the Corporation included the accounts of BSN. On April 25, 2000, BSN issued a further 40,000 shares to the third party for cash consideration of $2,000,000. As a result of the April 25, 2000 transaction, the Corporation no longer controlled BSN and therefore for the period from April 26, 2000 to September 28, 2000, the Corporation's investment in BSN is accounted for using the equity method. On September 29, 2000, the Corporation purchased the shares of BSN held by the third party (see Note 3).

         BSN signed a joint venture agreement on September 21, 1999 with China Merchants Shekou Industrial Zone, Ltd. ("China Merchants") to establish Shenzhen China Merchants Big Sky Network Ltd. ("Shekou JV"), the purpose of which is to provide Internet access to Chinese residential and business customers through the existing cable television infrastructure. Under the terms of the joint venture agreement, China Merchants agreed to provide all the non-broadcast rights on the cable network of a cable television station controlled by China Merchants. BSN is required to contribute a total of $3,000,000 to the Shekou JV as cash or equipment. BSN is also responsible for providing technical support to the Shekou JV. Over the Shenzhen JV's 15 year duration, BSN will be entitled to receive 60% of the profits earned between 2000 and 2004, 50% of the profits earned between 2005 and 2009 and 40% of the profits earned between 2010 and 2014. BSN is entitled to appoint four of the seven directors on the Board of Directors of the Shekou JV for the first five years of its operations and is thereafter, entitled to appoint three of the seven directors.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


1.       INCORPORATION AND NATURE OF BUSINESS (CONTINUED)

         INVESTMENT IN BIG SKY NETWORK CANADA LTD. (CONTINUED)

         On July 8, 2000, BSN signed a joint venture agreement with Chengdu Huayu Information Industry Co., Ltd. ("Chengdu Huayu") to establish Sichuan Huaya Big Sky Network Ltd. ("Chengdu JV"), the purpose of which is to develop an advanced broadband software and hardware platform for data transmission and Internet related business in the Chengdu area. Under the terms of the joint venture agreement, Chengdu Huayu agreed to provide the entire software and hardware data transmission platform of its Huaya HFC network and the rights to use all of its facilities and equipment. BSN is required to contribute a maximum of $5,500,000 to the Chengdu JV in cash or equipment. Over the Chengdu JV's 20 year term, BSN will be entitled to receive 65% of the profits earned between 2001 and 2007, 50% of the profits between 2008 and 2013 and 35% of the profits earned between 2014 and 2020. BSN is entitled to appoint four of the seven Board of Directors of the Chengdu JV for the first seven years of its operations and is thereafter entitled to appoint three of the seven directors.

         On November 25, 2000, BSN signed a joint venture agreement with Deyang Guangshi Network Development Ltd. ("Deyang Guangshi") to establish Deyang Guangshi Big Sky Ltd. ("Deyang JV"), to act as the exclusive Internet service provider and to develop an advanced broadband software and hardware platform for data transmission and Internet related business in the Deyang area. Under the terms of the joint venture agreement, Deyang Guangshi agreed to provide the entire software and hardware data transmission platform of its Deyang HFC network and the rights to use all of its facilities and equipment. BSN is required to contribute $4,500,000 to the Deyang JV in cash or equipment staged over the life of the agreement. Over the Deyang JV's 20 year term, BSN will be entitled to receive 80% of the profits earned between 2001 and 2005, 60% of the profits between 2006 and 2010, 50% of the profits earned between 2011 and 2015, and 40% of the profits earned between 2016 and 2020. BSN is entitled to appoint four of the seven Board of Directors of the Deyang JV for the first ten years of its operations and is thereafter entitled to appoint three of the seven directors.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


1.       INCORPORATION AND NATURE OF BUSINESS (CONTINUED)

         INVESTMENT IN BIG SKY NETWORK CANADA LTD. (CONTINUED)

         The joint venture contracts for Shekou, Chengdu and Deyang contemplate that the business will be turned over to the Chinese joint venture partner at the end of the contract term. The Corporation anticipates that it will be able to renegotiate an extension of the contracts at some point in the life of the contract but does not rely on any extension of the contract to meet its long-term goals. Each joint venture contract is structured to recapture our investment and be profitable in its first five years. The Shekou joint venture is the test case of the concept to show that Internet over cable TV architecture is feasible and can be profitable within the PRC. Shekou was chosen as the first location as it is a concentrated, business oriented area, run by the PRC's oldest bank, China Merchants Group. The successful Shekou JV deployment will be rolled out to other locations in the PRC with greater population bases and cable TV subscriber bases, such as Chengdu. The Corporation was able to negotiate a higher earning interest in Chengdu and even greater interest in Deyang.

         CONTINUING OPERATIONS

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

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


1.       INCORPORATION AND NATURE OF BUSINESS (CONTINUED)


         CONTINUING OPERATIONS (CONTINUED)

         The success of the Corporation will depend on the acceptance of broadband Internet services, which remains unproven in the PRC. The Corporation may not be able to attract and retain subscribers, or it may face intense competition, which could have an adverse effect on the Corporation's business, financial condition and results of operations. The Corporation's Shekou JV's services were launched on June 30, 2000. The services in Chengdu were launched on October 26, 2000 and had connected a small number of subscribers by year end. The Corporation is currently expanding its subscriber base in the Shekou Industrial Zone and Chengdu. Services in Deyang will commence when the Ministry of Information Industries' approval is received.

         PRC legal restrictions permit payment of dividends by a sino-foreign joint venture only out of its net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, a sino-foreign joint venture will also be required to set aside a portion of its net income each year to fund certain reserve funds. These reserves are not distributable as cash dividends. If the Corporation does not receive distributions from the joint ventures or if the joint ventures are not profitable, the Corporation may be unable to meet its financial obligations or to continue as a going concern.

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

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES

         CONTINUING OPERATIONS (CONTINUED)

         Management anticipates that the Corporation currently has sufficient working capital to fund the Corporation's plan of operation through the year ended December 31, 2001. The Corporation's costs to fund its plan of operation for the fiscal year ending December 31, 2001 is expected to increase (primarily for salaries, travel, office and other similar expenses). The working capital is intended to fund the business operations of BSN, including funding the capital requirements of new and existing joint ventures, funding additional technical, management and marketing/sales personnel and funding comprehensive joint venture marketing and promotional programs to increase market awareness and subscription sales. Management believes that additional funding will be required to fund the implementation of BSN's business of entering into joint ventures.

         FINANCIAL STATEMENTS ESTIMATES

         The consolidated operations of the Corporation requires cash of $125,000 to $150,000 per month to operate in the PRC and in Canada. The operating cash break even for the facilities in Shekou and Chengdu is estimated by the Corporation to be the equivalent of 3,000 to 3,500 subscribers at present pricing structures. The Corporation is in discussions with various equipment suppliers for vendor financing or lease packages for capital equipment. The Corporation has been offered vendor financing for cable modems, with further discussions to take place. No agreements have been signed. In the PRC, consumers cannot lease cable modems so must purchase them outright. Consequently, if the Corporation can conclude a lease financing for cable modems, a significant positive cash flow will result from leasing to acquire and selling for cash to customers in China. However, failing any new debt or equity financing, the Corporation could continue the Shekou and Chengdu joint ventures as they are and inaugurate the Deyang joint venture (see Note 1) with existing capital and modest growth in the subscriber base. Other low cost value added services will be added to the revenue mix with minimal capital requirements, primarily by outsourcing to a variety of potential partners seeking access to the Chinese market.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the allowance for potentially uncollectible accounts receivable and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         BASIS OF PRESENTATION

         These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, CBB - BVI. The equity method of accounting is used for companies in which the Corporation has significant influence; generally this represents common stock ownership of at least 20% and not more than 50%. BSN was accounted for as a majority-controlled subsidiary until April 25, 2000. For the period April 26, 2000 to September 28, 2000, BSN is accounted for using the equity method. For the period September 29 to September 30, 2000, BSN is accounted for as a wholly-owned subsidiary (see Note 1). All material inter-company accounts and transactions have been eliminated.

         CASH EQUIVALENTS

         The Corporation considers all highly liquid debt instruments with maturities at the date of purchase of three months or less to be cash equivalents.

         INVESTMENT IN JOINT VENTURES

         The joint ventures in Shekou, Chengdu and Deyang are accounted for under the equity method of accounting.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed using the declining balance method as follows:

                                Furniture and fixtures                     20%
                                Computer hardware                          30%

         Amortization of leasehold improvements and assets recorded under capital lease agreements are computed using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         GOODWILL AND OTHER INTANGIBLE ASSETS

         Amortization of goodwill will be provided using the straight line method over the estimated useful life of five years. Acquired intangible assets consist of intellectual property, Shekou joint venture and the Chengdu joint venture, and are amortized using the straight line method over estimated useful lives ranging from five to seven years.

         LONG-LIVED ASSETS

         The carrying value of long-lived assets, include goodwill, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset.

         INCOME TAXES

         The Corporation accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

         REVENUE RECOGNITION

         The Corporation recognizes revenue from consulting services rendered to BSN on a ratable basis over the term of the services agreement.

         The joint ventures derive revenue from sale and rental of cable modems, monthly subscription fees and maintenance fees. Sales of cable modems are recognized when the goods are delivered and title has passed.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION

         The Corporation accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The Corporation accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

         NET LOSS PER SHARE

         Basic loss per share ("EPS") excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive.

         NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which as subsequently amended by SFAS No. 137 and 138, established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value for fiscal quarters of fiscal years beginning after June 15, 2000. Management has determined that these statements will not have a significant impact on the Corporation's consolidated financial position, results of operations or cash flows.

         In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition" to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. Management believes that the Corporation's revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 had no material effect on the financial position or results of operations of the Corporation.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NEW ACCOUNTING STANDARDS (CONTINUED)

         In March 2000, the FASB issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in it cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 by the Corporation had no material effect on the financial position or results of operations of the Corporation.

3.       ACQUISITION OF BIG SKY NETWORK CANADA LTD.

         On September 29, 2000, the Corporation closed a common stock purchase agreement to buy 50,000 common shares of BSN, increasing its ownership to 100% of BSN. The acquisition was accounted for as a purchase. The purchase price was U.S. $12.7 million, consisting of $2.5 million cash, $1.7 million promissory note and 1,133,000 common shares of the Corporation valued at the fair market value of the common shares of $8,497,500. The purchase price has been allocated as follows:
                                                        -----------------
                                                               $
                                                        -----------------

        Assets acquired, excluding cash
          Net working capital deficiency                     (742,327)
          Investment in Shekou joint venture                2,684,438
          Intellectual property                               849,750
          Chengdu joint venture                             5,098,500
          Shekou joint venture                              2,549,250
          Goodwill                                          2,153,717
                                                        -----------------
                                                           12,593,328

        Cash acquired                                         104,172
                                                        -----------------

        Net assets acquired                                12,697,500
                                                        =================

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


3.       ACQUISITION OF BIG SKY NETWORK CANADA LTD. (CONTINUED)

         The promissory note bears interest at 8% per annum and is payable at maturity. The principal is due on September 29, 2001.

         The values ascribed to the acquired intangibles including intellectual property, Shekou joint venture and Chengdu joint venture were based on an estimation of fair value. The Shekou joint venture and Chengdu joint venture intangibles represent government approved contracts to provide Internet services in the PRC. The Corporation is reviewing the valuation of the assets acquired and adjustments may be made to the values ascribed above.

         The Corporation incurred a fee under the agency agreement (see Note 11) in connection with this transaction. The fee was comprised of $253,950 of cash and 50,790 warrants exchangeable to common shares on payment of $7.50 per share. The fair value of the warrants of $44,472 and cash consideration of $253,950 was expensed in 2000.

         The results of operations of BSN for the period from September 29 to December 31, 2000 have been included in the consolidated statement of operations.

         Supplemental unaudited pro forma information as though the companies had combined at the beginning of the period through June 30, 2000 is as follows:

                                                        -----------------
                                                               $
                                                        -----------------

         Net loss                                          (1,309,820)
                                                        =================
         Basic and diluted loss per share                       (0.08)
                                                        =================

4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of:
                                                        -----------------
                                                               $
                                                        -----------------

         Furniture and fixtures                               145,855
         Computer hardware                                     81,245
         Leasehold improvements                                52,292
                                                        -----------------
                                                              279,392
         Accumulated amortization                             (58,593)
                                                        -----------------
                                                              220,799
                                                        =================

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


5.       INVESTMENT IN JOINT VENTURES

         As discussed in Note 1, BSN participates in both the Shekou JV and the Chengdu JV.

         Summarized financial information for the Shekou JV is as follows:
                                                        -----------------
                                                               $
                                                        -----------------

         Current assets                                      1,859,728
         Other assets                                          684,729
                                                        -----------------

         Total assets                                        2,544,457
                                                        =================

         Current liabilities                                   159,611
         Capital                                             2,384,846
                                                        -----------------

         Total liabilities and capital                       2,544,457
                                                        =================

         Net loss                                             (615,734)
                                                        =================

         Summarized financial information for the Chengdu JV is as follows:
                                                        -----------------
                                                               $
                                                        -----------------

         Current assets                                        780,654
         Other assets                                          155,314
                                                        -----------------

         Total assets                                          935,968
                                                        =================

         Current liabilities                                     3,989
         Capital                                               931,979
                                                        -----------------

         Total liabilities and capital                         935,968
                                                        =================

         Net loss                                              (67,240)
                                                        =================

         The services in Deyang have not commenced at December 31, 2000.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


6.       COMMON SHARES

         On April 14, 2000, the Corporation completed a reverse split of its common stock on a 0.65104-for-1 basis reducing its issued and outstanding common stock to 1,509,850 (pre split- 2,319,000). The reverse split has been recorded in these financial statements on a retroactive basis.

         The Corporation has issued the following shares in a series of private placement agreements:

            i) On April 14, 2000 the Corporation issued 500,000 common shares at $0.20 per share for total proceeds of $100,000;
            ii)   On May 12, 2000 the Corporation issued 1,530,000 common shares at $1.00 per share for total proceeds of $1,530,000; and
            iii)  On May 12, 2000 the Corporation issued 1,301,667 common shares at $7.50 per share for total proceeds of $9,762,503.

7.       STOCK OPTION PLAN

         The Board of Directors of the Corporation adopted the 2000 Stock Option Plan (the "Plan") during April 2000. Under the Plan, the Corporation has reserved 8,000,000 common shares for issuance under options granted to eligible persons.

         Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 110% of fair market value for incentive stock options where the employee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Corporation. These options expire three to five years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


7.       STOCK OPTION PLAN (CONTINUED)

         Option activity under the Plan is as follows:
                                                        -----------------
                                                           Number of
                                                             Shares
                                                        -----------------

         Outstanding, February 1, 2000                               -
         Granted (weighted average grant date fair
         value of $0.32 for employee grants)                 4,825,000

         Cancelled                                             (50,000)
                                                        -----------------

         Outstanding, December 31, 2000                      4,775,000
                                                        =================

         Additional information regarding options outstanding as of December 31, 2000 is as follows:


                                                              Options Outstanding and Exercisable
        ----------------------- -------------------------------------------------------------------------------
                                                           Weighted Average                  Weighted
                                                               Remaining                     Average
        Range of                      Number               Contractual Life                  Exercise
        Exercise Prices             Outstanding                 (Years)                       Price
        ----------------------- -------------------- ------------------------------ ---------------------------

        $1.00                         4,125,000                   4.3                         $1.00
        $7.50                           650,000                   2.8                         $7.50
                                --------------------
        $1.00 - $7.50                 4,775,000                   4.1                         $1.88
                                ====================

         As discussed in Note 2, the Corporation accounts for its employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees and its Related Interpretations". Had compensation expense been recognized based on the fair value of the options on the date they were granted for employees, the Company's net income (loss) and net income (loss) per common share would have been $(4,433,834) and $(0.25) per share.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


7.       STOCK OPTION PLAN (CONTINUED)

         The Company estimated the fair value of each option grant using the Black-Scholes option pricing method while using the following weighted average assumptions: expected life, 2.9 years from date of grant; stock volatility, 50%; risk-free interest rate, 6.32%; and no dividends during the expected term.

         Compensation expense of $15,235 has been recognized in the consolidated financial statements for non-employee stock option grants. No amounts have been recognized for stock-based employee compensation awards.

8.       WARRANTS


         The Corporation has warrants to acquire common shares at December 31, 2000 as follows:

                                 Number
                                   of           Exercise           Expiry
                                Warrants          Price             Date
                            ------------------ ------------ --------------------

                                   50,790         $7.50       November, 2002
                                  100,000         $7.50       April, 2002
                                   50,000         $1.00       April, 2005

         The 50,790 warrants were granted in connection with the agency agreement (see Note 3).

         The 100,000 warrants were granted for investor relation services. The fair value of these warrants was $65,381 and is recorded as deferred compensation and is being amortized over the term of the service agreement being 18 months.

         The remaining 50,000 warrants were granted to a consultant. The fair value of these warrants was $351 and was expensed in 2000.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


9.       INCOME TAXES

         The Corporation did not provide any current or deferred U.S. federal or foreign income tax provision or benefit because it has experienced an operating loss since inception. The Corporation is not liable for any state taxes. The Corporation has provided a full valuation allowance on the deferred tax asset, consisting primarily of a net operating loss, because of uncertainty regarding its realizability.

         At December 31, 2000, the Corporation had a net operating loss of approximately $2,480,132 for U.S. federal purposes. Utilization of the net operating loss, which begins to expire at various times starting in 2007, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

10.      UNEARNED REVENUE

         The Corporation received a $500,000 advance payment from BSN for technical consulting services to be provided by the Corporation to BSN over a 12 month period, commencing in May 2000 (see Note 1). As a result of the acquisition (see Note 3), the remaining unearned revenue of $291,667 is eliminated on consolidation.

11.      COMMITMENTS

         BSN has entered into an investment commitment for capital contributions to the joint venture with Chengdu Huaya, located in the PRC. Future maximum capital contributions are $5,500,000. To date, $1,365,590 has been contributed to this joint venture. The remaining $4,134,410 is required to be spent over the life of the joint venture, funded from the cash flow of the joint venture.

         BSN has also entered into an investment commitment for capital contributions to the joint venture with Deyang Guangshi, located in the PRC. Future maximum contributions are $4,500,000. No funds have been contributed to this joint venture at December 31, 2000. The funding is required to be spent over the life of the joint venture, funded from the cash flow of the joint venture.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


11.      COMMITMENTS (CONTINUED)

         On July 25, 2000, the Corporation entered into an agency agreement for financial advisory services. The Corporation paid a commencement fee of $200,000. As compensation for the services, the Corporation will pay monthly advances of $5,000 for 12 months and a success fee, payable at the conclusion of any transaction. A success fee would be payable in respect of any a) acquisition of another company or assets, b) sale of the Corporation or significant asset to a third party, c) additional financing by way of debt, equity, vendor financing, leasing or convertible securities, d) general corporate structuring, tax planning or investor relations advisory work. The success fee would be negotiated in advance based on the nature of the transaction, risk factors, probability of success and convention in the market place for like services for similar sized companies.

         Net rent expense incurred under operating leases was $12,561 for the period ended December 31, 2000.

         Minimum lease payments under the Corporation's facility lease are as follows for the years ending December 31:

                                               ---------------
                                                     $
                                               ---------------

                                2001                32,081
                                2002                32,081
                                2003                32,081
                                2004                32,081
                                2005                13,367

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


12.      FINANCIAL INSTRUMENTS

         Revenue from current and future operations in the PRC are denominated in Chinese Renminbi ("RMB") and many of the Corporation's expenses are denominated in U.S. dollars. The official exchange rate for the conversion of RMB to U.S. dollars has been stable, with the RMB increasing slightly in recent years. The Corporation does not expect to use any foreign exchange hedges or derivative instruments in the near future. The Corporation is exploring credit financing opportunities but does not currently require any interest rate risk management, hedging or derivative instruments.

         Financial instruments which potentially subject the Corporation to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are held primarily with two financial institutions and consist primarily of commercial paper and cash in bank accounts.

         The carrying amounts for cash and cash equivalents, interest and Goods and Services Tax receivable, accounts payable, accrued liabilities, and the promissory note are a reasonable estimate of their fair values.

13.      SEGMENTED INFORMATION

         The Corporation operates in one reportable segment: provider of high capacity, high speed Internet, and data services in major urban markets throughout the PRC. The business focus of the Corporation involves investments in the joint ventures to provide these activities. As such, these Internet activities are operated through the joint ventures and are entirely in the PRC. It is not expected that commercial operations will be carried on in any other country. The Corporation's administrative and corporate activities are carried on in the United States and Canada.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


14.      SUBSEQUENT EVENTS

            a) On February 2, 2001, the Corporation issued 550,000 stock options under the 2000 Stock Option Plan (see Note 7). The options were fully vested upon grant at an exercise price of $7.50 and expire in three years. The fair value of the options relating to employee and non-employee grants was $178,309 and $802,390, respectively.

            b) On February 13, 2001, the Corporation announced it had entered into an agreement with a supplier to purchase equipment and services relating to the Internet services provided by the joint ventures in the PRC. Under the terms of the agreement, the Corporation has the option of purchasing up to $250 million in equipment and services at discounted prices over the five year term.

            c) On March 8, 2001, BSN entered into a cooperative joint venture agreement with Changsa Guang Da Television Broadcast Network Ltd. ("Changsa Guang Da") to provide Internet technology service in Hunan Province, PRC. The agreement, subject to government approvals, commits Changsa Guang Da to provide exclusive access to its HFC network, facilities and frequencies to allow the joint venture to provide Internet connectivity services to cable TV subscribers of Changsa Guang Da. The contract duration is 18 years. BSN will receive 65% of the net revenue during the first five years, 50% for the next five years and 40% thereafter. Under the terms of the agreement BSN is required to invest $18 million of capital and equipment, staged over the life of the joint venture agreement.