Form 10QSB
period 2001-03-31
CHINA BROADBAND CORP
filed 2001-05-15
CIK 1075247

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   ------------------------------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the transition period from ___________________ to ______________________.

                        COMMISSION FILE NUMBER 000-28345

                              CHINA BROADBAND CORP.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                        72-13812
(Jurisdiction of incorporation)             (I.R.S. Employer Identification No.)

                             2080-440-2 AVENUE S.W.,
                                CALGARY, ALBERTA
                                 CANADA T2P 5E9
(Address of principal place of business or intended principal place of business)

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

                                Yes   X      No
                                    -----        -----

         The number of outstanding common shares, with $0.001 par value, of the registrant at March 31, 2001 was 19,474,517.

         Transitional Small Business Disclosure Format (check one):

                                Yes          No    X
                                    -----        -----

                              CHINA BROADBAND CORP.

                            INDEX TO THE FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                                                            PAGE

PART I -  FINANCIAL INFORMATION ..............................................2

     ITEM 1.    FINANCIAL STATEMENTS..........................................2

                China Broadband Corp.

                       Condensed Consolidated Balance Sheet as of
                       March 31, 2001 and December 31, 2000 ..................2

                       Condensed Consolidated Statement of Operations
                       for the Three Month Period ended March 31, 2001........3

                       Condensed Consolidated Statement of Stockholders'
                       Equity as of March 31, 2001............................4

                       Condensed Consolidated Statement of Cash Flow
                       for the Three Month Period ended March 31, 2001........6

                       Notes to the Condensed Consolidated Financial
                       Statements ............................................7


     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS .........................12

PART II - OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS ...........................................19

     ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS....................19

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES .............................19

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........19

     ITEM 5.    OTHER INFORMATION............................................19

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................20


SIGNATURES...................................................................22

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS



CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET

(EXPRESSED IN UNITED STATES DOLLARS)
---------------------------------------------------------------------------------------------------
                                                             MARCH 31, 2001
                                                              (UNAUDITED)         DECEMBER 31, 2000
                                                                    $                      $
                                                             ======================================

         ASSETS
CURRENT
   Cash and cash equivalents                                    3,865,181             4,668,128
   Interest and Goods and Services Tax receivable                  93,457                64,201
   Prepaid expenses                                                67,119               117,119
                                                               ----------           -----------
                                                                4,025,757             4,849,448

Investment in Shekou joint venture                              2,428,275             2,482,018
Investment in Chengdu joint venture                             1,836,874             1,321,884
Property and equipment, net                                       219,159               220,799
Intangible assets:
   Intellectual property (Note 5)                                 789,057               819,402
   Shekou joint venture (Note 5)                                2,294,325             2,421,788
   Chengdu joint venture (Note 5)                               4,588,650             4,843,575
   Goodwill (Note 5)                                            1,938,345             2,046,031
                                                               ----------           -----------
                                                               18,120,442            19,004,945
                                                               ==========           ===========

LIABILITIES
CURRENT
   Accounts payable and accrued liabilities                       585,851               250,840
   Promissory note (Note 5)                                     1,700,000             1,700,000
                                                               ----------           -----------
                                                                2,285,851             1,950,840
                                                               ----------           -----------

CONTINUING OPERATIONS (Note 3)
CONTINGENCIES (Note 6)
COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY
   Common stock
     $0.001 par value, shares authorized: 50,000,000;              77,936                77,936
     shares issued and outstanding: 19,474,517
   Additional paid-in capital                                  21,433,734            20,631,344
   Deferred compensation                                         (807,720)              (57,995)
   Accumulated deficit                                         (4,869,359)           (3,597,180)
                                                               ----------           -----------
                                                               15,834,591            17,054,105
                                                               ----------           -----------
                                                               18,120,442            19,004,945
                                                               ==========           ===========

See notes to condensed consolidated financial statements.


CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)



CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

(EXPRESSED IN UNITED STATES DOLLARS)
---------------------------------------------------------------------------------------
                                                                      CUMULATIVE PERIOD
                                                                        FROM DATE OF
                                                   THREE MONTHS           INCEPTION
                                                      ENDED           (FEBRUARY 9, 2000)
                                                   MARCH 31, 2001     TO MARCH 31, 2001
                                                         $                    $
                                                   ====================================

REVENUE
   Technical consulting                                     -            208,333

   GENERAL AND ADMINISTRATIVE EXPENSES              1,219,849          4,905,247
                                                   ------------------------------------
                                                   (1,219,849)        (4,696,914)

EQUITY LOSS IN BIG SKY NETWORK CANADA LTD.                  -           (181,471)

EQUITY LOSS IN SHEKOU JOINT VENTURE                   (53,743)          (256,164)

EQUITY LOSS IN CHENGDU JOINT VENTURE                  (55,010)           (98,716)

INTEREST INCOME                                        56,423            363,906
                                                   ------------------------------------
NET LOSS                                           (1,272,179)        (4,869,359)
                                                   ====================================

LOSS PER SHARE
   Basic and Diluted                                    (0.07)
                                                   ===========

SHARES USED IN COMPUTATION - BASIC AND DILUTED     19,474,517
                                                   ===========



See notes to condensed consolidated financial statements.



CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)



CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(EXPRESSED IN UNITED STATES DOLLARS)
----------------------------------------------------------------------------------------------------------------------

                                                         Additional                                          TOTAL
                                 Common                   Paid-in         Deferred       Accumulated     STOCKHOLDERS'
                                 Stock        Amount      Capital       Compensation       Deficit          EQUITY
                                 Shares          $           $               $                $                $
                               =======================================================================================

Balance,                        1,509,850     59,971              -              -                -           59,971
February 1, 2000

Issue of common stock
for the outstanding shares
of China Broadband
(BVI) Corp.                    13,500,000     13,500        696,529              -                -          710,029

Stock issued pursuant to
private placement
agreements at $0.20 per
share                             500,000        500         98,835              -                -           99,335

Stock issued pursuant to
private placement
agreements at $1.00 per
share                           1,530,000      1,530      1,518,289              -                -        1,519,819

Stock issued pursuant to
private placement
agreements at $7.50 per
share                           1,301,667      1,302      9,696,236              -                -        9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.                     1,133,000      1,133      8,496,367              -                -        8,497,500

Issuance of warrants                    -          -         44,472              -                -           44,472

Non-cash compensation                   -          -         15,235              -                -           15,235

Deferred compensation                   -          -         65,381        (65,381)               -                -

Amortization of deferred
compensation                            -          -              -          7,386                -            7,386

Net loss                                -          -              -              -       (3,597,180)      (3,597,180)
                               ---------------------------------------------------------------------------------------

Balance,
December  31, 2000             19,474,517     77,936     20,631,344        (57,995)      (3,597,180)      17,054,105
                               =======================================================================================

Deferred compensation                   -          -        802,390       (802,390)               -                -

Amortization of deferred
compensation                            -          -              -         52,665                -           52,665

Net loss                                -          -              -              -       (1,272,179)      (1,272,179)
                               ---------------------------------------------------------------------------------------

Balance,
March 31, 2001 (unaudited)     19,474,517     77,936     21,433,734       (807,720)      (4,869,359)      15,834,591
                               =======================================================================================


See notes to condensed consolidated financial statements.



CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(EXPRESSED IN UNITED STATES DOLLARS)
-------------------------------------------------------------------------------------------------------------------
                                                                                                 CUMULATIVE PERIOD
                                                                                                 FROM DATE OF
                                                                                                 INCEPTION
                                                                         THREE MONTHS ENDED      (FEBRUARY 9, 2000)
                                                                          MARCH 31, 2001         TO MARCH 31, 2001
                                                                                $                        $
                                                                         ==========================================

CASH FLOWS RELATED TO THE
   FOLLOWING ACTIVITIES:

OPERATING
   Net loss                                                                   (1,272,179)             (4,869,359)
   Adjustments for:
     Amortization                                                                533,679               1,112,692
     Equity loss in Big Sky Network Canada Ltd.                                        -                 181,471
     Equity loss in Shekou joint venture                                          53,743                 256,164
     Equity loss in Chengdu joint venture                                         55,010                  98,716
     Non-cash stock compensation                                                  52,665                 119,758
                                                                              ----------             -----------
                                                                                (577,082)             (3,100,558)
   Changes in operating assets and liabilities
     Interest and Goods and Services Tax receivable                              (29,256)                (93,457)
     Prepaid expenses                                                             50,000                 (67,119)
     Accounts payable                                                            335,011                 (67,947)
                                                                              ----------             -----------
                                                                                (221,327)             (3,329,081)
                                                                              ----------             -----------
FINANCING
   Issue of common stock for cash (net of issuance costs)                              -              11,816,692
                                                                              ----------             -----------

INVESTING
   Purchases of property and equipment                                           (11,620)               (291,012)
   Acquisition of Big Sky Network Canada Ltd. (net of cash acquired)                   -              (2,395,828)
   Investment in Chengdu joint venture                                          (570,000)             (1,935,590)
                                                                              ----------             -----------
                                                                                (581,620)             (4,622,430)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                (802,947)              3,865,181
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                               4,668,128                       -


CASH AND CASH EQUIVALENTS, END OF PERIOD                                       3,865,181               3,865,181
                                                                              ==========             ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for income taxes                                                          -                       -
                                                                              ==========             ===========
   Cash paid for interest                                                              -                       -
                                                                              ==========             ===========


           See notes to condensed consolidated financial statements.



CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of China Broadband Corp. (the "Corporation") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's 2000 "Annual Financial Report to Shareholders" attached as an appendix to the Proxy Statement for the 2000 Annual Meeting of Shareholders.

     2.  INCORPORATION AND BACKGROUND

         The Corporation was incorporated in Nevada in February 1993 under the name "Institute for Counselling, Inc." On April 27, 2000, Institute for Counselling, Inc. changed its name to China Broadband Corp. The Corporation is a development stage enterprise and is seeking to become a leading facilities based enabler of high capacity, high-speed Internet and data services in major urban markets throughout The People's Republic of China (the "PRC").

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

         The recapitalization of CBB - BVI was affected through the issuance of stock by CBB - BVI in exchange for the acquisition of the tangible net assets of the Corporation at fair value, which approximates the Corporation's net assets historical costs. As a result, the consolidated financial statements are deemed to be a continuation of CBB - BVI's historical financial statements.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


         3.   CONTINUING OPERATIONS

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

              The success of the Corporation will depend on the acceptance of broadband Internet services, which remains unproven in the PRC. The Corporation's joint ventures may not be able to attract and retain subscribers, or they may face intense competition, which could have an adverse effect on the Corporation's business, financial condition and results of operations. The Corporation's Shekou Joint Venture's ("Shekou JV") services were launched on June 30, 2000. The Corporation's Chengdu Joint Venture's ("Chengdu JV") services were launched on October 26, 2000 and as of March 31, 2001 it had connected a small number of subscribers. The Shekou JV and Chengdu JV are currently expanding their subscriber base in the Shekou Industrial Zone and Chengdu. Services in Deyang are expected to commence when the Ministry of Information Industries' approval is received.

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

              Substantially all of the Corporation's revenues and operating expenses will be denominated in Chinese Renminbi, which is currently freely convertible, however, there can be no assurance that this will continue or that the ability to purchase or retain foreign currencies will continue in the future.

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

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


     3.  CONTINUING OPERATIONS (CONTINUED)

         Management anticipates that the Corporation currently has sufficient working capital to fund the Corporation's plan of operation through the quarter ended September 30, 2001. The Corporation's costs to fund its plan of operation for the fiscal year ending December 31, 2001 is expected to increase (primarily for salaries, travel, office and other similar expenses). The working capital is intended to fund the business operations of Big Sky Network Canada Ltd. ("BSN"), including funding the capital requirements of new and existing joint ventures, funding additional technical, management and marketing/sales personnel and funding comprehensive joint venture marketing and promotional programs to increase market awareness and subscription sales. Management believes that additional funding will be required before September 30, 2001 to fund the implementation of BSN's business of entering into joint ventures.

         The consolidated operations of the Corporation requires cash of $150,000 to $200,000 per month to operate in the PRC and in Canada. The operating cash break even point for the facilities in Shekou and Chengdu is estimated by the Corporation to be the equivalent of 3,000 to 4,000 subscribers at present pricing structures. The Corporation is in discussions with various equipment suppliers for vendor financing or lease packages for capital equipment. However, failing any new debt or equity financing, the Corporation could continue the Shekou and Chengdu joint ventures as they are and inaugurate one additional joint venture with existing capital and modest growth in the subscriber base. Other low cost value added services may be added to the revenue mix with minimal capital requirements, primarily by outsourcing to a variety of potential partners seeking access to the Chinese market.


4.       ACCOUNTING POLICIES

         PER SHARE INFORMATION

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

         NEW ACCOUNTING PRONOUNCEMENTS

           In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and 138, established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value for fiscal quarters of fiscal years beginning after June 15, 2000. There was no impact on the Corporation's consolidated financial position, results of operations or cash flows as a result of adopting these statements.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


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

     5.  ACQUISITION OF BIG SKY NETWORK CANADA LTD.

         On September 29, 2000, the Corporation closed a common stock purchase agreement to buy 50,000 common shares of BSN, increasing its ownership to 100% of BSN. The acquisition was accounted for as a purchase. The purchase price was US $12.7 million, consisting of $2.5 million cash, a $1.7 million promissory note and 1,133,000 common shares of the Corporation valued at the fair market value of the common shares of $8,497,500. The purchase price has been allocated as follows:

                                                   -----------------
                                                          $
                                                   -----------------

        Assets acquired, excluding cash
          Net working capital deficiency                (742,327)
          Investment in Shekou joint venture           2,684,438
          Intellectual property                          849,750
          Chengdu joint venture                        5,098,500
          Shekou joint venture                         2,549,250
          Goodwill                                     2,153,717
                                                   -----------------
                                                   -----------------
                                                      12,593,328

        Cash acquired                                    104,172
                                                   -----------------
                                                   -----------------

        Net assets acquired                           12,697,500
                                                   =================


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

CHINABROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


     6.  CONTINGENCIES

         On March 29, 2001, The Orbiter Fund Ltd., The Viator Fund Ltd., Lancer Offshore Inc. and Lancer Partners Limited Partnership (collectively, the "Plaintiffs") filed an action in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0101-07232), naming Matthew Heysel, CEO, and China Broadband Corp. as defendants. The action alleges that Mr. Heysel made certain misrepresentations to the Plaintiffs in connection with the Plaintiffs' purchase of 500,000 shares of the Corporation's common stock at $1.00 per share and 866,667 shares of China Broadband Corp.'s common stock at $7.50 per share. The Plaintiffs are seeking, among other things, damages in the amount of $7,000,000, an accounting of profits and a preservation order preserving the funds obtained from the Plaintiffs.

         The Corporation believes the claims are without merit and intends to vigorously defend against the claims.

     7.  COMMITMENTS

            a) On February 13, 2001, the Corporation announced that it had entered into an agreement with a supplier to purchase equipment and services relating to the Internet services provided by the joint ventures in the PRC. Under the terms of the agreement, the Corporation has the option of purchasing up to $250 million in equipment and services at discounted prices over the five year term.

            b) On March 8, 2001, BSN entered into a cooperative joint venture agreement with Changsa Guang Da Television Broadcast Network Ltd. ("Changsa Guang Da") to provide Internet technology service in Hunan Province, PRC. The agreement, subject to government approvals, commits Changsa Guang Da to provide exclusive access to its HFC network, facilities and frequencies to allow the joint venture to provide Internet connectivity services to cable TV subscribers of Changsa Guang Da. The contract duration is 18 years. BSN will receive 65% of the net revenue during the first five years, 50% for the next five years and 40% thereafter. Under the terms of the agreement BSN is required to invest $18 million of capital and equipment, staged over the life of the joint venture agreement.

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS

FORWARD-LOOKING STATEMENTS

         Included in this report are various forward-looking statements, which can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe" or other similar words. We have made forward-looking statements with respect to the following, among others: our goals and strategies; our expectations related to growth of the Internet in China and the performance of our joint ventures; our joint venture partners' ability to obtain licenses and permits to operate as Internet service providers in China; our ability to earn sufficient revenues from our joint ventures; the importance and expected growth of Internet technology and the demand for Internet services in China; our ability to continue as a going concern; and our future revenue performance and our future results of operations. These statements are forward-looking and reflect our current expectations. They are subject to a number of risks and uncertainties, including but not limited to, changes in the economic and political environments in China, changes in technology, changes in the Internet marketplace in China, competitive factors and other risks described in our annual report on Form 10-KSB filed with the United States Securities and Exchange Commission. In light of the many risks and uncertainties surrounding China Broadband, China and the Internet marketplace, you should keep in mind that we cannot guarantee that the forward-looking statements described in this report will transpire and you should not place undue reliance on forward looking statements.

SUMMARY FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:

--------------------------------------------------------------------------------
                                             THREE MONTH        CUMULATIVE
                                             PERIOD ENDED       PERIOD FROM
                                             MARCH 31, 2001     INCEPTION
                                                                FEBRUARY 1, 2000
                                                                THROUGH
                                                                MARCH 31, 2001
--------------------------------------------------------------------------------
Net sales..........................          $         0           $  208,333
--------------------------------------------------------------------------------
Loss from operations...............          $ 1,219,849           $4,696,914
--------------------------------------------------------------------------------
Net loss...........................          $ 1,272,179           $4,869,359
--------------------------------------------------------------------------------
Basic loss per common share .......               $(0.07)
--------------------------------------------------------------------------------
Basic weighted average common shares          19,474,517
outstanding .......................
--------------------------------------------------------------------------------

AS OF MARCH 31, 2001:

--------------------------------------------------------
Cash and cash equivalents..........           $3,865,181
--------------------------------------------------------
Working capital....................           $1,739,906
--------------------------------------------------------
Total assets.......................         $ 18,120,442
--------------------------------------------------------
Long-term obligations..............                    -
--------------------------------------------------------
Total stockholders' equity.........         $ 15,834,591
--------------------------------------------------------

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

OVERVIEW

         We, China Broadband Corp., are a development stage company, which means we are in the process of developing our business. We have incurred losses since our inception, and as of March 31, 2001, we had an accumulated deficit of $4,869,359. We anticipate that we will continue to incur losses in the foreseeable future. Our auditors have expressed considerable doubt that we will be able to continue as an ongoing business. Our consolidated financial statements have been prepared on a going concern basis. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

         We, through, Big Sky Network Canada Ltd., a wholly-owned subsidiary incorporated on May 20, 1999 as a British Virgin Islands corporation, enter into Chinese government-approved cooperative joint venture relationships with Chinese partners. Our Chinese partners must be licensed to own and operate high speed broadband networks and to provide Internet access services to their customers for a fee. Our joint ventures provide, install and maintain the equipment that such customers require, and charge a separate fee for such equipment and services.

         Our Chinese partner is responsible for obtaining the necessary Chinese permits, approvals and licenses. From previous experience, the process of obtaining required permits, approvals and licenses takes approximately three to six months. We are not obliged to invest any capital in any particular joint venture until our Chinese partner has secured the following:

     o Approval from the applicable Department of Foreign Trade and Economic Cooperation approving the establishment of the joint venture;

     o Business License from the State Administration of Industry and Commerce confirming the establishment of the joint venture; and

     o Permit from the applicable Posts and Telecommunications Administration Bureau or other delegate of the Ministry of Information Industries authorizing our Chinese partner to engage in the business of providing connections to international computer information networks.

As of March 31, 2001, we have formed the following joint ventures:

     - SHEKOU JOINT VENTURE: Shenzhen China Merchants Big Sky Network Ltd., a joint venture with China Merchants Shekou Industrial Zone Ltd., based in Shekou, Shenzhen, Guangdong Province;

     - CHENGDU JOINT VENTURE: Sichuan Huayu Big Sky Networks Ltd., a joint venture with Chengdu Huayu Information Industry Co. Ltd., based in Chengdu, Sichuan Province.

         We have also reached agreement to establish a third joint venture, which is in the process of obtaining Chinese government approval:

     - DEYANG JOINT VENTURE: Deyang Guangshi Big Sky Ltd., a joint venture with Deyang Guangshi Network Development Ltd., based in Deyang, Sichuan Province.

         The Shekou Joint Venture's services were launched on June 30, 2000. The Chengdu Joint Venture's services were launched on October 26, 2001. We are currently concentrating efforts to assist the Shekou Joint Venture and Chengdu Joint Venture in expanding the joint ventures' subscriber base. Service in Deyang is expected to commence when Chinese regulatory approval is received, which is anticipated to occur in the second quarter of 2001, and once equipment and software is installed.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our History

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

         On September 29, 2000, we acquired the remaining 50% interest (50,000 shares) in Big Sky Network, our operating subsidiary, from SoftNet Systems, Inc., bringing our ownership to 100%. As consideration for the 50,000 shares of Big Sky Network Canada Ltd., we paid SoftNet Systems, Inc. $12.7 million as follows:

     o        $2,500,000 in cash,

     o        a promissory note in the principal amount of $1,700,000,

     o        forgiveness of debt if any, and

     o issued 1,133,000 shares of our common stock at the fair market value of $8,497,500.

         The promissory note requires the principal and interest of 8% per annum to be paid in full on September 30, 2001. We did not record any debt obligation of SoftNet Systems, Inc., consequently, there was no debt foregiveness in connection with the transaction. As a result of our purchase of SoftNet's interest in Big Sky Network, we had additional non-cash expenses related to the inclusion of the equity share of losses in our Chinese joint ventures and depreciation and amortization of capital and intangible assets in our financial statements.

         We had no business activities prior to February 1, 2000. During the last half of 2000, we launched our commercial operations in China and our Skekou Joint Venture received its first subscriber revenues as the operating facilities transitioned from start-up to operation. In Chengdu, we launched our first major metropolitan operation in October, 2000. During the fourth quarter 2000, we entered into a Joint Venture Contract with Deyang Guangshi Development Ltd. to form a joint venture based in Deyang, Sichuan Province. Our Deyang joint venture partner is in the process of seeking regulatory approvals.

         Our success will depend on the acceptance of broadband Internet services in China, which remains unproven. Our joint ventures may not be able to attract and retain subscribers, or they may face intense competition, which could have an adverse effect on our business, financial condition and results of operations.

RESULTS OF OPERATIONS

         The following management's discussion relates to the three month fiscal period ended March 31, 2001. We began operations on February 1, 2000 (date of inception) and had no significant activities from February 1, 2000 through March 31, 2000. Management believes that a comparative period discussion of the three month period ended March 31, 2001 to the period from inception to March 31, 2000, would not be meaningful.

THREE MONTH PERIOD ENDED MARCH 31, 2001.

         REVENUES. During the three month period ended March 31, 2001, we earned no revenues from sales. We earned interest income of $56,423 from cash and short-term deposits.

         During the three months ended March 31, 2001, the Shekou Joint Venture received revenues from subscribers of approximately $110,000. During the three month period ended March 31, 2001, the Shekou Joint Venture connected approximately 670 subscribers, and as a result, the Shekou Joint Venture had approximately 1,884 subscribers with Internet connection. The Shekou Joint Venture has 3,300 subscribers waiting to be connected as of March 31, 2001. We anticipate that the Shekou Joint Venture will connect approximately 2,000 additional subscribers during the quarter ended June 30, 2001.

         The Chengdu Joint Venture began commercial operations near the end of 2000, and as of March 31, 2001, had approximately 11 subscribers with Internet connection. The Chengdu Joint Venture does not currently have any additional subscribers awaiting connection. The Chengdu Joint Venture did not generate any material revenues during the quarter ended March 31, 2001.

         Our joint ventures generate revenues through charging an access fee to the subscriber for use of the equipment that enables their access to the Internet through their cable television system. Under the terms of the existing Joint Venture Contracts, the net profits will be distributed to each of the joint venture parties each year after the joint venture has paid applicable taxes and set aside the reserve, expansion and staff welfare and bonus funds mandated by the joint venture contract and Chinese law. These dividends and distributions are paid to Big Sky Network. These payments may be exchanged into US currency and repatriated under Chinese law and with the Department of Foreign Trade and Economic Cooperation approval. The payment of dividends and distributions from our joint ventures are subject to restrictions under Chinese law. Our operations in China are also subject to significant legal and operational uncertainties, such as the potential application of regulations that prohibit foreign investment in the telecommunications industry in China or that restrict the remittance of foreign exchange outside of China and the uneven quality and reliability of telecommunications networks in China.

       EXPENSES: During the three month period ended March 31, 2001, we incurred general operating expenses of $1,219,849. These expenses included the following:


            Calgary office                       $  154,899
            Beijing office                          240,000
            Professional services                   148,879
            Investor relations                       19,613
            Amortization                            533,681
            Non-cash stock compensation              52,665
            Miscellaneous                            70,112
                                                 ----------
                                                 $1,219,849

         Calgary office expenses consist primarily of costs associated with maintaining our principal business office in North America. These expenses including hiring costs, consulting expenses related to 1 administrative and 5 management consultants in Canada, rent expense, insurance expenses and general office expenses. Calgary office expenses are anticipated to remain stable during the balance of 2001.

         Beijing office expenses consist primarily of costs associated with maintaining our business operations office in China. These expenses including hiring costs, accommodations for contract personnel on short-term assignments, consulting expenses related to 5 non-joint venture management consultants in China, other consulting fees, rent expense related to our office in Beijing, travel expenses, insurance expenses and general and other operating costs not related to the joint ventures. Beijing office expenses are anticipated to increase during 2001 as we concentrate efforts on assisting our joint ventures in expanding their subscriber base in Shekou and Chengdu and as our Deyang Joint Venture commences operation once Chinese regulatory approval is received, which is anticipated in the second quarter of 2001.

         Professional services consist of expenses for professional fees in the amount of $94,365 associated with our year-end accounting and audit review and legal fees in the amount of $22,518 for services related to our Securities and Exchange Commission filings, legal research related to our business and the preparation of joint venture related legal documents. In addition, we paid consulting fees in the amount of $31,996 for consulting services related to corporate governance. We anticipate that professional fees related to accounting and review will remain stable for the remainder of 2001; however, we expect our legal expenses to increase as we defend a legal action filed against us. See "Legal Proceedings".

         Investor relations expenses are related to public relations and investor relations activities. During the quarter ended March 31, 2001, we entered into an investor relations arrangement with Armour Capital, under which we agreed to pay a fee of $10,000 per month for investor relations services beginning September 2000. During the three month period ended March 31, 2001, we paid Canaccord Capital $15,000 under an investor relations arrangement, which expired on March 31, 2001.

         Amortization and depreciation expenses resulted primarily from the acquisition of 50% of Big Sky Network. Non-cash stock compensation related to 550,000 options issued on February 2, 2001 and $10,896 related to the amortization of Warrants issued in 2000. Miscellaneous expenses include web site maintenance, office supplies and professional development expenses.

         Overall, we anticipate that expenses will increase during 2001 for the following reasons:

     o We intend to continue to negotiate and finalize letters of intent and definitive agreements to form joint ventures;

     o We intend to support our joint ventures' efforts as they begin extensive marketing and promotional campaigns to build subscription bases in Shekou and Chengdu;

     o We will incur expenses related to the launch of joint venture services in Deyang and other potential areas;

     o   We will incur costs associated with finance raising activities;

     o We will incur costs related to hiring additional personnel/consultants to provide management, technical and support services to our growing organization; and

     o We will incur other costs related to implementing our business plan and financing our joint venture obligations.

         LOSSES. During the three-month period ended March 31, 2001, we incurred a loss from our operations of $1,219,849 and an equity loss of $108,753 related to Big Sky Network's ongoing operating expenses. Our loss for the three-month period ended March 31, 2001, after interest income of $56,423, was $1,272,179. We anticipate that we will continue to incur losses for the foreseeable future until our joint ventures are able to generate profits.

         Since we are in the development stage, all losses accumulated since inception have been considered as part of our development stage activities.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, we had cash and cash equivalents of $3,865,181 and working capital, including cash and cash equivalents, of $1,739,906. Since inception, we have financed operations primarily through sales of equity securities and have raised a total of $11,316,692, net of share issuance costs of $75,811. On a consolidated basis, our current operating cash expenditures are expected to be approximately $150,000 to $200,000 per month through March 31, 2002. Our future capital requirements may increase based on a number of factors, including:

     o   rate of expansion of existing joint ventures,

     o   rate of signing new joint ventures,

     o   capital equipment requirements for new joint ventures,

     o   the level of marketing required to expand our service offerings,

     o our joint venture partners' ability to lease additional bandwidth as our subscriber base expands, and

     o   price competition in our markets.

         Our auditors have expressed considerable doubt that we will be able to continue as an ongoing business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

         We anticipate that we will be required to raise an additional $2 to $5 million to fund our current plan of operation through March 31, 2002. See "Plan of Operation." In addition, on March 8, 2001, Big Sky Network Canada Ltd. entered into a preliminary agreement to form a joint venture with Changsa Guang Da Television Broadcast Network Ltd. to provide Internet technology service in Hunan Province. The term of the contract is 18 years, and Big Sky Network will receive 65% of the net revenue during the first five years, 50% for the next five years and 40% thereafter. Under the terms of the agreement, we have committed to invest $18 million of capital and equipment, staged over the life of the joint venture agreement. Our initial investment during 2001 is anticipated to be $1 million, with subsequent investments in amounts to be determined through our negotiations of the definitive joint venture agreements with our Chinese joint venture partner.We cannot assure you that the joint venture will receive government regulatory approval or that sufficient financing will be available to meet our investment commitment.

         On March 29, 2001, a legal action was filed against us and our Chief Executive Officer by certain investors, seeking among other things, damages in the amount of $7,000,000, an accounting of profits and a order which may prohibit us from expending funds to fund our business. See "Legal Proceedings." Although we believe the claim is without merit and will vigorously defend ourselves against the claims, we cannot assure you that the court will not grant the plaintiffs interim relief, which could affect our ability to fund our plan of operation. The lawsuit may adversely affect our ability to obtain additional financing.

         Our principal source of capital has been equity financing from investors and our founders. We are exploring opportunities for equity financing, vendor financing, bank credit facilities and export credit agency arrangements. Meeting our future financing requirements is expected to be dependent on access to equity capital markets. We may not be able to raise additional equity when required or on favorable terms that are not dilutive to existing shareholders.

         The growth of our business in China will require capital investments in China for the foreseeable future. The joint ventures have generated nominal revenues to date and any future profits will likely be re-invested in additional joint ventures. At a future date when surplus earnings in the joint ventures occurs, there can be no assurance that the joint ventures will be able to pay dividends from China due to restrictions under Chinese law. We estimate that the operating cash break even point for the facilities in Shekou will require the equivalent of 3,000 subscribers at present pricing structures. The Chengdu Joint Venture efforts to obtain paying subscribers has been slower than anticipated, and we estimate that operating cash break even point for the facilities in Chengdu will require the equivalent of 4,000 subscribers at present pricing structures. We cannot assure you that our joint ventures will attract a sufficient number of subscribers to become commercially profitable or that our projections will not change as a result of changes in the economy or other conditions.

         During the three-month period ended March 31, 2001, we completed the following transactions:

     o On February 2, 2001, we issued an additional 550,000 stock options under the 2000 Stock Option Plan. The Options were granted at an exercise price of $7.50, fully vested, for a term of three years.

     o On February 13, 2001, we announced that we had entered into an agree-ment with Nortel Networks to purchase equipment and services relating to the Internet services provided by the joint ventures in China. Under the terms of the agreement, we have the option of purchasing up to $250 million in equipment and services at discounted prices over a five year term.

         We are in discussions with prospective investors for an additional cash equity investments and equipment suppliers for vendor financing or leasing opportunities. We cannot give any assurance that any additional financing can be finalized in the near future.

OUTLOOK

         We have demonstrated that cable television based Internet service can be operational in China with investment of capital, equipment and technical skills. We believe that the business climate in China is open to greater use of the Internet by individuals, schools and businesses. We estimate that our operational facilities in Shekou and Chengdu can be self-sustaining with a subscriber base of approximately 3,000 and 4,000 users, respectively. Based on our previous experience, we believe our third operational site in Deyang will receive Chinese government approvals in the second quarter of 2001. Our fourth potential joint venture, Changsa Guang Da, based on our experience, is expected to receive Chinese government approvals in the third quarter of 2001. Our marketing efforts in China have resulted in increased opportunities to expand our services in other key cities, and to develop a significant presence through exclusive arrangements in provincial capital cities and other strategic locations in China.

         We estimate that it requires approximately $1 million of capital, equipment and technical services to commence commercial Internet service in a new joint venture. Our current capital resources are limited. There can be no assurance that we will have sufficient financial, technical and human resources to undertake new joint ventures or maintain the joint ventures currently in service.

PLAN OF OPERATION

         As of March 31, 2001, our management anticipates that we currently have sufficient working capital to fund our plan of operation through the third quarter of 2001.

ESTIMATED CAPITAL REQUIREMENTS

         To fund our operations for the twelve months ending March 31, 2002, management estimates the Company will require additional capital of approximately $2 million to $5 million. Our current capital and any additional funds raised are intended to fund the business operations of Big Sky Network, including the following:


--------------------------------------------------------------------------------
                                                           ESTIMATED FINANCIAL
                         DESCRIPTION                       REQUIREMENTS FOR THE
                                                           TWELVE MONTH PERIOD
                                                           ENDING MARCH 31, 2002
--------------------------------------------------------------------------------
Shekou Joint Venture - Capital Contributions                           $0
--------------------------------------------------------------------------------
Chengdu Joint Venture - Capital Contributions(1)                  500,000(2)
--------------------------------------------------------------------------------
Deyang Joint Venture - Capital Contributions(1)                 1,000,000(3)
--------------------------------------------------------------------------------
Changsa Guang Da Joint Venture - Capital Contributions(1)       1,000,000(4)
--------------------------------------------------------------------------------
New Joint Venture - Capital Contributions(1)                      500,000
--------------------------------------------------------------------------------
Technical Consulting Expenditures                                 100,000
--------------------------------------------------------------------------------
Management Consulting Expenditures                                500,000
--------------------------------------------------------------------------------
Sales and Marketing Expenses                                      600,000
--------------------------------------------------------------------------------
Legal and Professional Expenses                                   200,000
--------------------------------------------------------------------------------
General Administrative Expenses                                   700,000
--------------------------------------------------------------------------------
Capital Raising Expenditures                                      100,000
--------------------------------------------------------------------------------
Overhead Expenses                                                 100,000
--------------------------------------------------------------------------------
Miscellaneous                                                     100,000
--------------------------------------------------------------------------------
SoftNet Promissory Note Payment                                 1,700,000
--------------------------------------------------------------------------------
TOTAL                                                          $7,100,000
--------------------------------------------------------------------------------

1) These estimates represent capital investments only and do not represent contributions of equipment or technical services. We intend to have these items underwritten by an expected vendor financing.

2) Under the terms of the Chendgu joint venture agreement, of the total investment of $5,500,000 required over the term of the agreement, we had to provide $500,000 within 30 days of the joint venture partner obtaining all approvals and permits.

3) Under the terms of the Deyang joint venture agreement, of the total investment of $4,500,000 required over the term of the agreement, we must provide $1,000,000 within 15 days of the joint venture partner obtaining all approvals and permits.

4) The payment terms of our obligation of investing $18,000,000 is to be determined through our negotiations of the definitive joint venture agreement with our Chinese joint venture partner.

         The amount and timing of expenditures during the twelve months ending March 31, 2002 will depend on the success of any contracts we secure, and there is no assurance the Company will receive significant revenues or operate profitably. We anticipate that our current working capital is sufficient to satisfy our cash requirements through approximately the third quarter of 2001, thereafter we will require additional financing to continue as a going concern. Current cash resources are not anticipated to be sufficient to fund the next phase of our development and management intends to seek additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve our objective, or result in commercial success.

         We anticipate that we will continue to make capital and equipment contributions to our joint ventures. We have entered into an agreement with Nortel Networks to purchase up to $250 million of equipment, software and services at special pricing for our joint ventures. We cannot assure you that we will be able to obtain sufficient capital to satisfy all of our obligations under our joint venture agreements or that any of our joint ventures will be commercially successful.

         We anticipate that we will hire additional technical, administrative and sales and marketing personnel during the twelve months ending March 31, 2002, although we have no current plans to do so. We also anticipate that our joint ventures will hire technical, administrative and sales and marketing personnel during 2001 to support their operations and to launch their services. We estimate that each joint venture will hire between 8 and 15 employees during 2001, subject to the joint venture's needs and the development stage of their business.

         We do not engage in research and development activities.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         On April 18, 2001, we were served with a Statement of Claim which had been filed on March 29, 2001, in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0101-07232), naming China Broadband Corp. and Matthew Heysel as defendants. The Orbiter Fund Ltd., The Viator Fund Ltd., Lancer Offshore Inc. and Lancer Partners Limited Partnership (collectively, the "Plaintiffs") allege that Mr. Heysel made certain misrepresentations to the Plaintiffs in connection with the Plaintiffs' purchase of 500,000 shares of China Broadband Corp.'s common stock at $1.00 per share and 866,667 shares of China Broadband Corp.'s common stock at $7.50 per share. The Plaintiffs are seeking, among other things, damages in the amount of $7,000,000, an accounting of profits and a preservation order preserving the funds obtained from the Plaintiffs.

         We believe the claim against ourselves and Mr. Heysel is without merit and we intend to vigorously defend ourselves against the claim and will seek an expeditious dismissal of the claim.

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

                           Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits.


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

             3.4 (1)      By-Laws of the Company, dated November 9, 1993

             10.1(2)      Purchase Agreement for the Acquisition of China Broad-
                           band (BVI) Corp. among Institute For Counseling, Inc. and China Broadband (BVI) Corp.

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

             10.15 (5)    Consulting Agreement Daming Yang

             10.16 (5)    Consulting Agreement and Precise Details Inc. for the
                           services of Thomas Milne

             10.17 (8)    Agreement to the Establishment of Cooperation Joint
                           Venture between Big Sky Network Canada Ltd. and Zhuhai Cable Television Station, dated May 27, 1999

             10.18 (8)    Letter of Intent, dated March 1, 2000, between Big Sky
                           Network Canada Ltd. and Dalian Metropolitan Area Network Center

             10.19 (8)    Letter of Intent, dated November 8, 2000, between Big
                           Sky Network Canada Ltd. and Hunan Provincial
                           Television and Broadcast Media Co. Ltd.

             10.20 (8)    Preliminary Agreement to Form a Contractual Joint
                           Venture, dated March 8, 2001 between Big Sky Network Canada Ltd. and Changsa Guang Da Television

             10.21 (6)    Purchase and License Agreement, dated September 28,
                           2000, between China Broadband Corp. and Nortel Networks Limited

             10.22 (6)    Amendment, dated January 1, 2001, to the Purchase and
                           License Agreement between China Broadband Corp. and Nortel Networks Limited

             10.23 (8)    Consulting Agreement, dated December 22, 2000, between
                           China Broadband Corp and Barry L. Mackie

             10.24 (8)    Consulting Agreement, dated October 1, 2000, between
                           China Broadband Corp and Richard Lam

             10.25 (8)    Consulting Agreement, dated October 1, 2000, between
                           China Broadband Corp and Ping Chang Yung

             10.26 (8)    Consulting Agreement, dated October 1, 2000, between
                           China Broadband Corp and YungPC AP

             10.27 (7)    Common Stock Purchase Agreement dated September 29,
                           2000, among SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd.

             10.28 (7)    Termination Agreement dated September 29, 2000, among
                           SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd. and Matthew Heysel, for himself and as attorney-in-fact for Daming Yang, Kai Yang, Wei Yang, Jeff Xue, Donghe Xue, Lu Wang, Wallace Nesbitt and Western Capital Corp.

             10.29 (7)    Termination Agreement dated September 29, 2000, among
                           SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang

             16.1 (9)     Change in Auditor Letter of Amisano Hanson

             16.2 (10)    Change in Auditor Letter of Arthur Anderson LLP

             21.1 (5)     List of subsidiaries of registrant

(1)  Previously filed on Form 10-SB on December 2, 1999.
(2)  Previously filed on Form 8-K filed on April 28, 2000.
(3)  Previously filed on Form 10-KSB on July 11, 2000.
(4)  Previously filed on Form 8-K filed on September 29, 2000.
(5)  Previously filed on Form S-1 filed on December 6, 2000.
(6) Excluding schedules and exhibits, which the Registrant will provide to the staff of the United States Securities and Exchange Commission upon written request.
(7)  Previously filed on Form 8-K/A on December 12, 2000.
(8)  Previously filed on Form 10-KSB on March 28, 2001.
(9)  Previously filed on Form 8K on August 25, 2000.
(10) Previously filed on Form 8K on September 26, 2000.


         b) Reports on Form 8-K.

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CHINA BROADBAND CORP.



Date:  May 14, 2001           By:      /s/ MATTHEW HEYSEL
                                       ------------------
                                       Name:    Matthew Heysel
                                       Title:   Chief Executive Officer
                                                (Principal Executive Officer)


Date:  May 14, 2001           By:      /s/ THOMAS MILNE
                                       ----------------
                                       Name:    Thomas Milne
                                                Title:  Chief Financial Officer
                                                        (Principal Accounting
                                                        Officer)

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

10.15 (5)    Consulting Agreement Daming Yang

10.16 (5)    Consulting Agreement and Precise Details Inc. for the services of
              Thomas Milne

10.17 (8)    Agreement to the Establishment of Cooperation Joint Venture between
              Big Sky Network Canada Ltd. and Zhuhai Cable Television Station, dated May 27, 1999

10.18 (8)    Letter of Intent, dated March 1, 2000, between Big Sky Network
              Canada Ltd. and Dalian Metropolitan Area Network Center

10.19 (8)    Letter of Intent, dated November 8, 2000, between Big Sky Network
              Canada Ltd. and Hunan Provincial Television and Broadcast Media Co. Ltd.

10.20 (8)    Preliminary Agreement to Form a Contractual Joint Venture, dated
              March 8, 2001 between Big Sky Network Canada Ltd. and Changsa Guang Da Television

10.21 (6)    Purchase and License Agreement, dated September 28, 2000, between
              China Broadband Corp. and Nortel Networks Limited

10.22 (6)    Amendment, dated January 1, 2001, to the Purchase and License
              Agreement between China Broadband Corp. and Nortel Networks
              Limited

10.23 (8)    Consulting Agreement, dated December 22, 2000, between China Broad-
              band Corp and Barry L. Mackie

10.24 (8)    Consulting Agreement, dated October 1, 2000, between China Broad-
              band Corp and Richard Lam

10.25 (8)    Consulting Agreement, dated October 1, 2000, between China Broad-
              band Corp and Ping Chang Yung

10.26 (8)    Consulting Agreement, dated October 1, 2000, between China Broad-
              band Corp and YungPC AP

10.27 (7)    Common Stock Purchase Agreement dated September 29, 2000, among
              SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd.

10.28 (7)    Termination Agreement dated September 29, 2000, among SoftNet
              Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd. and Matthew Heysel, for himself and as attorney-in-fact for Daming Yang, Kai Yang, Wei Yang, Jeff Xue, Donghe Xue, Lu Wang, Wallace Nesbitt and Western Capital Corp.

10.29 (7)    Termination Agreement dated September 29, 2000, among SoftNet
              Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang

16.1 (9)     Change in Auditor Letter of Amisano Hanson

16.2 (10)    Change in Auditor Letter of Arthur Anderson LLP

21.1 (5)     List of subsidiaries of registrant

(1)  Previously filed on Form 10-SB on December 2, 1999.
(2)  Previously filed on Form 8-K filed on April 28, 2000.
(3)  Previously filed on Form 10-KSB on July 11, 2000.
(4)  Previously filed on Form 8-K filed on September 29, 2000.
(5)  Previously filed on Form S-1 filed on December 6, 2000.
(6) Excluding schedules and exhibits, which the Registrant will provide to the staff of the United States Securities and Exchange Commission upon written request.
(7)  Previously filed on Form 8-K/A on December 12, 2000.
(8)  Previously filed on Form 10-KSB on March 28, 2001.
(9)  Previously filed on Form 8K on August 25, 2000.
(10) Previously filed on Form 8K on September 26, 2000.