Form 10KSB/A
period 2000-12-31
CHINA BROADBAND CORP
filed 2001-08-10
CIK 1075247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                  FORM 10-KSB/A
                                AMENDMENT NO. 1


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
       1934 FOR THE FISCAL YEAR ENDED: December 31, 2000

                                       OR

[ ]  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         Commission file number: 0-28345

                              China Broadband Corp.
                    (FORMERLY INSTITUTE FOR COUNSELING, INC.)
                    -----------------------------------------
              (Exact name of small business issuer in its charter)

                     NEVADA                                52-2197688
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
                  or organization)                               No.)

       2080 - 440 - 2 Avenue S.W.
        CALGARY, ALBERTA, CANADA                               T2P 5E9
        ------------------------                               -------
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

            Aggregate market value of voting stock held by non-affiliates of the Registrant, as of August 7, 2001: $19,474,517

     Number of shares outstanding of each of the Registrant's classes of common stock, as of August 7, 2001: 19,474,517 shares of common stock, par value US$0.001 per share

            DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         We, China Broadband Corp., are a development stage company, which means we are in the process of developing our business. We have incurred losses since our inception, as of December 31, 2000, we had an accumulated deficit of $3,597,180 and as of March 31, 2001, our accumulated deficit was $4,869,359. We anticipate that we will continue to incur losses in the foreseeable future. Our auditors have expressed considerable doubt that we will be able to continue as a on going business.

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

         Following our acquisition of China Broadband (BVI) Corp., SoftNet Systems Inc. acquired an additional 40,000 common shares of China Broadband
(BVI) Corp.'s subsidiary, Big Sky Network Canada Ltd. at a price of $2 million. The 40,000 shares of Big Sky Network, when added to 10,000 shares of Big Sky Network previously acquired by SoftNet for $500,000, increased SoftNet's ownership in Big Sky Network to 50%. The original $500,000 invested in Big Sky Network was used for working capital and the further $2.0 million was used to fund Big Sky Network's Shekou joint venture. On September 29, 2000, we purchased SoftNet's 50% interest in Big Sky Network through China Broadband (BVI) Corp., bringing our indirect ownership interest in Big Sky Network to 100%.
         See "Transactions with SoftNet".

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

         Subject to receiving government approval, we will also hold a 50% interest in Deyang Guangshi Big Sky Ltd., known as the Deyang Joint Venture, a cooperative joint venture for a term of 20 years that will be established under the laws of the People's Republic of China.


         The following figure sets forth our corporate structure.
                          -----------------------------------------------------------
                                           China Broadband Corp.
                                           a Nevada corporation
                          -----------------------------------------------------------
                                                       |
                                                       |
                                                       |    100%
                                                       |
                          -----------------------------------------------------------
                                           Big Sky Network Canada Ltd.
                                       a British Virgin Islands corporation
                          -----------------------------------------------------------
                          |                            |                         |
                          |  50%                       |     50%                 |
                          |                            |                         |      50%
                          |                            |                         |
-----------------------------------     --------------------------------    ------------------------------
 Shenzhen China Merchants Big Sky        Sichuan Huayu Big Sky Network           Deyang Guangshi Big
           Network Ltd.                              Ltd.                             Sky Ltd.
   a Chinese limited liability            a Chinese limited liability        a Chinese limited liability
           corporation                            corporation                        corporation
-----------------------------------     --------------------------------    ------------------------------

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

OVERVIEW OF BUSINESS

Foreign companies are not permitted to operate telecommunication businesses, own broadcast rights or hold Internet operating permits in China. We, through our subsidiary, Big Sky Network, have entered into and continue to enter into joint ventures with Chinese government approved joint venture partners. Our joint venture partners are municipally owned broadband networks with access to fibre optic cable systems. Our Chinese partners provide Internet access services to and receive Internet access fees from their customers. Our joint ventures provide, install and maintain the equipment that our Chinese partners' customers require and receive installation fees and monthly maintenance fees from such customers. Through their broadband networks, our Chinese partners intend to provide Internet access that is more reliable, cheaper and faster than Chinese subscribers can obtain through dial up access over currently existing telephone lines.


         China currently has an online population of approximately 22.5 million people, most using slow and expensive dial-up systems. However, it has more than 90 million cable TV subscribers. We feel that China's move toward entry into the World Trade Organization and the government's commitment to expanding the use of the Internet, will support the demand for broadband Internet service growing more rapidly than dial up service.

         Of the estimated 22.5 million Internet users, we believe that approximately 2.2 million are in Guangdong Province where our Shekou Joint Venture resides and 1.1 million are in Sichuan Province where our Chengdu Joint Venture resides. Our Shekou and Chengdu joint venture partners have 35,000 and 150,000 cable television subscribers, respectively, from which our joint ventures can draw subscribers for their Internet service base. Our near term expectations were to achieve a 5% to 10% penetration rate in our joint venture partners' subscriber base. As of August 3, 2001, our Shekou Joint Venture had 3,173 subscribers with 3,089 subscribers awaiting connection, representing a 17.9% penetration rate. As well, our Chengdu Joint Venture had 554 subscribers with 120 subscribers awaiting connection. This represents a penetration rate of less than 1%. Although our Chengdu Joint Venture had a slow start, over the last four months, it has seen an average monthly growth rate of 11%. We believe that our Shekou Joint Venture has the added advantage of being situated in a special economic zone where generally the per capita income is higher whereas outside of the special economic zones, the economic conditions are more diversified and per capita income is lower. Our Shekou Joint Venture has seen an average monthly growth rate of 5% over the last seven months. We cannot guarantee that these growth rates will be representative of future growth.

         In the future, when permitted under prevailing Chinese regulations, we expect to provide the following services should they be economically viable at that time:

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

         o on-line securities trading: to provide on-line trading services through authorized Chinese authorized securities trading houses; and

         o  voice over Internet protocol (VOIP): to permit voice over Internet

Growth Of Internet Usage In China

         In 1999, China's population was approximately 1.26 billion with only
22.5 million Internet users which represents less than 2% of China's population. Given China's large population and the commitment of the Chinese government to the rapid development of the Internet in China, we believe that China represents enormous potential for Internet use in the long-term. In recent years, Internet use in China has grown rapidly. According to International Data Corporation's "Internet Environment in China, 2000" report of December 2000, the number of Internet users in China grew from approximately 2.4 million in 1998 to approximately 4.46 million in 1999, representing an annual growth rate of 85%. International Data Corporation projects that the number of Internet users in China will grow to approximately 36.83 million in 2003. These projected growth rates may not reflect the actual growth rates of our joint ventures.

         In the China Internet Network Information Center's seventh survey entitled "Semi Annual Survey Report on Internet Development in China", issued on January 17, 2001, 42.25% of the respondents indicated that the most important factor in choosing a service provider was the connection speed. The cost of the service ranked as the third most important factor at 25.15% of respondents. When polled about which aspects were least satisfactory with their current service, speed was the number one complaint among 46.41% of respondents with the cost of service being ranked number two (20.83%). Based on this survey, we believe that slow speed and the high cost of obtaining Internet access via conventional dial-up over telephone lines are the two major impediments hindering the growth of Internet usage in China. We believe that the strategy that we and our Chinese partners have adopted under which Internet access is provided through broadband networks will allow us to address both of these impediments and will attract existing and new Internet users to use our joint ventures services. We also believe that China's interest in the Internet will grow during the next five years due to the active role the Chinese government is taking in promoting the development of the Internet.
         In addition, according to the results of the "Semi Annual Survey Report on Internet Development in China", the Internet was utilized mainly by men (69.56% of respondents) with an average age ranging between 18-24 years old (41.18% of respondents). 10.86% of the respondents indicated that their most frequent use of the Internet was to complete on-line trading. Of the respondents, 60.27% indicated that their main venue for Internet access was their home computer with 43.92% of respondents using their computer at work as their main access to the Internet. The largest number of respondents (25.94%) indicated their salary range to be between RMB 501 to 1,000 ($60-120) per month. 38.82% of respondents indicated that they had an education level of a Bachelor's degree.

         Categories of acceptable monthly Internet expenses per month had the largest portion of respondents (30.62%) indicating that RMB 200 ($24) was acceptable. An additional 27.47% indicating acceptable expenses higher than RMB
200. Only 25.27% of respondents felt expenses of less than RMB 100 ($12) per month were acceptable with 16.64% of respondents stating that RMB 100 per month was acceptable. Our joint ventures and joint venture partners currently charge a combined fee of between RMB 120 ($15) and RMB 180 ($22) per month dependent on the service area. We believe that our joint venture's are priced to compete in the market and our joint ventures' prices are within the range a large portion of the Chinese consumers are willing to pay for Internet access.

         Our joint ventures currently target our Chinese joint venture partners' subscriber base and it is the joint ventures' objective to achieve a penetration rate of 5% to 10% of the subscriber base within the first year of operation. Our partners also provide free Internet access to one or more schools in a target area to build student interest in the Internet and to demonstrate the value of high-speed, reliable Internet service, which we expect will assist in persuading parents to subscribe to our joint venture partners' services. Our joint venture partners have also partnered with Chinese securities dealers with the goal of marketing on-line trading capabilities to their clients.

SHEKOU JOINT VENTURE

         Our first Chinese joint venture, the Shekou Joint Venture, was established in the Shekou Industrial Area within the Special Economic Zone of Shenzhen, a city in Guangdong Province separated from Hong Kong by a 2-mile strip of water. The Shenzhen Special Economic Zone is the first special economic zone established by China and was the site for China's first cellular telephone and first Internet dial-up access trials. The Shekou Industrial Area was established in 1979 and is administered by China Merchants Group of Hong Kong, one of China's oldest banking groups. Our Chinese partner in the Shekou Joint Venture is Shenzhen China Merchants Shekou Industrial Zone Ltd., an agency of the municipal government and a member of the China Merchants Group which operates the Shekou Cable Television (CATV) Station, otherwise known as Shekou CATV. According to Shekou CATV, it has one of the most advanced high-frequency cable networks in China with a bandwidth of 860MHz and two-way transmission capability. It has more than 35,000 residential subscribers and approximately 2,000 business subscribers

         Under the terms of the cooperative joint venture contract dated September 29, 1999, Big Sky Network, our subsidiary, and China Merchants Shekou Industrial Zone Ltd. agreed to form a joint venture company, Shenzhen China Merchants Big Sky Network Ltd., under the Law of the People's Republic of China on Cooperative Joint Ventures using Chinese Foreign Investments. The establishment of our Shekou Joint Venture was approved by the Department of Foreign Trade and Economic Cooperation and the Municipal Government of Shenzhen, and a Business License confirming its establishment was issued by the State Administration of Industry and Commerce in November, 1999. The joint venture term is 15 years, extendable upon approval of both joint venture parties and the original approval authorities. The Shekou Joint Venture has been granted the exclusive right to provide equipment and technical services to our Chinese joint venture partner's subscribers to enable these subscribers to access the Internet.

         We agreed to provide up to $3,000,000 in financing for the joint venture in the form of cash and equipment. We made an initial investment in the amount of $500,000 after China Merchants Shekou Industrial Zone Ltd. obtained a permit from the Posts and Telecommunications Administration Bureau of Guangdong Province to engage in the business of providing connections to international computer information networks. The permit is valid for five years until February 2005. As of August 7, 2001, we made capital and equipment contributions of approximately $3,000,000 to the Shekou Joint Venture.

         Under the terms of the cooperative joint venture contract, Shenzhen China Merchants Big Sky Network Ltd. is managed by a board of seven directors, of which we are entitled to appoint four during the first five years of the term of the joint venture and three for the remainder of the term. China Merchants Shekou Industrial Zone Ltd. is entitled to appoint three directors during the first five years of the term of the joint venture and four for the remainder of the term. China Merchants Shekou Industrial Zone Ltd. is entitled to appoint the chairman of the board and is entitled to appoint the vice chairman. The day to day operations of the joint venture is managed by a general manager who is appointed by the board of directors. The Board of Directors are Matthew Heysel, Daming Yang, Qifeng Xue, Lu Wang, Guang Zhenghai, Tao Xin and Shen Wenjian. The General Manager of the joint venture is Qifeng Xue.

         Under the terms of the cooperative joint venture contract, profits from the joint venture are shared as follows:

 ---------------------- ---------------------------- ---------------------------
                          CHINA MERCHANTS SHEKOU
                          INDUSTRIAL ZONE LTD. -           BIG SKY NETWORK
        PERIOD                PROFIT INTEREST              PROFIT INTEREST
 ---------------------- ---------------------------- ---------------------------
      Years 1 -5                    40%                          60%
 ---------------------- ---------------------------- ---------------------------
      Years 6-10                    50%                          50%
 ---------------------- ---------------------------- ---------------------------
      Years 11-15                   60%                          40%
 ---------------------- ---------------------------- ---------------------------

         The Shekou Joint Venture launched its services in June 2000 and, as of July 20, 2001, had 3,173 subscribers. The Shekou Joint Venture charges each subscriber a one-time installation fee of RMB 500 (US$60) and a monthly maintenance fee of between RMB 150 (US$18) and RMB 180 (US$22) per month. This maintenance fee includes a charge for Internet access of RMB 38 ($4.50), which is collected on behalf and remitted to the Chinese joint venture partner and is not considered revenue of the joint venture.

CHENGDU JOINT VENTURE

         We established the Chengdu Joint Venture in October 2000 with Chengdu Huayu Information Co. Ltd., the municipal broadband network company controlled by the Chengdu Municipal Government of Chengdu, the provincial capital of Sichuan Province. Chengdu Huayu Information Co. Ltd. has developed an integrated broadband information network servicing more than 600,000 users.

         Under the terms of the cooperative joint venture contract dated July 8, 2000, Big Sky Network, our subsidiary, and Chengdu Huayu Information Co. Ltd. agreed to form a joint venture company, Sichuan Huayu Big Sky Network Ltd., under the Law of the People's Republic of China on Cooperative Joint Ventures using Chinese Foreign Investments. The establishment of our Chengdu Joint Venture was approved by the Department of Foreign Trade and Economic Cooperation and the Provincial Government of Sichuan, and a Business License confirming its establishment was issued by the State Administration of Industry and Commerce in October 2000. The joint venture term is 20 years, extendable upon approval of both joint venture parties and the original approval authorities. The Chengdu Joint Venture has been granted the exclusive right to provide equipment and technical services to our Chinese joint venture partner's subscribers to enable these subscribers to access the Internet.

         We agreed to provide up to $5,500,000 in financing for the joint venture, in the form of cash and equipment. We made an initial investment in the amount of $500,000 after Chengdu Huayu Information Co. Ltd. obtained a permit in September, 2000, from the Posts and Telecommunications Administration Bureau of Sichuan Province to engage in the business of providing connections to international computer information networks. The permit is valid for five years until September 2005.As of December 31, 2000, we had made capital contributions in the approximate amount of $1,365,590 to the Chengdu Joint Venture. As of August 7, 2001, our capital and equipment contributions had reached approximately $1,900,000.

         Under the terms of the cooperative joint venture contract, Sichuan Huayu Big Sky Network Ltd. is managed by a board of seven directors, of which we are is entitled to appoint four during the first thirteen years of the term of the joint venture and three for the remainder of the term. Chengdu Huayu Information Co. Ltd. is entitled to appoint three directors during the first thirteen years of the term of the joint venture and four for the remainder of the term. Chengdu Huayu Information Co. Ltd. is entitled to appoint the chairman of the board and we are entitled to appoint the vice chairman. The day to day operations of the joint venture are managed by a general manager who is appointed by the board of directors. The Board of Directors are Yuanlin Wang, Matthew Heysel, Daming Yang, Wei Yang, Yongrong Gong, Xiancheng Hu and Rolland Long. The General Manger of the Joint Venture is Rolland Long.

         Under the terms of the cooperative joint venture contract, profits from the joint venture are shared as follows:

----------------------- ---------------------------- ---------------------------
                         CHENGDU HUAYU INFORMATION
                                 CO. LTD.                  BIG SKY NETWORK
        PERIOD                PROFIT INTEREST              PROFIT INTEREST
----------------------- ---------------------------- ---------------------------
      Years 1 -6                    35%                          65%
----------------------- ---------------------------- ---------------------------
      Years 7-14                    50%                          50%
----------------------- ---------------------------- ---------------------------
      Years 15-20                   65%                          35%
----------------------- ---------------------------- ---------------------------

The Chengdu Joint Venture launched its services in October 2000 and, as of August 3, 2001, had 554 subscribers. The Chengdu Joint Venture charges each subscriber a one-time installation fee of RMB 500 (US$60) and a monthly maintenance fee of RMB 120 (US$15) per month. This maintenance fee includes a charge for Internet access of RMB 25 ($3) which is collected on behalf of and remitted to our Chinese joint venture partner. The Internet access portion of the fee is not considered revenue of the joint venture.

         We also entered into a strategic alliance on July 21, 2000 with Chengdu Huayu Information Co. Ltd. The agreement outlines Chengdu Huayu Information Co. Ltd.'s current efforts to build a province-wide cable network. We have partnered with them to assist their efforts in building this network. Chengdu Huayu Information Co. Ltd. is required to obtain all governmental approvals and operating permits, to obtain the legal rights to use and commercially operate the telecommunication backbones in Sichuan Province. We have committed to invest an undetermined amount of cash and equipment, to assist in developing an international strategic partnership, to assist in the market development and provide training to technical personnel.

DEYANG JOINT VENTURE

         We executed a cooperative joint venture contract for the establishment of the Deyang Joint Venture on November 25, 2000 with Deyang Guangshi Network Development Ltd., the municipal broadband network company controlled by the Deyang Municipal Government. Under the terms of the cooperative joint venture contract, Big Sky Network and Deyang Guangshi Network Development Ltd. agreed to form a joint venture company, Deyang Guangshi Big Sky Ltd., under the Law of the People's Republic of China on Cooperative Joint Ventures using Chinese Foreign Investments. Deyang Guangshi Big Sky Ltd. is to have a joint venture term of twenty years, extendable upon approval of both joint venture parties and the original approval authorities. The Deyang Joint Venture will be granted the exclusive right to provide equipment and technical services to our Chinese joint venture partner's subscribers to enable these subscribers to access the Internet.

         We agreed to provide up to $4,500,000 in financing in the form of cash and equipment. We will make an initial investment in the amount of $1,000,000 after the establishment of the joint venture has been approved by the Department of Foreign Trade and Economic Cooperation and the Provincial Government of Sichuan Province, a business license confirming the establishment of the joint venture has been issued by the State Administration of Industry and Commerce, and after Deyang Guangshi Network Development Ltd. has obtained a permit from the Posts and Telecommunications Administration Bureau of Sichuan Province to engage in the business of providing connections to international computer information networks. As of August 7, 2001, Deyang Guangski Network Development Ltd. was still in the process of seeking approval for the joint venture arrangement and we have not contributed any capital to the joint venture.

         Under the terms of the cooperative joint venture contract, Deyang Guangshi Big Sky Ltd. will be managed by a board of seven directors, of which we will be entitled to appoint four during the first ten years of the term of the joint venture and three for the remainder of the term. Deyang Guangshi Network Development Ltd. is entitled to appoint three directors during the first ten years of the term of the joint venture and four for the remainder of the term. Deyang Guangshi Network Development Ltd. will be entitled to appoint the chairman of the board and we will be entitled to appoint the vice chairman. The day to day operations of the joint venture are managed by a general manager who is appointed by the board of directors.

         Under the terms of the cooperative joint venture contract, profits from the joint venture will be shared as follows:

----------------------- ----------------------------- --------------------------
                         DEYANG GUANGSHI NETWORK
                             DEVELOPMENT LTD.               BIG SKY NETWORK
        PERIOD                PROFIT INTEREST               PROFIT INTEREST
----------------------- ----------------------------- --------------------------
      Years 1 -5                    20%                           80%
----------------------- ----------------------------- --------------------------
      Years 5-10                    40%                           60%
----------------------- ----------------------------- --------------------------
      Years 10-15                   50%                           50%
----------------------- ----------------------------- --------------------------
      Years 15-20                   60%                           40%
----------------------- ----------------------------- --------------------------

         As of August 7, 2001, Deyang Guangshi Network Development Ltd. was still in the process of obtaining the necessary governmental approvals and permits. We can not assure you that any of these approvals will be obtained by our joint venture partner.

PROPOSED JOINT VENTURES

         We have signed agreements with nine cable television stations in other parts of China to establish additional joint ventures. Described below are summaries of the letters of intent we have entered into as of August 7, 2001.

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

         On March 1, 2000, Big Sky Network and Dalian Metropolitan Area Network Center entered into a Letter of Intent. The Letter calls for both parties to jointly develop Internet related business and broadband related business. The joint venture will be for a term of 20 years. Our investment, registered capital and the distribution of profits are to be negotiated prior to the final contract.

         On September 15, 2000, Big Sky Network and Jitong Network Communications Co., Ltd. entered into a Joint Development Agreement of City Wide Area High Speed Broadband and Data Transmission Services. The Agreement calls for both parties to jointly develop Internet related business and broadband related business. Our investment, registered capital and the distribution of profits are to be negotiated prior to the final contract.

         On November 8, 2000, Big Sky Network and Hunan Provincial Television and Broadcast Media Co. Ltd. entered into a Letter of Intent. The Letter calls for both parties to jointly develop Internet related business and broadband related business. The joint venture will be for a term of 20 years. Our investment, registered capital and the distribution of profits are to be negotiated prior to the final contract.

         On March 8, 2001, Big Sky Network and Changsha Guang Da Television Broadcasting Broadband Network Ltd. entered into a Preliminary Agreement to Form a Contractual Joint Venture. The Agreement calls for Changsha Guang Da Television to provide access to their data transmission channels on the cable network and exclusive access of their subscriber base to the proposed joint venture and Big Sky Network would contribute a staged investment of $18,00,000 to the proposed joint venture. The term of the joint venture would be 18 years with Big Sky Network receiving 65% of net income in years 1 to 6, 50% of net income in years 7 to 12 and 40% of net incomes in years 13 to 18. Changsha Guang Da Television currently has approximately 450,000 registered cable TV subscribers.

         On June 1, 2001, Shanghai Min Hang Cable Television Center forwarded to Big Sky Network an expression of interest in the two companies working together to form a joint venture.

         On June 18, 2001, Big Sky Network and Beijing Gehua TV Networks Co., Ltd. entered into a Memorandum of Understanding. The Memorandum contemplates that the parties jointly develop the broadband technology and to provide broadband network technology services, Internet date transmission and other network value-added services to the Beijing area. The initial stage of the project is to build a two-way test network to service not less than 10,000 cable subscribers.

         On June 20, 2001, Big Sky Network and the Chong Qing Branch of Ji Tong Network Communications Co., Ltd. entered into a Letter of Intent. The Letter calls for a two stage development of the broadband network. The first stage of the project is to connect 60,000 households before the end of 2001 and stage two calls for the connection of 100,000 households by the end of 2002. Our total investment for this project has been stated at 80 million Remimbi (US$9.64 million).

         On July 10, 2001, Big Sky Network and Fujian Provincial Radio and TV Network Co. Ltd. entered into a Memorandum of Understanding to pursue negotiations to develop and build a broadband data transmission network jointly.

         Currently, we are concentrating our development and marketing efforts on our Shekou, Chengdu and Deyang joint ventures. Having limited capital and human resources, we are focusing on the potential deployments of Internet connectivity we believe will provide the largest return and intend to pursue the other potential joint ventures in the future subject to available additional financing, projected profitability and available human resources. Recently, we have focused on developing our deployment of Internet connectivity in Changsha and Chongqing. As potential joint venture partners in Beijing and Shanghai approached us about developing new joint ventures in those cities, we diverted our new business development activities to these cities. Our management has also had discussions with a number of potential joint venture partners throughout China regarding additional joint venture opportunities. We continue to develop our relationships with potential joint venture partners in cities where Memorandum of Understandings and Letter of Intent have been signed. We believe that if $3 to $5 million of additional capital can be raised in the third and fourth quarter, modest deployments of Internet connectivity can be achieved in cities where we have established relationships.

         We cannot assure you that we will finalize joint venture agreements with the parties in which we have entered into agreements with or that we will have sufficient funding to finance future joint venture arrangements.

REGULATION OF THE CHINESE TELECOMMUNICATIONS INDUSTRY

         The telecommunications industry in China is highly regulated by the Chinese government. China currently prohibits foreign investment enterprises in China and foreign entities (including individuals) from investing in, operating and participating in the operation of telecommunications services without special approval from the government. The provision of Internet connectivity is subject to China's telecommunications regulations. Telecommunications regulators have very wide discretion to formulate and apply their own standards in deciding the types of equipment that may be connected to the national telecommunications systems, the forms and types of services that may be offered to the public, and the content of materials that may be made available in China over the Internet. This regulatory environment restricts the scope and manner of our operations and constrains our business planning and development.

         Since China has not yet adopted a national telecommunications law, the telecommunications industry is governed by regulations issued by the State Council, the Ministry of Information Industry, and various government authorities. Regulations issued or implemented by the State Council, the Ministry of Information Industry and other relevant government authorities, including the Ministry of Foreign Trade and Economic Cooperation and the State Development Planning Commission, encompass virtually every aspect of network operations, including entry into the telecommunications service industry, scope of permissible business, tariff policy and foreign investment.

         China's data communications industry is regulated by the Ministry of Information Industry and other relevant authorities, and licenses must be obtained to provide Internet access services. In China, Internet service providers are classified into three separate classes, as defined by the scope of their business. The three classes are network service provider, Internet service provider and Internet content provider. There are currently only five commercial network service providers in China, all of which possess approvals from the State Council. In addition, only network service providers are allowed to build, operate and manage their own data network infrastructure and directly connect to the Internet outside of China.

         For each joint venture, our Chinese partner is responsible for obtaining the following necessary Chinese permits, approvals and licenses to operate the joint venture's business:

         o Approval from the applicable Department of Foreign Trade and Economic Cooperation approving the establishment of the joint venture;

         o A Business License from the State Administration of Industry and Commerce confirming the establishment of the joint venture; and

         o Permits from the applicable Posts and Telecommunications Administration Bureau or other delegate of the Ministry of Information Industries authorizing our Chinese partner to engage in the business of providing connections to international computer information networks.

         Both our Shekou and Chengdu joint venture partners have obtained the relevant permits and approvals.

REGULATORY FRAMEWORK

         The Ministry of Information Industry was created in March 1998 to assume, among other things, the regulatory, administrative and other governmental duties of, and rights previously exercised by, the former Ministry of Posts and Telecommunications and the former Ministry of Electronics Industry. The Ministry of Information Industry has broad authority to regulate all aspects of the telecommunication and information technology industries in China, which includes the power to:

         o  formulate and enforce industry policy, standards and regulations;

         o grant licenses to provide telecommunications and Internet access services;

         o formulate tariff and service charge policies for telecommunications and Internet access services;

         o supervise the operations of telecommunications and Internet access service providers;

         o  maintain fair and orderly market competition among operators; and

         o manage the day-to-day administration of the national telecommunications sector.

         In order to provide a uniform regulatory framework to encourage the orderly development of the telecommunications industry, the Chinese government is currently preparing a draft telecommunications law. If and when the telecommunications law is adopted by the National People's Congress, it is expected to become the basic telecommunications statute and the legal source of telecommunications regulations in China. In addition, the Ministry of Information Industry is currently preparing a draft of the administrative telecommunications regulations for foreign invested telecommunications enterprises, which will be subject to approval by the State Council. Although we expect that the telecommunications law and the regulations would have a positive effect on the overall development of the telecommunications industry in China, we do not know the final nature and scope of what the telecommunications law and the regulations will be.

         In February 1999, the State Council approved a restructuring plan for the telecommunications industry in China. According to the plan, the telecommunications operations of the China Telecom system controlled by the Ministry of Information Industry are being separated along four business lines: fixed-line communications, mobile communications, paging and satellite communications services.

         China Mobile was established in July 1999 as a state-owned company to hold the mobile communications assets resulting from this separation and to operate mobile communications nationwide. A separate company will be responsible for satellite networks following the restructuring, while the paging operations have been merged into Unicom. As a result of the restructuring, the China Telecom system now operates only fixed-line networks and provides only fixed-line telephone and data communications services. China Telecom Group Corporation was established in April 2000 as a state-owned enterprise controlled by the Ministry of Information Industry. It is expected to become the holding company of the China Telecom system.

ENTRY INTO THE INDUSTRY

         Until 1993, telecommunications regulations and policies in China did not permit entities outside of the China Telecom system to engage in public telecommunications operations in China. In August 1993, the government opened some non-basic sectors of the telecommunications industry, such as paging and satellite communications, to Chinese entities not affiliated with the Ministry of Information Industry. Internet protocol telephony operators, Internet service providers and providers of other data communications or value-added service must obtain operating licenses or approvals from the Ministry of Information Industry in order to provide services.

INTERNET REGULATION

         The Internet industry is regulated by the Ministry of Information Industry in the same manner that it regulates the telecommunications industry generally. The State Council and the Ministry of Information Industry periodically promulgate regulations relating to the Internet to address public policy considerations. Internet service providers must obtain operating licenses from the Ministry of Information Industry in order to provide Internet access service. Existing regulations require all Chinese commercial Internet service providers to interconnect their computer networks with one of the five licensed commercial network service providers: China Telecom, Jitong, Unicom, Netcom or China Mobile, in order to provide Internet access.

         Internet service providers and Internet content providers must register their users with the Ministry of Public Security, and must block websites (including those maintained outside China) that the ministry identifies as publishing information damaging to public security. Periodically, the Ministry has stopped the distribution over the Internet of information that it believes to be socially destabilizing, or to violate Chinese laws and regulations. In addition, the State Secrets Bureau has recently issued regulations authorizing the blocking of any website it deems to be disclosing state secrets or failing to meet the relevant regulations regarding the protection of state secrets in the distribution of online information. Specifically, Internet companies in China with bulletin board systems, chat rooms or news services must apply for the approval of the State Secrets Bureau. As the implementing rules for the regulations have not been issued, however, details concerning how network service providers should comply with the regulations remain to be clarified.

ADMINISTRATIVE TELECOMMUNICATIONS REGULATIONS

         The Ministry of Information Industry has prepared administrative telecommunications regulations that were promulgated effective September 25, 2000. The regulations provide and clarify the regulatory rules and guidelines for the telecommunications industry in the interim period prior to the adoption of the telecommunications law. The material changes that the regulations make to the regulatory environment described above are summarized below. However, the regulations give wide discretionary authority to the Ministry of Information Industry and have been so recently promulgated that we do not yet know how they will be administered or interpreted by the Ministry of Information Industry or whether they are intended to supplant or merely supplement current regulatory practice. Accordingly, the regulations and their administration and interpretation may have unexpected consequences upon our business.

         REGULATORY AUTHORITY. The regulations confirm that the Ministry of Information Industry will continue to be the regulatory body responsible for the Chinese telecommunications industry. This authority is to be administered based upon the principles of the separation of the government and enterprises, abolishment of monopoly, encouragement of competition and the promotion of development, openness and fairness.

         SERVICE PROVIDERS. The regulations divide service providers into those who provide basic telecommunication services and those who provide value-added telecommunication services.

         Basic telecommunication providers are those who provide:

         o domestic long-distance and local telephone services through fixed networks;
         o Internet protocol telephony; mobile network telephone and data services;
         o satellite communications and mobile satellite communication services;
         o  Internet and other public data transmission services;
         o leasing and sales of transmission capacity (which may be bandwidth, wavelengths or fiber optic capacity), fiber optic cable, pipelines and other network elements;
         o  network access, and outsourcing;
         o  international telecommunications infrastructure and services;
         o  wireless paging services; or
         o  resale of basic telecommunications services.

         Value-added telecommunication providers are those who provide:

         o  web hosting and co-location;
         o  virtual private networks;
         o  e-mail;
         o  voice messaging;
         o  online information data base storage and retrieval;
         o  electronic data exchange;
         o  on-line data processing and transaction processing;
         o  value-added facsimile services;
         o  Internet access services;
         o  Internet information services; or
         o  video conference telephone services.

         Basic telecommunications providers must receive operational permits from the Ministry of Information Industry while value-added telecommunications providers must receive permits from either the Ministry of Information Industry or, if they operate in only a single province, the local telecommunications office under the Ministry of Information Industry.

         ENTRY INTO THE INDUSTRY. The regulations specify the threshold requirements for applicants for basic telecommunications and value-added telecommunications permits. Applicants for basic telecommunications permits must:

         o be duly established companies in the basic telecommunications business, and have majority state ownership;
         o  have a feasibility study and technical network plan;
         o  possess the requisite funding and personnel to carry out operations;
         o possess the requisite sites and other resources to carry out operations;
         o have the reputation or ability to provide long-term services to customers; and
         o  meet other conditions imposed by the Chinese government.

         Applicants for value-added telecommunication permits must:

         o  be duly established companies under Chinese law;
         o  possess the requisite funding and personnel to carry out operations;
         o have the reputation or ability to provide long-term services to customers; and
         o  meet other conditions imposed by the Chinese government.

         The regulations do not specify the criteria that will be used by regulatory authorities in awarding permits. We believe that services that our Chinese joint venture partners intend to offer in the future will require permits from the Ministry of Information Industry. See "Overview of Business Strategy." We cannot assure you that such permits will be issued.

FOREIGN INVESTMENT IN TELECOMMUNICATIONS IN CHINA

         Current regulations in China prohibit foreign investors and foreign-invested enterprises from investing in, operating or participating in the operation of telecommunications services in China without approval from the State Council. As discussed under "China's Entry into the WTO" below, this prohibition will be gradually lifted upon China's accession to the World Trade Organization, an event that is widely expected to take place as early as the end of 2001.

         Starting approximately four years ago, numerous foreign investors and Unicom (one of China's largest telecommunications operators) began establishing investment structures commonly known as "Chinese-Chinese-Foreign" or "CCF" structures to provide wireless telecommunications services in China. We understand that in a typical project, the foreign investor and Unicom would first establish a joint venture authorized to provide management, consulting, technical and other services to telecommunications operators. The joint venture would then enter into a series of contracts with Unicom under which the joint venture would provide equipment, management expertise and technical services to Unicom relating to the construction and operation of a wireless telecommunications network. Typically, the foreign investor would install and own all or almost all of the network equipment, exercise extensive management rights over the operation of the network and receive various technical, consulting, management or service fees from Unicom. We also understand that these fees were typically based on the revenues or profits that Unicom obtained from the provision of wireless services to its customers using the telecommunication assets owned by the joint venture. These CCF structures were declared illegal by the Chinese Ministry of Information Industries on the basis that foreign investors were, in fact, operating wireless telecommunications services in China, an industry closed to foreign investment. The foreign parties to these joint ventures were required to sell their joint venture interests to Unicom, and to terminate their joint ventures.

         The provision of Internet access services is a telecommunications service that foreign investors and foreign-invested enterprises may not operate. However, it is our Chinese joint venture partners--and not our joint ventures--that provide such Internet access services. Our Chinese joint venture partners obtain permits from the Chinese telecommunications authorities authorizing them to engage in the business of providing connections to international computer information networks. Based on these permits, our Chinese joint venture partners provide Internet access services to their customers and receive Internet access fees from such customers. Our joint ventures do not provide Internet access services or operate or participate in the operation of any other telecommunications service. In addition--unlike the foreign investors in the dismantled Unicom CCF joint ventures--we do not have or exercise management control over the networks of our Chinese partners or receive any fees from them. Rather, our joint ventures provide equipment and installation and maintenance services to our Chinese partners' customers and receive installation and maintenance fees from such customers.

         Accordingly, although the risk cannot be completely ruled out, we do not believe that the Chinese telecommunications authorities will consider our joint ventures to be engaging in non-permitted telecommunications activities in China. As a precaution, we engaged Jun He Law Office, one of the largest law firms in China, to review the documentation and approvals relating to the establishment of the Shekou Joint Venture, our first joint venture. In February, 2000, the Jun He Law Office rendered an opinion stating, amongst other things, that:
         o the Shekou Joint Venture Contract and Articles of Association are legal, valid, and binding obligations enforceable under the laws of China, based on the written explanation of Big Sky Network Canada, Ltd. on January 20, 2000 evidencing that the Chinese party is not required to transfer the cable television frequency resources (a bandwidth of 5-56 MHz upstream and a bandwidth of 600-860 MHz downstream) currently owned or controlled by the Chinese party to the Shekou Joint Venture, such bandwidths shall be used exclusively for the purpose of connecting Chinese end users to the Internet through equipment owned and supplied by the Joint Venture Company and pursuant to the Shekou Joint Venture Contract;

         o the Shekou Joint Venture is a Chinese-foreign co-operative joint venture and has been duly organized and validly exists as a limited liability company; and

         o the Shekou Joint Venture has the corporate capacity and power and has received all governmental approvals and licenses necessary for conducting such business activities as (i) acquiring certain equipment that will make it possible for end users to access the Internet with their personal computers through the cable television networks; (ii) providing the services of installation of modems, technical support and maintenance to the end users; (iii) providing technical assistance to the Chinese party or the Shekou Television Station relating to their Internet and cable services and (iv) retaining ownership and control of all the equipment.

CHINA'S ENTRY INTO THE WTO

         China's telecommunications regulatory framework could change dramatically upon China's entry into the World Trade Organization or "WTO". China already reached agreement with the United States in November of 1999 and subsequently the European Union regarding the terms of its entry into the WTO. Although the parties have not disclosed the substance of all their negotiations, China could accede to the WTO rapidly.

         Under the terms of the agreements, China will allow up to 30% foreign ownership in all value-added telecommunications services, including electronic mail, on-line information, database retrieval and data processing, immediately upon its entry into the WTO in the cities of Beijing, Shanghai, and Guangzhou. It will allow up to 49% foreign ownership within one year of the accession date, and up to 50% within two years of the accession date.

         In addition, the agreements liberalized foreign equity ownership in domestic and international voice, circuit-switching and packet- switching data transmission services. The schedule states that foreign equity ownership will be allowed up to 25% within three years of China's accession to WTO, up to 35% within five years of the accession date, and up to 49% within six years of the accession date.

         Foreign investment will be allowed in China's mobile voice sector at 25% upon China's accession, 35% after one year and 49% after three years. China would also permit foreign firms to rent data transmission capacity from Chinese companies for resale inside and outside China.

         The State Council is expected to promulgate new regulations that will provide clarification on the exact scope of the telecommunications services to be opened for foreign investment. Until the new regulations are enacted, we cannot be sure what the regulatory or competitive environment will be after China's entry into the WTO.

TRANSACTIONS WITH SOFTNET

         We formed Big Sky Network for the purposes of deploying cable-based broadband related services in China. SoftNet Systems Inc., a Delaware corporation, publicly traded on the NASDAQ (SOFN), acquired a 50% interest in Big Sky Network for an aggregate purchase price of $2,500,000. The proceeds of the sale were used for working capital and to fund the Shekou joint venture.

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

         o forgiveness of debt owed if any, as of the closing date of the transaction. No debt was owed as of the closing date; and

         o 1,133,000 shares of our common stock at a deemed value of $7.50 per share.

         As a result of the acquisition, we own all of Big Sky Network, our operating subsidiary.

         At the time of the above transaction,SoftNet was at arm's length to us.

         On July 27, 2001, China Broadband Corp. and Canaccord International Ltd. completed a promissory note cancellation transaction, under which the $1,700,000 Promissory Note we issued to SoftNet was surrendered for cancellation Canaccord International Ltd. for the following consideration:

         o A Warrant to purchase 500,000 shares of our common stock at a price of $1.00 per share, exercisable until July 27, 2003. The Warrant has not been registered and the Warrant was issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933.

         o A payment of $115,290.43 representing the accrued interest on the Promissory Note to the date to closing at the rate of 8% per annum.

            The Promissory Note, originally issued to SoftNet Systems, Inc. on September 29, 2000, was acquired by Canaccord International Ltd. in a private transaction between SoftNet and Canaccord.

SALES AND MARKETING

         Exclusive Franchise - We seek to enter into exclusive agreements with Chinese broadband network operators in cities where competing Internet companies have not deployed similar services. Provincial capital cities are our initial target but we do not intend to restrict our marketing solely to such cities. By offering to provide the improved equipment and technical services to the customers of the broadband network operators, we enhance their ability to provide competitive Internet access services.


         Residential - After installing and testing equipment, our joint venture sales force concentrate sales on the multiple unit residential buildings in the area. Installation is readily available, as many buildings have cable lines already in place. Our Chinese joint venture partners also provide free Internet access to one or more schools in a target area. Students recognize the value of high speed, reliable service, which we expect will be used to persuade parents to subscribe.

         Business - Our marketing programs target large businesses with import and export focus. We anticipate that cable-based Internet access will enhance such businesses' ability to conduct business over the Internet, and eventually increase demand for our related services. Our Chinese joint venture partners have also partnered with Chinese securities dealers to market on-line trading capabilities to their clients.

PROCUREMENT CONTRACTS

         We entered into a Purchase and License Agreement dated September 28, 2000, and amended January 19, 2001, with Nortel Networks Limited. Under the terms of the Purchase and License Agreement, we received special/fixed pricing to purchase up to $250,000,000 in services and products from Nortel Networks. The services and equipment are anticipated to be used in connection with our joint ventures in China.

         As of August 7, 2001, we have purchased approximately $350,000 in services and products from Nortel Networks under the agreement.

RESEARCH AND DEVELOPMENT

         We do not invest in proprietary technology or research and development. Instead, we intend to use technologies that are available from third-party vendors and the technologies developed by Big Sky Network's joint venture partners and affiliated entities.

         Our joint ventures are expected to rely on the technologies and systems of broadband network operators as the foundation for our joint ventures to provide equipment and services to users of the Internet access services that the network operators will provide.. These broadband network operators generally use technologies that are comparable to most Western cities. Our contribution to the joint ventures includes the acquisition and installation of routers, switches head-end equipment and modems that we plan to acquire from third-party providers. We do not anticipate that we will be required to conduct any material research and development to provide equipment or technologies required to convert broadband network operators to Internet capable facilities.

         Our implementation strategy for each joint venture includes providing an assessment of each facility, using contractors, employees and third-party providers to design required upgrades, supply technicians and to install equipment which will permit high-speed Internet access.

         We do not depend on any one equipment supplier, although negotiations with suppliers may lead to exclusivity agreements if significant benefits accrue to us from entering into such agreements.

COMPETITION

         We believe the demand for broadband Internet service will increasingly attract foreign attention. As China accedes to WTO, it will be expected to liberalize its rules on foreign investment, ownership of telecommunications facilities and Internet access; serving to increase the competitive arena for broadband Internet access. We believe we can enter into joint ventures to obtain a number of additional exclusive agreements before China joins the WTO, however, we are constrained by limited financial and human resources and cannot expect to dominate the broadband Internet industry market. Nevertheless, we do expect that by entering into exclusive franchises in selected provincial capitals and other key cities, we will be well positioned to partner with other companies on competitive terms to grow the Chinese broadband Internet market and the market for our current and other value-added services.

         Our joint ventures are structured and operate in a manner which complies with Chinese law and which has been approved by government authorities in China. We believe this may create a competitive advantage for us over other companies seeking to provide Internet-related services using other business structures and related services.

         We expect that some of our letter agreements will not result in operating joint ventures as competitors may offer more attractive financial terms. With our limited capital and human resources, we intend to prioritize our marketing and development activities to concentrate on opportunities which offer the highest probability of successful negotiations, profitable return, highest number of subscribers, and most modern facilities.

         We believe that our Chinese partners will be able to secure a significant portion of the Internet service market due to the enhanced connection speeds and higher service reliability of their broadband networks. As increasing numbers of customers move to our partners' broadband Internet access services, our joint ventures will have an expanded customer base. We believe our joint ventures' exclusive right to supply our partners' customers with equipment and services will create a strong competitive position in those markets where we choose to compete.

         Currently, we and our Chinese partners must compete against companies that offer other methods of Internet access, such as digital subscriber lines
(DSL), Integrated Services Digital Network (ISDN) and T1 connections. We believe that our Chinese partners have an advantage over companies deploying these other methods of transmission. ISDN is typically two to three times more expensive than either DSL or cable alternatives and does not offer the speed that DSL or cable does. T1 connections, which are basically large DSL connections, are generally cost prohibitive to individuals and are typically used by businesses that require the capability to have multiple users accessing large quantities of information at the same time. DSL and cable access are generally comparable in cost, however, cable offers a higher bandwidth which allows a greater amount of information to be downloaded in a similar period of time. Also, due to cable's higher bandwidth, a wider arena of accessibility to streaming video, video-conferencing and other dense transmissions is available to the end-user.

DIAL-UP PROVIDERS

         We believe our primary competitors at present are Chinese telecommunications companies, which currently mainly provide dial-up Internet access. The Chinese telecommunications companies have exclusive right to offer Internet service. Relative to the Chinese telecommunications companies, we believe our joint ventures can differentiate their services from typical dial-up Internet services due to the advantages in speed of service and price made possible fibre optic cable access to the Internet.

         With respect to direct competitors, companies such as China Telecom, Jitong, Netcom, Railcom and Unicom, provide Internet access and related services to users in China using DSL, ISDN or T1 connections. These competitors have large, established customer bases, well recognized reputations and brand names, substantial financial and technical resources, as well as, regulatory licenses to offer a broad range of telecommunication services. In addition, most of these companies offer additional services, which provides them with potential clients for broadband services and a larger market presence. We cannot compete head on with these companies due to their resources and presence. These companies are providing various forms of broadband Internet access. We believe our early entry into the cable Internet access niche along with our joint ventures' exclusive right to provide equipment and technical services to our Chinese joint venture partner's subscribers will give us sufficient advantage to build our subscriber base.

         Our joint venture partners purchase bandwidth capacity from the major telecom companies. The contracted costs for bandwidth have decreased significantly since commencement of operations due to excess capacity in China. However, the major telephone companies, with established fiber optic networks, will always be able to compete with us on price and availability of bandwidth. Our initial cost in 2000 was approximately $10,000 per megabit per month. Broadband capacity costs continue to decline, we are currently paying approximately $1,400 per megabit per month. While our cost structure is improving, China has also mandated lower telephone toll charges in 2001 compared to 2000, serving to reduce the cost of dial up Internet access.

         Chinese telephone companies also offer DSL capabilities in a limited number of markets. DSL in China relies on standard telephone lines to connect users to the Internet. While China is upgrading much of its infrastructure, the cost of DSL service limits its use to businesses that must have Internet access.

BROADBAND ACCESS

         While a number of entities, such as the Investment companies CITIC-Taifu, Juyou and Galaxy Tech, have publicly stated that they have established cooperative joint venture agreements with CATV stations in China, we have not encountered any direct competition in the Shekou, Chengdu and Deyang areas where our joint ventures and our Chinese joint venture partners are currently active.

         In addition, Greatwall Broadband has advertised a competing Internet service in Chengdu. However, we have no knowledge of their business operations, pricing, service offering or competitive position.

         In Shanghai, the Shanghai Cable Network Co. is offering broadband Internet access through its fibre optic cable network. In a ChinaOnline report on February 8, 2000, Shanghai Cable had predicted that the number of cable TV subscribers would grow to 3.1 million by the end of 2000 and that 1 million of these subscribers would be utilizing broadband Internet access. Shanghai Cable has not publicly confirmed whether or not these projections have been met. We believe that the size of the Shanghai market can accommodate more than one provider of broadband Internet access.

WIRELESS ACCESS

         Various forms of wireless Internet access has also been discussed in the media. To date, we have not observed market acceptance in our areas of interest. We feel that wireless Internet access will be utilized primarily for e-mail and messaging services. We are maintaining a watch for changing technologies which would result in greater wireless Internet access availability, with a view to licensing such technology for us in China. For these reasons, we don't believe that wireless access currently poses any competition.

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

EMPLOYEES

         We have seven full-time consultants and three part-time consultants consisting of six executives and four administrative consultants. Our subsidiary, Big Sky Network, employs a total of nine employees in general, administrative and marketing functions on a full-time basis. We anticipate that Big Sky Network will hire additional employees in sales, marketing, and administration on an as-needed basis over the next fiscal year. Each joint venture engages local staff as required to manage its business, market the product and install the Internet equipment and provide the supporting service. We do not employ the joint venture employees. Set forth below are the numbers of employees employed by our joint ventures:

       JOINT VENTURE                      NUMBER OF EMPLOYEES

                            SALES              TECHNICAL         ADMINISTRATIVE

  Shekou                      9                    2                      7
  Chengdu                     9                    12                     6

         We maintain a small group of technical specialists contracted to the joint ventures to install, integrate and service major components, such as routers and head-end equipment. We plan to hire additional employees and consultants in sales, marketing, and administration over the current fiscal year and plan to hire additional management and service employees on an as-needed basis. If the need arises for additional technical employees and we are unable to hire qualified employees in a timely manner, we may outsource projects to third parties.

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

RISKS RELATING TO OUR BUSINESS

         OUR LACK OF AN OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND PROSPECTS.

         We are a development stage company, which means that we are in the process of developing our business and have not established all of the systems and infrastructure necessary to implement our business plan. We began our current business activities in April 2000. We have no operating history, no history of revenues and a history of losses. Because we do not yet have an operating history, we cannot determine if aspects of our business strategy will be commercially viable in China, including:

         o the willingness of subscribers to subscribe to our services at our subscription rates,

         o  the viability of cable television subscribers as a target market;

         o the accuracy of estimates related to our working capital requirements;

         o the accuracy of estimates related to our capital investment requirements for our joint ventures;

         o  estimates related to the revenues we will earn from our operations;
            and

         o  other economic aspects of conducting business in China.

         In addition, our senior management, consultants and employees have worked together only a short period of time and we have only recently established the joint ventures through which we intend to conduct our business in China. Our lack of an operating history makes it difficult for you to evaluate our business and ability to effectively compete in the new and rapidly evolving market for Internet related services in China.

         WE HAVE INCURRED NET LOSSES SINCE INCEPTION AND ANTICIPATE THAT LOSSES WILL CONTINUE.

         We have incurred losses since inception and had an accumulated deficit of $3,597,180 as of December 31, 2000 and $4,869,359 at March 31, 2001.. We
anticipate that we will continue to incur net losses due to a high level of planned operating and capital expenditures, increased sales and marketing costs, additional personnel hires and our general growth objectives. We anticipate our net losses will increase in the near future as we implement our business strategy and commercialize our services. Our ability to earn a profit will depend on the commercial acceptance and profitability of our services, which has not yet been achieved. We may never achieve profitability.

         WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

         In light of the risks described in this section and other factors, our auditors have expressed considerable doubt as to our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from our operations or to raise additional capital through debt or equity financings to meet our working capital and joint venture capital contribution obligations. At March 31, 2001, we had working capital of $1,739,906. We estimate that we will be required to raise approximately $6 million in additional capital during 2001 to meet our working capital requirements for 2001. If we do not raise this capital, we will be unable to continue as a going concern and you may lose your entire investment. Our ability to raise capital may be further adversely affected by a pending litigation suit. See "Legal Proceedings".

         WE WILL NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS.

         Based on our plan of operation, we estimate we may require an additional $6 million in financing during 2001 to meet our capital requirements through 2001, and additional capital after 2001, which is anticipated to vary depending on the number of joint ventures we establish in China. Our capital requirements are difficult to plan in light of our current obligations to the Shekou Joint Venture, the Chengdu Joint Venture and the Deyang Joint Venture and our intent to enter into new joint ventures on similar terms. Currently, the Chengdu joint venture and the Deyang joint venture obligate us to make additional capital expenditures of $3.9 million and $4.5 million, respectively, over the next three years. In addition, we will require additional capital to fund the establishment of new joint ventures, the expansion of services provided by our joint ventures and our business development and marketing activities. We have signed letters of intent with nine potential joint venture partners on similar terms. We anticipate that we will enter into final joint venture agreements with Changsha Guang Da in the third quarter of 2001 and we anticipate final joint venture agreements with Beijing Gehua, Chongqing and Shanghai Min Hang to be in place prior to the end of 2001. We anticipate that each new joint venture will require us to make an initial capital contribution of at least $1 million.

         Our inability to obtain sufficient capital to make these initial capital contributions to these joint ventures or to fund our obligations under our existing joint ventures may cause us to default on one or more of our joint venture agreements and cause us to lose our capital investment in such joint venture. A loss of our joint venture interest may have a material adverse effect on our business, financial condition and results of operations. For more information on our capital and financing requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         FOREIGN-INVESTED ENTITIES ARE PROHIBITED FROM OPERATING
TELECOMMUNICATIONS SERVICES IN CHINA AND WE MIGHT BE CONSIDERED TO BE OPERATING A TELECOMMUNICATIONS SERVICE.

         Current Chinese regulations prohibit foreign-invested entities from operating or participating in the operation of telecommunications services in China without the approval of China's State Council. Foreign-invested entities have attempted to operate or participate in the operation of telecommunication services in China without State Council approval, but the Chinese government has required a significant number of them to be restructured or terminated. Our joint ventures in China provide equipment and technical services that help support the activities of licensed Chinese operators and do not operate or participate in the operation of telecommunication services in China. However, if the relevant authorities take the view that our joint ventures operate or participate in the operation of telecommunications services in China, they could require us to restructure or terminate our joint ventures. Such an action would have a material adverse effect on the way we conduct our business in China.

         WE ARE DEPENDENT UPON OUR CHINESE JOINT VENTURE PARTNERS WHO MAY HAVE INTERESTS DIFFERENT FROM OUR INTERESTS.

         Establishing and maintaining good relationships with Chinese joint venture partners is critical to our ability to generate sufficient revenues to achieve commercial success, but we may have conflicts of interests with them.

         Under current Chinese laws and regulations, foreign-invested entities are permitted to provide technical services to Chinese providers of broadband services or to their customers, but are not permitted to own or operate broadband networks in China. Our strategy is to form joint ventures with Chinese entities that are licensed to own and operate broadband networks in China. Our Chinese joint venture partners will share in the profits generated by our joint ventures. Conflicts of interest may arise between us and our Chinese joint venture partners with respect to a number of issues, including the amounts of the separate service fees that our Chinese joint venture partners and our joint ventures will charge to our mutual customers, the distribution of the profits of our joint ventures and other business, management or strategic matters. In addition, under the terms of our joint venture agreements, we will lose the right to appoint a majority of the directors of the joint venture in or about the fifth year of the joint venture term and will not be able to control management decisions if any joint venture over the entire joint venture term.

If we are unable to maintain good relationships with our Chinese joint venture partners or if we are unable to resolve conflicts with them in a mutually acceptable manner, our ability to operate our joint ventures and our business profitably will be materially adversely affected.

         WE WILL BE UNABLE TO OFFER OUR SERVICES IF OUR JOINT VENTURE PARTNERS ARE UNABLE TO OBTAIN THE NECESSARY PERMITS FOR PROVISION OF INTERNET ACCESS.

         Our Chinese joint venture partners must obtain and maintain Internet operating permits to offer Internet services and must lease bandwidth from China Telecom or another international gateway to provide subscribers with access to the Internet. Our Chinese joint venture partners in the Shekou and Chengdu joint ventures, respectively, received permits to engage in the business of providing connections to international computer information networks from the Posts and Telecommunications Administration Bureau of Guangdong Province and Sichuan Province, respectively. The permits are valid for five years. Regulatory requirements may change and Internet operating permits may not continue to be available to our Chinese partners, which could adversely affect our ability to operate in China. In addition, China Telecom or another international gateway may compete with us in certain markets and may not lease bandwidth to our Chinese joint venture partners in those areas on acceptable terms or at all, which could prevent those joint ventures from operating.

         THE CHINESE GOVERNMENT MAY FORCE OUR JOINT VENTURE PARTNERS TO PERMIT COMPETITORS TO USE THEIR BROADBAND NETWORKS, WHICH COULD ELIMINATE ANY ADVANTAGE THAT OUR JOINT VENTURES MAY HAVE IN DELIVERING THEIR SERVICES.

         Our business model is based on entering into exclusive agreements to provide equipment and technical services to customers of our joint venture partners. Our Chinese joint venture partners may be required by law to grant competitors access to their broadband networks systems and their customers. In that event, our competitors could potentially provide services that compete with our joint ventures' services, and eliminate any competitive advantage we have of being an exclusive service provider.

         WE MUST MANAGE OUR GROWTH OR WE WILL BE UNABLE TO SUCCESSFULLY COMMERCIALIZE OUR INTERNET-RELATED SERVICES.

         Our business strategy is to grow through entering into joint venture relationships throughout China. We have entered into the Shekou and Chengdu Joint Ventures and anticipate that the joint ventures with Deyang, Changsha, Beijing Gehua, Chongqing and Shanghai Min Hang will receive governmental approval during 2001. In addition, we may enter into other joint ventures in geographically dispersed locations throughout China. The expansion of our organization could place a significant strain on our ability to deliver quality support services to our customers. Specifically, the following factors may affect our ability to manage our growth:

         o we may not have adequate resources to expand our operational, financial and management information systems to accommodate the growth of our organization;

         o the process of locating and hiring qualified, bilingual technical, engineering and management personnel is time consuming and expensive and we may be unable to hire, train and retain additional qualified personnel with sufficient experience to assist us in developing and managing our joint ventures in China as we grow; and

         o as our organization expands, our management team may not have sufficient time to effectively manage our relationships with joint venture partners, governmental agencies, suppliers, service providers and other third parties.

         If we are unable to manage our growth, we will not be able to fully exploit the market opportunities for broadband-related services in China.

         OUR JOINT VENTURES MIGHT NOT BECOME PROFITABLE ENOUGH TO DISTRIBUTE DIVIDENDS THAT WE CAN USE FOR OUR CASH REQUIREMENTS.

         Our joint ventures may never become profitable. If our joint ventures are not profitable, or we do not receive distributions from our joint ventures, we may be unable to meet our financial obligations or to continue as a going business concern.

         At December 31, 2000, our joint ventures generated only nominal revenues from their operations. At August 3, 2001, the Shekou Joint Venture had 3,173 subscribers and the Chengdu Joint Venture had only 554 subscribers. We estimate that our Shekou Joint Venture must maintain a subscriber base of at least 3,000 users to reach profitability and our Chengdu Joint Venture must maintain a subscriber base of at least 4,000 users to reach profitability. We do not anticipate that we will receive any distribution from these joint ventures until they are profitable. In addition, if any of our existing or future joint ventures incurs debt on its own behalf in the future, the instruments governing the debt may restrict the joint venture's ability to pay dividends or make other distributions to us.

         CHINESE LEGAL RESTRICTIONS AFFECT OUR JOINT VENTURES' ABILITY TO DISTRIBUTE DIVIDENDS TO US.

         We will rely on dividends and other distributions paid by our Chinese joint ventures for our cash requirements, including the funds necessary to service any debt we may incur. Chinese legal restrictions permit payment of dividends by a Sino-foreign joint venture only out of its net income, if any, determined in accordance with Chinese accounting standards and regulations. Under Chinese law, a Sino-foreign joint venture will also be required to set aside a portion of its net income each year to fund certain reserve funds. These reserves are not distributable as cash dividends.

RISKS RELATING TO OUR MARKETS

         OUR SUCCESS WILL DEPEND ON PUBLIC ACCEPTANCE OF INTERNET SERVICES IN CHINA, WHICH REMAINS UNPROVEN.

         If there is a lack of acceptance or slow growth of the Internet in China, the number of subscribers to our service and our revenues could be adversely affected.

         The market for Internet services in China has only recently begun to develop. Only a small percentage of the population in China has Internet access. See "Growth of Internet Usage in China." Our future results of operations will depend substantially upon the increased use of the Internet in China. Businesses and consumers in China may be deterred from purchasing Internet-related services for the following reasons:

         o  inconsistent quality of service;

         o  lack of availability of cost-effective service; and

         o  a lack of tools to simplify Internet access and use in China.

         OUR CHINESE PARTNERS FACE INTENSE COMPETITION WHICH COULD ADVERSELY AFFECT THEIR ABILITY TO PENETRATE THE MARKET FOR INTERNET-RELATED SERVICES IN CHINA.

         The market for Internet access and Internet-related services in China is intensely competitive and the Internet industry is constantly evolving. Some of the competitors of our Chinese joint venture partners are major Chinese telecommunications operators, such as China Telecom, Jitong and Unicom.

         These competitors may have advantages over our Chinese partners, including:

         o substantially greater financial and technical resources, which may allow them to expand their operations more quickly, offer a broader range of services and offer services at more competitive prices;

         o more extensive and well developed marketing and sales networks, which may allow them to grow their subscriber bases more quickly and efficiently than our Chinese joint ventures;

         o greater brand recognition, which may influence a subscriber's purchase decision;

         o larger subscriber bases, which may provide economies of scale and operating efficiencies not available to our Chinese joint ventures partners;

         o  longer operating histories; and

         o more established relationships with government officials, joint venture partners, equipment specialists and/or other strategic partners.

         Our Chinese partners may be unable to successfully compete with these established competitors, which may adversely affect the ability of our joint ventures to gain market share and operate profitably.

         OUR GROWTH DEPENDS ON THE ESTABLISHMENT OF AN ADEQUATE
TELECOMMUNICATIONS INFRASTRUCTURE BY THE CHINESE GOVERNMENT.

         The Internet infrastructure in China may be unable to support the demands associated with continued growth. Access to the Internet is made primarily through Internet backbones of separate national interconnecting networks that connect through several international gateways. The Internet backbones and international gateways are owned and operated by Chinese government-controlled enterprises, and are the only channels through which the domestic Chinese Internet network can connect to the international Internet network. As a result, we will continue to depend on the Chinese government and state-owned enterprises to establish and maintain a reliable Internet and telecommunications infrastructure through which our joint venture's customers can access the Internet.

         If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government and state-owned enterprises, our business, financial condition and results of operations could be materially and adversely affected.

         WE MAY NOT BE ABLE TO FREELY CONVERT RENMINBI INTO FOREIGN CURRENCY, WHICH COULD LIMIT THE ABILITY OF OUR JOINT VENTURES IN CHINA TO OBTAIN SUFFICIENT FOREIGN EXCHANGE TO SATISFY THEIR FOREIGN EXCHANGE REQUIREMENTS OR TO PAY DIVIDENDS TO US.

         Our joint ventures may not be able to obtain sufficient foreign exchange to satisfy their foreign exchange requirements or pay dividends to us. Substantially all of our revenues and operating expenses are denominated in Renminbi while a portion of our capital expenditures are denominated in US dollars.

         Under current Chinese regulations, the payment of dividends, trade and service-related foreign transactions to a foreign investor of a foreign-invested enterprise such as our joint ventures, is treated as a "current account" payment for which the approval of the State Administration of Foreign Exchange is not required. However, in order to distribute dividends our joint ventures must file documentation to a designated foreign exchange bank that certifies that all requirements have been met such as payment of the joint venture's taxes, board of directors' approval and a capital verification report issued by an accounting firm. A return of capital, which includes foreign direct investment, upon the dissolution of a foreign-invested enterprise such as our joint ventures, is treated as a "capital account" payment and requires the State Administration of Foreign Exchanges' approval in addition to the filing of documentation.

         Our joint ventures may currently convert Renminbi for transactions under the "current account" without the approval of the State Administration of Foreign Exchange for settlement of "current account" transactions, including payment of dividends, by providing commercial documents evidencing these transactions. They may also retain foreign exchange in their current accounts (subject to a ceiling approved by the State Administration of Foreign Exchange) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese governmental authorities may limit or eliminate the ability of our joint ventures to purchase and retain foreign currencies in the future. Such change of policy would materially and adversely affect our business, financial condition and results of operations.

         WE MAY SUFFER CURRENCY EXCHANGE LOSSES IF THE RENMINBI DEPRECIATES RELATIVE TO THE U.S. DOLLAR.

         Our reporting currency is the U.S. Dollar. However, substantially all of our assets and revenues are denominated in Renminbi or RMB. Our assets and revenues expressed in our U.S. Dollar financial statements will decline in value if the Renminbi depreciates relative to the U.S. Dollar. Any such depreciation could adversely affect the market price of our common stock. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert Renminbi into U.S. Dollars.

         OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THE RELATIONSHIP BETWEEN CHINA AND THE UNITED STATES.

         We are a Nevada corporation and subject to the laws of the United States. Our principal business is conducted through joint ventures in China and our business is directly affected by political and economic conditions in China. Our business may be adversely affected by the diplomatic and political relationships between the U.S. and China and by the Chinese public perception of U.S. companies. The diplomatic and political relationships between the U.S. and China have recently been strained by the mid-air collision between a U.S. surveillance aircraft and a Chinese military plane in April 2001 and the U.S. sale of arms to Taiwan. These incidences may adversely affect Chinese government and public opinion of U.S. corporations conducting business in China and may affect our joint venture partners' ability to obtain regulatory approval to operate in China or affect their ability to market services to customers. In addition, boycotts, protests, governmental sanctions and other actions that affect the ability of our joint venture partners to offer services in China could adversely affect our ability to operate profitably in China.

RISKS RELATING TO CHANGING INTERNET TECHNOLOGIES

         THE MARKET FOR INTERNET-RELATED SERVICES IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES, AND OUR TECHNOLOGIES MAY NOT BE POPULAR OR MAY BECOME OBSOLETE.

         If the technologies or standards applicable to the services offered by our joint ventures become obsolete or fail to gain widespread consumer acceptance, our joint ventures may be unable to obtain a sufficient number of subscribers to operate profitably. The Internet services industry is characterized by rapid technological advances, evolving industry standards, changes in user requirements and frequent new service introductions and enhancements. For example, a number of broadband technologies, such as asymmetrical digital subscriber line services, have demonstrated competing technological advantages against broadband Internet access service and may become more popular with subscribers in the future. The introduction of new products or services or the emergence of new technologies may allow competitors to provide Internet access to subscribers at a lower cost, higher speed or with greater reliability than our joint ventures are able to provide. Our joint ventures have invested substantial capital for equipment and technology to enable Internet access and may not be able to recover these investments if technological changes render this equipment or technology obsolete. We cannot predict the likelihood of these changes and we cannot assure you that any technological changes will not materially adversely affect our ability to compete.

OTHER RISKS

         WE MAY BE ADVERSELY AFFECTED BY A LAWSUIT FILED AGAINST US AND OUR CHIEF EXECUTIVE OFFICER.

         On March 29, 2001, a legal action was filed against us and our Chief Executive Officer by certain investors, seeking among other things, damages in the amount of $7,000,000, an accounting of profits and a order which may prohibit us from expending funds to fund our business. See "Legal Proceedings." If the court grants the order prohibiting us from expending funds to fund our operations, we will be unable to meet our obligations as they become due and may be forced to suspend our operations. In addition, if the plaintiffs are successful and are awarded damages, we may be required to sell some or all of our assets or liquidate our business in order to pay the awarded damages. Our defense of the legal action is expected to require us to spend resources that we would otherwise use in the development of our business and may adversely affect our ability to raise additional financing.

         OUR SHAREHOLDERS MAY NOT BE ABLE TO ENFORCE U.S. CIVIL LIABILITIES CLAIMS IN THE BRITISH VIRGIN ISLANDS AND CHINA.

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

         BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR SHARES BECAUSE THEY ARE CONSIDERED PENNY STOCKS AND ARE SUBJECT TO THE PENNY STOCK RULES.

         Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "a penny stock". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTCBB, and the price of our shares ranged from $.75 (low) to $10.00 (high) during the period from September 25, 2000 to August 7, 2001. The closing price of our shares on August 7, 2001 was $1.00. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

         Big Sky Network, has an office located at 1002, Building C, Huiyuan Apartment, Asia Game Village, Beijing, China, 10010. Our joint ventures maintain offices located at Room 808, Zhaoshang Building, Shaoshang Road, 518067 Shekou, Shenzhen, Guangdong, China, and Zongnan Residential Area, Tai D4, Shenglong Street, Consulate Road, Chengdu, Sichuan 610041 Chengdu, Sichuan Province, China.

ITEM 3. LEGAL PROCEEDINGS.

         On April 18, 2001, we were served with a Statement of Claim which was filed on March 29, 2001, in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0101-07232), naming China Broadband Corp. and Matthew Heysel as defendants. The Orbiter Fund Ltd., The Viator Fund Ltd., Lancer Offshore Inc. and Lancer Partners Limited Partnership (collectively, the "Plaintiffs") allege that Mr. Heysel made certain misrepresentations to the Plaintiffs in connection with the Plaintiffs' purchase of 500,000 shares of China Broadband Corp.'s common stock at $1.00 per share and 866,667 shares of China Broadband Corp.'s common stock at $7.50 per share. The Plaintiffs are seeking, among other things, damages in the amount of $7,000,000, an accounting of profits and a preservation order preserving the funds obtained from the Plaintiffs.

         We believe the claim against ourselves and Mr. Heysel is without merit. On May 18, 2001, we filed our Statement of Defence and have submitted a request to the Court of Queen's Bench of Alberta for acceleration of process.

         On June 29, 2001, we entered into an Indemnity Agreement with Matthew Heysel. Under this agreement, we indemnify Mr. Heysel, our Chairman and Chief Executive Officer, against any and all damages, costs, liabilities, charges and expenses arising from the current claim against us and Mr. Heysel.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

         The annual meeting of Shareholders was held on June 29, 2001 at which the following items were voted upon:


ITEM                                                             FOR          AGAINST        ABSTAIN      NON-VOTE
----                                                             ---          -------        -------      --------

1) Election of members of the Board of Directors
     Ian Aaron                                                  10,738,066       250,000             --           --
     John Brooks                                                10,738,066       250,000             --           --
     Matthew Heysel                                             10,737,966       250,100             --           --
     Richard Hurwitz                                            10,738,066       250,000             --           --
     Thomas Milne                                               10,738,066       250,000             --           --
     Daming Yang                                                10,738,066       250,000             --           --

2) Approve the appointment of Deloitte & Touche LLP             10,988,066             0             --           --

3) Approval and adoption of the China Broadband                 10,367,628       250,200         10,100      360,138
    Corp. 2000 Stock Option Plan


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


                         2000                              HIGH            LOW
                                                          ------          -----
  Third Quarter (September 25 through September 30,       $10.00          $7.00
  2000)
  Fourth Quarter                                           $9.50          $4.19

                         2001
  First Quarter                                            $6.50          $3.06

  Second Quarter                                           $3.75          $0.91

  Third Quarter (July 1 through August 7, 2001)            $1.20          $0.75


         Quotations commenced on the NASDAQ-OTC-BB on September 25, 2000. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         The price of our common stock on the NASDAQ-OTC-BB on December 29, 2000 was $7.00, $3.25 on March 30, 2001 and $1.00 on August 7, 2001.

         We have never paid dividends on our common shares. We do not anticipate paying any dividends in the foreseeable future.

         As of August 7, 2001 we had approximately 80 shareholders of record.

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

         On April 14, 2000, China Broadband Corp. issued 13,500,000 shares of common stock for all of the issued and outstanding stock of China Broadband
(BVI) Corp. to 18 shareholders of China Broadband (BVI), including Matthew Heysel, our Chief Executive Officer, Daming Yang, our President, Wei Yan, Kai Yang, Qifeng Xue, Donghe Xue, Lu Wang, Wallace Nesbitt, Western Capital, Pamela Hallisey, R. Scott Hutcheson, David Beatty, Fevzi Ogelman, Malcolm Albery, Lombard Odier & Cie, 850015 Alberta Ltd., 728871 Alberta Ltd. and 588063 Alberta Ltd. No offer or sale was made by any form of general solicitation or general advertising. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

         On April 14, 2000, China Broadband Corp. issued 500,000 shares to accredited investors at $0.20 per share for gross proceeds of $100,000. No offer or sale was made by any form of general solicitation or general advertising. These securities were issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933 to the following Non-U.S. persons outside the United States: Precise Details, Inc., a company beneficially owned by Thomas Milne, our Chief Financial Officer, Patrimer Investments Inc., Lobsinger Management Inc., Julie Poznanski, Carmen Kwan and Lombard Odier & Cie. We issued 50,000 shares to Richard M. Hurwitz, a director, in a private placement, pursuant to Section 4(2) of the Securities Act of 1933.

         On April 14, 2000, China Broadband Corp. granted options to officers, directors and consultants to China Broadband Corp. exercisable to acquire a total of 4,175,000 at $1.00 per share. The options were granted to the following officers, directors and consultants:

NAME                   # OF OPTIONS      NAME                       # OF OPTIONS
----                   ------------      ----                       ------------
Michael Lobsinger(1)        800,000      Qifeng Xue(1)                   100,000
Danai Suksiri(2)            500,000      Donghe Xue(1)                   100,000
Matthew Heysel(1)           500,000      Lu Wang(1)                      100,000
Daming Yang(1)              500,000      WRW Investments Ltd.(1)         250,000
Wei Yang(1)                 500,000      Ken Barnes(1)                    50,000
Ian Aaron(2)                100,000      Jodi Larmour(1)                  50,000
Bing Ho(1)                  100,000      Rob Phare(1)                     25,000
Bernie Poznanski(1)         100,000      Larry Timluck(1)                 25,000
Richard Hurwitz(2)          100,000      Michael Morrison(2)              25,000
Thomas Milne(1)             100,000      Xinhua Duang(1)                  25,000
Kai Yang(1)                 100,000      Greg Bawdon(2)                   25,000

         These securities were issued to 1) non U.S. persons outside the United States and 2) to U.S. persons pursuant to exemptions from registration available under Regulation S and under Section 4(2) of the Securities Act of 1933. No offer or sale was made by any form of general solicitation or general advertising.

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

         In November 1, 2000, China Broadband Corp. granted options to officers, directors and employees to China Broadband Corp. exercisable to acquire a total of 650,000 at $7.50 per share. The options were granted to the following officers, directors and consultants:


                  NAME                         # OF OPTIONS
                  ----                         ------------
                  Rolland Long(1)                   100,000
                  Teddy Yung(2)                     200,000
                  Richard Lam(2)                    100,000
                  Matthew Heysel(1)                  50,000
                  Daming Yang(1)                     50,000
                  Thomas Milne(1)                   150,000

         These securities were issued to 1) non U.S. persons outside the United States and 2) to U.S. persons pursuant to exemptions from registration available under Regulation S and under Section 4(2) of the Securities Act of 1933. No offer or sale was made by any form of general solicitation or general advertising.

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

         On November 1, 2000, China Broadband Corp. issued warrants to Kenneth Barnes, a non-U.S. Person outside the United States, exercisable to acquire a total of 50,000 at $1.00 per share. These securities were issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933.

         On February 2, 2001, China Broadband Corp. granted options exercisable to acquire 550,000 common shares at $7.50 per share to officers, directors and consultants. The options were granted to the following officers, directors and consultants:

                  NAME                          # OF OPTIONS
                  ----                          ------------
                  Jodi Larmour(1)                    50,000
                  Qun He(1)                         100,000
                  Barry Mackie(1)                   300,000
                  John Brooks(2)                    100,000

         These securities were issued to 1) non U.S. persons outside the United States and 2) to U.S. persons pursuant to exemptions from registration available under Regulation S and under Section 4(2) of the Securities Act of 1933. No offer or sale was made by any form of general solicitation or general advertising.

         On June 29, 2001, we granted options exercisable to acquire 460,000 common shares at $1.00 per share, to directors and a consultants. The options were granted to the following persons:

                  NAME                          # OF OPTIONS
                  ----                          ------------
                  Ian Aaron(2)                      150,000
                  John Brooks(2)                    150,000
                  Richard Hurwitz(2)                150,000
                  Mitzi Murray(1)                    10,000

         These securities were issued to 1) non U.S. persons outside the United States and 2) to U.S. persons pursuant to exemptions from registration available under Regulation S and under Section 4(2) of the Securities Act of 1933. No offer or sale was made by any form of general solicitation or general advertising.

         On July 27, 2001, we issued a warrant to Canaccord International Ltd., a non-U.S. entity outside the United States, exercisable to acquire a total of 500,000 common shares at $1.00 per share. These securities were issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.


                             SUMMARY FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:

        ---------------------------------------- --- -------------------------- -------------------------

                                                        PERIOD FROM INCEPTION          THREE MONTH
                                                      FEBRUARY 1, 2000 THROUGH         PERIOD ENDED
                                                         DECEMBER 31, 2000           DECEMBER 31, 2000
        ---------------------------------------- --- -------------------------- -------------------------

        Net sales..........................                  $ 208,333                         $0
        ---------------------------------------- --- -------------------------- -------------------------

        Loss from operations...............                 $3,477,065                 $2,578,910
        ---------------------------------------- --- -------------------------- -------------------------

        Net loss...........................                 $3,597,180                 $2,520,603
        ---------------------------------------- --- -------------------------- -------------------------

        Basic and diluted loss per common
        share .............................                    $ (0.20)                    $(0.14)
        ---------------------------------------- --- -------------------------- -------------------------

        Book and diluted weighted average                   17,696,752                 17,696,752
        common shares outstanding..........
        ---------------------------------------- --- -------------------------- -------------------------

AS OF DECEMBER 31, 2000:

        ---------------------------------------- --- --------------------------

        Cash and cash equivalents..........                 $ 4,668,128
        ---------------------------------------- --- --------------------------

        Working capital....................                 $ 2,898,608
        ---------------------------------------- --- --------------------------

        Total assets.......................                $ 19,004,945
        ---------------------------------------- --- --------------------------

        Long-term obligations..............                           -
        ---------------------------------------- --- --------------------------

        Total stockholders' equity.........                $ 17,054,105
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

         On April 14, 2000, we completed a reverse-split of our common stock on a .65104 for 1 basis reducing our issued and outstanding share capital to 1,509,850 shares of common stock. All information contained in this annual report gives effect to the reverse-split.

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

         Following our acquisition of China Broadband (BVI) Corp., SoftNet Systems Inc. acquired an additional 40,000 common shares of China Broadband
(BVI) Corp.'s subsidiary, Big Sky Network Canada Ltd. at a price of $2 million. The 40,000 shares of Big Sky Network, when added to 10,000 shares of Big Sky Network previously acquired by SoftNet for $500,000, increased SoftNet's ownership in Big Sky Network to 50%. The original $500,000 invested in Big Sky Network was used for working capital and the further $2.0 million was used to fund Big Sky Network's Shekou joint venture. On September 29, 2000, we purchased SoftNet's 50% interest in Big Sky Network through China Broadband (BVI) Corp., bringing our indirect ownership interest in Big Sky Network to 100%, for $12,697,500 in the form of the following consideration:

         o  $2,500,000 in cash;

         o a promissory note in the principal amount of $1,700,000, due September 29, 2001, with interest payable at maturity at the rate of 8% per annum;

         o forgiveness of debt owed, if any, as at the closing date of the transaction. No debt was owed as of the closing date; and

         o 1,133,000 shares of our common stock at a deemed value of $7.50 per share.

         Subsequent to our acquisition of China Broadband (BVI) Corp., China Broadband Corp. completed three private placements totaling 3,331,667 shares of common stock for net proceeds of $11,316,692.

         We, China Broadband Corp., are a development stage company, which means we are in the process of developing our business. We have incurred losses since our inception, and we anticipate that we will continue to incur losses in the foreseeable future. Our auditors have expressed considerable doubt that we will be able to continue. Management is addressing this concern with a plan of equity and debt financing and profits from future dividends from our joint ventures.

RESULTS OF OPERATIONS

         This review will be limited to activities and operations during the 2000 fiscal year, as, in prior years, the Company was inactive. Therefore year on year comparisons would not provide any additional relevant information on our Company.

PERIOD FROM INCEPTION (FEBRUARY 1, 2000) THROUGH DECEMBER 31, 2000

          We had no business activities prior to February 1, 2000. On April 25, 2000, Big Sky Network issued 40,000 shares to SoftNet Systems, Inc., a third party, and, as a result, we no longer controlled Big Sky Network. As a result, we deconsolidated the accounts of Big Sky Network from April 25, 2000 onward. For the period from April 26, 2000 to September 28, 2000, we account for our investment in Big Sky Network using the equity method, resulting in an equity loss of $181,471 for the period. On September 29, 2000, we acquired 50% interest (50,000 shares) which we did not hold in Big Sky Network from SoftNet Systems, Inc., bringing our ownership to 100%. As consideration for the 50,000 shares of Big Sky Network Canada, Ltd., we paid SoftNet Systems, Inc. $12.7 million as follows: $2,500,000 in cash, a promissory note in the principal amount of $1,700,000, forgiveness of debt if any, and issued 1,133,000 shares of our common stock at the fair market value of $8,497,500. At the closing date of the transaction SoftNet had no debt owed to us. We are required to pay principal and accrued interest, at a rate of 8% per annum under the promissory note, on September 30, 2001. As a result of our purchase of SoftNet's interest in Big Sky Network, we had additional non-cash expenses related to the inclusion of the equity share of losses in our Chinese joint ventures and depreciation and amortization of capital and intangible assets in our financial statements.

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

         During the three months ended December 31, 2000, the Shekou Joint Venture began receiving revenues from subscribers and earned operating revenue of approximately RMB600,000 (US$72,288) during the quarter.

         EXPENSES. We incurred general operating expenses of $3,685,398. These expenses included:

                  GENERAL AND ADMINISTRATIVE EXPENSES

Calgary Office                                                  $466,830
Beijing Office                                                   572,999
Professional Services                                            988,148
Investor Relations                                               911,945
Amortization                                                     579,011
Non-Cash Stock Compensation                                       67,093
Miscellaneous                                                     99,373
                                                                  ------
                                                              $3,685,398
                                                              ==========

         During the fourth quarter, general and administrative expenses where higher, primarily due to increased public relations and strategic relations activities, including travel and expenses, in connection with the launch of our Chengdu operations. Amortization and depreciation expenses resulted primarily from the acquisition of 50% of Big Sky Network.

         Calgary office expenses included insurance, rent, telephone, utilities, office supplies and short term contract assignments not relating to the joint ventures. Beijing office expenses similarly included office rent, insurance, accommodations for contract personnel on short-term assignments, travel and promotion and compensation and operating costs not related to the joint ventures.

         Professional services included legal expenses of $355,064 related to U.S. reporting requirements, Chinese legal and regulatory requirements, legal fees related to our acquisition of SoftNet's interest in Big Sky Network, preparation of joint venture related documents, legal actions relating to trademark protection. Also included in professional services are accounting and audit expenses of $131,336 and executive management fees of $512,315 relating the negotiations of various joint venture agreements in China.

         The significant expenses underlying investor relations costs included fees of $282,047 paid to an investment-banking firm for services in connection with the acquisition of SoftNet's 50% interest in Big Sky Network, fees of $361,659 relating the launch of commercial operations and our lighting up ceremonies at our Chengdu and Shekou locations and services of an investor relations firm of $62,289.

         Consulting expenses and travel expenses incurred during the period from inception (February 1, 2000) to December 31, 2000 were primarily related to the negotiation of various joint venture agreements in China. All working costs of operating our office in Beijing, such as consulting fees, office space costs, entertainment and travel are expressed as Beijing Office expenses.

         We anticipate that expenses will increase during 2001 for the following reasons:

         o We intend to continue to negotiate and finalize letters of intent and definitive agreements to form joint ventures;

         o Our joint ventures will begin extensive marketing and promotional campaigns to build subscription bases in Shekou and Chengdu;

         o We will incur expenses related to the launch of our joint venture services in Deyang and Changsha and other potential areas;

         o  We will incur costs associated with finance raising activities;

         o We will incur costs related to hiring additional personnel to provide management, technical and support services to its growing organization; and

         o We will incur other costs related to implementing our business plan and financing our joint venture obligations.

         LOSSES. We had a loss of $3,477,065 from operations during the period. We also recorded the following equity losses:

         o $181,471 related to Big Sky Network's ongoing operating expenses before it became a wholly owned subsidiary;

         o $202,421 incurred by the Shekou Joint Venture related to leased office space, hiring employees to commence signing up subscribers and technical support staff in Shekou, China;

         o $43,706 from the expenses related to establishing the Chengdu Joint Venture.

         o Our loss for the period from inception (February 1, 2000) through December 31, 2000, after interest income of $307,483 was $3,597,180.

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

         On a consolidated basis, our operating cash expenditures are approximately $150,000-$200,000 per month. Our future cash requirements will depend on:

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

         We anticipate that we will be required to raise an additional $6 million to fund our current plan of operation through June 30, 2002. See "Plan of Operation."

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

         The growth of our business in China will require capital investments in China for the foreseeable future. The joint ventures have generated nominal revenues to date and any future profits will likely be re-invested in additional joint ventures. At a future date when surplus earnings in the joint ventures occurs, there can be no assurance that the joint ventures will be able to pay dividends from China due to restrictions under Chinese law. We estimate that the operating cash break even point for the facilities in Shekou will require the equivalent of 3,500 subscribers at present pricing structures. The Chengdu Joint Venture efforts to obtain paying subscribers has been slower than anticipated, and we estimate that operating cash break even point for the facilities in Chengdu will require the equivalent of 4,000 subscribers at present pricing structures. We cannot assure you that our joint ventures will attract a sufficient number of subscribers to become commercially profitable or that our projections will not change as a result of changes in the economic or other conditions.

         We are in discussions with prospective investors to raise additional financing through equity and debt financing. We are also negotiating with equipment suppliers to arrange vendor financing or equipment leasing. We cannot assure you that any additional financing can be finalized in the near future, if at all.

SUBSEQUENT EVENTS

         Subsequent to December 31, 2000, we completed the following transactions:

         On February 2, 2001,the Company issued an additional 550,000 stock options under the 2000 Stock Option Plan (See Note 7). The Options were granted at an exercise price of $7.50, fully vested, for a term of three years.

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

         On June 1, 2001, Shanghai Min Hang Cable Television Center forwarded to Big Sky Network an expression of interest in the two companies working together to form a joint venture.

         On June 18, 2001, Big Sky Network entered into a Memorandum of Understanding with Beijing Gehua Cable TV Networks Co., Ltd. to jointly develop broadband Internet network services. We are to supply equipment, technology, capital and personnel. Beijing Gehua will supply a network of 10,000 subscribers as a test group.

         On June 20, 2001, Big Sky Network entered into a Letter of Intent with Chongqing Branch of Ji Tong Network Communications Co., Ltd. to jointly build Internet networks. Under the terms of the agreement, we will provide 80 million RMB (US$ 9.64 million) and technical personnel. The agreement calls for the project to be deployed in two stages. The first stage consisting of connecting 60,000 households before the end of 2001 and stage two calls for the number of connected households to be 100,000.

         On July 10, 2001, Big Sky Network entered into a Memorandum of Understanding with Fujian Provincial Radio and TV Network Co. Ltd. to pursue negotiations to develop and build a broadband data transmission network jointly.

         On July 27, 2001, China Broadband Corp. and Canaccord International Ltd. completed a promissory note cancellation transaction, under which the $1,700,000 Promissory Note we issued to SoftNet was surrendered for cancellation Canaccord International Ltd. for the following consideration:

         o A Warrant to purchase 500,000 shares of our common stock at a price of $1.00 per share, exerciseable until July 27, 2003. The Warrant has not been registered and the Warrant was issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933.

         o A payment of $115,290.43 representing the accrued interest on the Promissory Note to the date to closing at the rate of 8% per annum.

         The Promissory Note, originally issued to SoftNet Systems, Inc. on September 29, 2000, was acquired by Canaccord International Ltd. in a private transaction between SoftNet and Canaccord.

         Our ability to deploy Internet connectivity in Changsha, Shanghai and Beijing will be constrained by our limited capital and human resources. We are continuing to establish strategic relationships with Chinese partners which will provide access to their infrastructure and subscriber base. We do not expect that every letter of intent will result in an actual deployment. Our priorities will be continuously evaluated to ensure our limited resources result in the largest possible footprint, readily available government approvals and significant early cash flow potential from subscribers. The Beijing and Shanghai relationships, if successfully deployed, will give us significant profile in the Chinese and Western business communities. We expect modest Internet connectivity in Beijing, Shanghai and Changsha in the third and fourth quarter, subject to government approval. We are targeting technology, commercial and manufacturing sectors initially, to establish base line cash flows. Thereafter, we will expand in selected residential markets.

OUTLOOK

         Our Shekou and Chengdu joint ventures demonstrated that providing equipment and technical services to users of broadband Internet services can be operational with investment of capital, equipment and technical skills. We believe that the demand for Internet access and services for individuals, schools and businesses in China will continue to increase. We estimate that our operational facilities in Shekou and Chengdu can be profitable with a subscriber base of approximately 3,000 and 4,000 users, respectively. Our third joint venture in Deyang is expected to receive governmental approval and permits prior to the end of 2001. Our preliminary agreement to form a joint venture with Changsha Guang Da, Beijing Gehua, Chongqing and Shanghai Min Hang are also expected to receive governmental approval and permits prior to the end of 2001. We believe that our marketing efforts in China will result in increased opportunities to expand our services to other key cities. Our goal is to enter into exclusive arrangements in provincial capital cities and other strategic locations in China

         We estimate that it requires approximately $1 million of capital, equipment and technical services to commence commercial Internet service in a new joint venture. Our current capital resources are limited. There can be no assurance that we will have sufficient financial, technical and human resources to undertake new joint ventures or maintain the joint ventures currently in service.

PLAN OF OPERATION

         As of August 7, 2001, our management anticipates that we currently have sufficient working capital to fund our current operations through the end of 2001.

         ESTIMATED CAPITAL REQUIREMENTS

         To fund our operations for the twelve months ending June 30, 2002, management estimates we will require additional capital of approximately $6 million. Our current capital and any additional funds raised are intended to fund the business operations of Big Sky Network, including the following:


                                                                            ESTIMATED FINANCIAL
                                                                        REQUIREMENTS FOR THE TWELVE
                                                                            MONTH PERIOD ENDING
                                DESCRIPTION                                    JUNE 30, 2002
                                -----------                                    -------------
       Shekou Joint Venture - Capital Contributions                                       $0
       Chengdu Joint Venture - Capital Contributions(1)                              750,000 (2)
       Deyang Joint Venture - Capital Contributions(1)                             1,000,000 (3)
       Changsha Guang Da Joint Venture - Capital Contributions(1)                  1,000,000 (4)
       Shanghai Min Hang Joint Venture - Capital Contributions(1)                    500,000 (5)
       Beijing Gehua Joint Venture - Capital Contributions(1)                        500,000 (5)
       Chongquing Joint Venture - Capital Contributions(1)                           500,000 (6)
       Technical Consulting Expenditures                                             100,000
       Management Consulting Expenditures                                            500,000
       Sales and Marketing Expenses                                                  600,000
       Legal and Professional Expenses                                               200,000
       General Administrative Expenses                                               700,000
       Capital Raising Expenditures                                                  100,000
       Overhead Expenses                                                             100,000
       Miscellaneous                                                                 100,000

       TOTAL                                                                      $6,650,000
                                                                                  ==========

       1) These estimates represent capital investments only and do not represent contributions of equipment or technical services. We intend to obtain vendor financing for the equipment required for these joint ventures.
       2) Under the terms of the Chengdu joint venture agreement, of the total investment of $3,000,000 required over the term of the agreement.
       3) Under the terms of the Deyang joint venture agreement, of the total investment of $4,500,000 required over the term of the agreement, we must provide $500,000 within 10 days of the joint venture partner obtaining all approvals and permits.
       4) The payment terms of our obligation of investing $18,000,000 is to be determined through our negotiations of the definitive joint venture agreement with our Chinese joint venture partner. We estimate our initial contribution will be $1 million in 2001.
       5) The capital investment terms are to be determined through further negotiations of joint venture agreements. We estimate our initial capital contribution will be $500,000 in 2001.
       6) The payment terms of our obligation of investing 80 million RMB (US$9.64 million) is to be determined through negotiations of the definitive joint venture agreement. We estimate our initial contribution will be $500,000 in 2001.

         The amount and timing of expenditures during the twelve months ending June 30, 2002 will depend on the success of any contracts we secure, and there is no assurance we will receive significant revenues or operate profitably. We anticipate that our current working capital is sufficient to satisfy our cash requirements through approximately the third quarter of 2001, thereafter we will require additional financing to continue as a going concern. Current cash resources are not anticipated to be sufficient to fund the next phase of our development and management intends to seek additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve our objective, or result in commercial success.

         We have entered into an agreement with Nortel Networks to allow us to purchase up to $250 million of equipment, software and services at special pricing for our joint ventures.

         We anticipate that we will hire additional technical, administrative and sales and marketing personnel during the twelve months ending June 30, 2002, although we have no current plans to do so. We also anticipate that our joint ventures will hire technical, administrative and sales and marketing personnel during 2001 to support their operations and to launch their services. We estimate that each joint venture will hire between 8 and 15 employees during 2001, subject to the joint venture's needs and the development stage of their business.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is included in pages F-1 through F-20 attached hereto and incorporated herein by reference. The index to the consolidated financial statements can be found on page 56.

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

         Through the date of this filing, there were no disagreements with the Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Arthur Andersen would have caused it to make reference thereto in its report on the financial statements for such year.
         Through the date of this report Arthur Andersen did not advise us with respect to any of the matters described below:

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


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         We employ our executive officers as consultants under the terms of individual consulting agreements. See "Employment and Consulting Agreements". The following table sets forth information, as of August 7, 2001, regarding our executive officers and directors:


------------------------------ ----------- -------------------------------------------------- -------------------
            NAME                  AGE                          POSITION                             SINCE
------------------------------ ----------- -------------------------------------------------- -------------------
Matthew Heysel                     44      Chairman of the Board, Chief Executive Officer     April 14, 2000
------------------------------ ----------- -------------------------------------------------- -------------------
Daming Yang                        44      Director and President                             April 14, 2000
------------------------------ ----------- -------------------------------------------------- -------------------
Tom Milne                          54      Director and Chief Financial Officer               April 14, 2000
------------------------------ ----------- -------------------------------------------------- -------------------
Barry Mackie                       57      Chief Technology Officer                           February 2, 2000
------------------------------ ----------- -------------------------------------------------- -------------------
Ian Aaron                          41      Director                                           February 2, 2000
------------------------------ ----------- -------------------------------------------------- -------------------
John Brooks                        40      Director                                           February 2, 2000
------------------------------ ----------- -------------------------------------------------- -------------------
Richard Hurwitz                    37      Director                                           February 2, 2000
------------------------------ ----------- -------------------------------------------------- -------------------
Teddy Ping Chang Yung              32      Vice President, Systems Engineering                February 2, 2000
------------------------------ ----------- -------------------------------------------------- -------------------
Richard Wing Kit Lam               24      Vice President, Network Engineering                February 2, 2000
------------------------------ ----------- -------------------------------------------------- -------------------

Matthew Heysel - Chairman of the Board, Chief Executive Officer

         Mr. Matthew Heysel has served as Chairman of the Board of Directors and Chief Executive Officer of China Broadband Corp. from April 14, 2000 to the present. He also serves as the Chairman of Big Sky Network Canada Ltd., (a subsidiary of China Broadband Corp.) and has held that position since January of 2000. Mr. Heysel is also a director of both of Big Sky Networks' joint ventures, Shenzhen China Merchants Big Sky Network Ltd. and Sichuan Huayu Big Sky Network Ltd., and has been a board member since each joint ventures' formation, September 1999 and July 2000, respectively. Previously, he served as an Investment Banker at Yorkton Securities, a Canadian independent securities firm, where he was responsible for corporate finance in the oil and gas sector from April 1997 through April 1999. From 1987 to 1997, Mr. Heysel was with Sproule Associates Limited, an independent economic evaluator of oil and natural gas reserves. During his tenure with Sproule, Mr. Heysel held the positions of Petroleum Engineer and Associate, Engineering Manager and Senior Associate and Manager - International Projects and Senior Associate. From October 1999 to the present, Mr. Heysel also serves as President and director of New Energy West Corp., a junior oil and gas exploration company which trades on the Canadian Venture Exchange under "NEC". In February 20001, Mr. Heysel was elected to the Board of Directors of M3 Energy Ltd., a junior oil and gas company.

Daming Yang - Director and President

         Mr. Yang has served on our Board of Directors and as our President since April 14, 2000. He has also served as the President and a member of the board of directors of Big Sky Network Canada Ltd., our subsidiary, since May of 1999. Mr. Yang is also a director of Shenzhen China Merchants Big Sky Network Ltd. and Sichuan Huayu Big Sky Network Ltd., and has been a board member since each joint ventures' formation, September 1999 and July 2000, respectively. From 1995 through 1998, Mr. Yang served as Vice President and then President of Tongli Energy Technical Service Co. Ltd., an importer of high-technology equipment to China where he was responsible for the day to day administration of the company and managed a staff of six. From 1989 to 1993, Mr. Yang was with Tri-City Survey Limited as a GIS Engineer. Mr. Yang holds a Master Degree in Aerial Photography and Remote Sensing from the Netherlands International Institute for Aerospace Survey and Earth Sciences.

Thomas Milne - Director and Chief Financial Officer:

         Mr. Milne has served on our Board of Directors, and as Vice President of Finance and Chief Financial Officer since April 14, 2000. He has also served as the Chief Financial Officer of Big Sky Network Canada Ltd, our subsidiary, since May of 1999. From 1985 through 1997, Mr. Milne was Vice President and Treasurer of NOVA Corporation, and director of NOVA Finance International. He was the Vice President, Finance and Chief Financial Officer of Arakis Energy, which was acquired by Talisman Energy Corp., from September, 1997 to October, 1998, an oil and gas company traded on the NASDAQ. Since March 1998, Mr. Milne has served as Chief Executive Officer of Precise Details, Inc., a consulting, investment management, real estate and automotive services company. Mr. Milne currently serves on the board of directors of Longview Petroleum Limited and Synenco Energy Limited. Mr. Milne also currently acts as Director and the Chief Financial Officer for M3 Energy Ltd, a junior oil and gas company and NoMatterWare, Inc., an application service provider. Mr. Milne is also a director of The Alberta Performing Arts Stabilization Fund and the Investment Committee of the University of Calgary Pension and Endowment Funds

Ian Aaron - Director

         Mr. Aaron has been the President and CEO of TVN Entertainment Corporation, a leading digital distribution services company since August 2000. Mr. Aaron joined TVN from SoftNet Systems, Inc., which trades on the NASDAQ
(SOFN), a global broadband and cable modem, satellite and wireless services company. Mr. Aaron served, from 1994-1999, as President of SoftNet, President of SoftNet's subsidiary ISP Channel and as SoftNet's Chief Technology Officer. Mr. Aaron is a seasoned telecommunications executive from Fujitsu GTE Communications (June 1982 to August 1987). He was President and founder of Communicate Direct, from August 1987 to October 1994, a leading telecom and datacom services company and is a member of the Board of Directors of TVN, Dot Cast, and China Motion. He earned two Bachelor of Science degrees from the University of Illinois in Electrical Engineering and Business and Communications.

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

Previously, Mr. Hurwitz acted as the Managing Director Europe with Bridge Information Systems Inc. a New York based financial information vendor, from 1990 to 1995.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:


------------------------ ------------------------------------------ ----------------- ---------------- -----------------
         NAME                        REPORTING PERSON                 FORM 3/# OF       FORM 4/# OF       FORM5/# OF
                                                                      TRANSACTIONS     TRANSACTIONS      TRANSACTIONS
------------------------ ------------------------------------------ ----------------- ---------------- -----------------
Matthew Heysel           Chairman and Chief Executive Officer            Late/1             N/A             Late/1

------------------------ ------------------------------------------ ----------------- ---------------- -----------------
Daming Yang              President                                       Late/1             N/A             Late/1

------------------------ ------------------------------------------ ----------------- ---------------- -----------------
Thomas Milne             Chief Financial Officer and Secretary           Late/2           Late/2            Late/1
------------------------ ------------------------------------------ ----------------- ---------------- -----------------

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Human Resources and Compensation Committee of the board of directors reviews and recommends to the board of directors the compensation and benefits of all our executive officers and establishes and reviews general policies relating to compensation and benefits of our employees. Messrs. Heysel, Yang, Brooks and Aaron are members of this committee. Mr. Heysel is a director and Chief Executive Officer. Mr. Yang is a director and President. None of our executive officers served as a director, executive officer or member of a compensation committee of another entity of which one of its executive officers served on our Human Resources and Compensation Committee.Except as described in "Related Party Transactions," no interlocking relationships exist between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

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

         Subsequent to December 31, 2000, the Board of Directors has met four times, the Audit Committee has met three times and the Human Resources and Compensation Committee met twice.

ITEM 10. EXECUTIVE COMPENSATION.

         We employ our executive officers as consultants to the Company. The following table sets forth the compensation paid to our Chief Executive Officer and two other most highly compensated executive officer for the years indicated. No other executive officer of China Broadband earned a salary and bonus for such fiscal year in excess of $100,000.


                                             SUMMARY COMPENSATION TABLE

                                ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                      ----------------------------------------------------------------------------------
                                                                          AWARDS              PAYOUTS
                                                               -----------------------------------------
                                                    OTHER        SECURITIES     RESTRICTED
                       FISCAL                       ANNUAL         UNDER        SHARES OR
                        YEAR                        COMPEN-     OPTIONS/SAR     RESTRICTED     LTIP
 NAME AND PRINCIPAL    ENDED   SALARY     BONUS     SATION      GRANTED (#)     SHARE UNITS    PAYOUTS   ALL OTHER
      POSITION          (1)      (US$)      (US$)     (US$)                       (US$)        (US$)    COMPENSATION
---------------------------------------------------------------------------------------------------------------------
Matthew Heysel,       2000     75,000(2)      0         0         550,000           0            0           0
Chief Executive       1999(3)     nil         0         0               0           0            0           0
Officer





Daming Yang,          2000     30,000(2)      0         0         550,000           0            0           0
President             1999(3)     nil         0         0               0           0            0           0

Thomas Milne,         2000     60,000(2)      0         0         250,000           0            0           0
Chief Financial       1999(3)     nil         0         0               0           0            0           0
Officer

James Charuk          2000(4)    nil(4)       0         0               0           0            0           0
                      1999       nil(5)       0         0               0           0            0           0

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

         On April 14, 2000, China Broadband Corp. granted options to officers, directors and consultants exercisable to acquire a total of 4,175,000 shares at $1.00 per share. We cancelled 50,000 options and issued 50,000 warrants with identical terms and conditions. On November 1, 2000, China Broadband Corp. granted options to officers, directors and consultants exercisable to acquire a total of 650,000 common shares at $7.50 per share. On February 2, 2001, China Broadband Corp. granted options to officers, directors and consultants exercisable to acquire a total of 550,000 shares at $7.50 per share. On June 29, 2001, we issued options to directors and a consultant exercisable to acquire 460,000 common shares at $1.00 per share. See "Stock Option and Warrant Grants".

         The following table sets forth information regarding stock option grants to our executive officers and directors:


                                  OPTION GRANTS
                                                                                                POTENTIAL REALIZED
                                                                                                 VALUE AT ASSUMED
                                                                                              ANNUAL RATES OF STOCK
                                                                                                PRICE APPRECIATION
INDIVIDUAL GRANTS                                                                                FOR OPTION TERM
---------------------------------------------------------------------------------------------------------------------

             (A)                      (B)              (C)           (D)           (E)            (F)         (G)
                                   NUMBER OF       % OF TOTAL
                                   SECURITIES        OPTIONS      EXERCISE
                                   UNDERLYING      GRANTED TO      OR BASE
                                OPTIONS GRANTED   EMPLOYEES IN      PRICE       EXPIRATION
             NAME                     (#)            FISCAL       ($/SH)(2)        DATE         5% ($)      10% ($)
                                                     YEAR(1)
------------------------------- ----------------- -------------- ------------ --------------- ------------ ----------
Matthew Heysel                    500,000               8.64%       $1.00       4/13/2005        138,150      305,250
                                   50,000               0.86%       $7.50       11/1/2003         59,100      124,125
Daming Yang                       500,000               8.64%       $1.00       4/13/2005        138,150      305,250
                                   50,000               0.86%       $7.50       11/1/2003         59,100      124,125
Thomas Milne                      100,000               1.73%       $1.00       4/13/2005         27,630       61,050
                                  150,000               2.59%       $7.50       11/1/2003        177,300      372,375
Barry Mackie                      300,000               5.19%       $7.50        2/2/2004        354,600      744,750
John Brooks                       100,000               1.73%       $7.50        2/2/2004        118,200      248,250
                                  150,000               2.59%       $1.00       6/29/2004         42,000       91,500
Ian Aaron                         100,000               1.73%       $1.00       4/13/2005         27,630       61,050
                                  150,000               2.59%       $1.00       6/29/2004         42,000       91,500
Richard Hurwitz                   100,000               1.73%       $1.00       4/13/2005         27,630       61,050
                                  150,000               2.59%       $1.00       6/29/2004         42,000       91,500
Teddy Ping Chang Yung             200,000               3.46%       $7.50       11/1/2003        236,400      496,500
Richard Wing Kit Lam              100,000               1.73%       $7.50       11/1/2003        118,200      248,250

(1) Based on options exercisable to acquire a total 5,785,000 shares to officers, directors, employees and consultants.
(2) The exercise price per shares was equal to or greater than the fair market value of the common stock on the date of grant as determined by the Board of Directors.

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

OPTION EXERCISES

         None of the Named Executive Officers have exercised options to purchase shares of our common stock as of August 7, 2001.

STOCK OPTION PLAN

         Our board of directors approved the creation of the 2000 Stock Option Plan. Under the plan, the board of directors may grant incentive and non-qualified options to acquire up to a total of 8,000,000 common shares to our directors, officers, employees and consultants. As of August 7, 2001, our board has granted options exercisable to acquire 5,785,000 common shares.

         The plan is intended to retain the services of our valued key employees and consultants and others that the plan administrator may select to:

         o encourage our employees and consultants to acquire a greater proprietary interest in China Broadband;

         o  serve as an aid and inducement in the hiring of new employees; and

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

         On June 29, 2001, we entered into an Indemnity Agreement with Matthew Heysel. Under this agreement, we indemnify Mr. Heysel, our Chairman and Chief Executive Officer, against any and all damages, costs, liabilities, charges and expenses arising from the current claim against Mr. Heysel and us.

         On August 8, 2001, we amended our By-laws to provide that, to the fullest extent permitted by law, we may indemnify our directors, officers and others who were or are a party to, or are threatened to be made a party to, any threatened, pending or completed action, suit or proceeding.

EMPLOYMENT AND CONSULTING CONTACTS

         We, through our subsidiaries, have entered into consulting agreements with key individuals, including our executive officers, who perform services for us as specified in the agreements. We use a standard form of consulting agreement, which defines terms of the agreement, services to be performed, compensation and benefits, confidentiality and individual specific benefits based on the requirements of the position. We have entered into the following consulting agreements:

         Mathew Heysel Consulting Agreement: Mathew Heysel provides services as our Chief Executive Officer on a full-time basis under the terms of a consulting agreement with MH Financial Management. We pay a base consulting fee in the annual amount of $120,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Heysel's services. The agreement is for a term of six months, expiring September 30, 2001, with renewal at the discretion of the board of directors. The agreement contains non-compete provisions that restricts Mr. Heysel from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Heysel is no longer contracted by us for any reason. Should we terminate the consulting agreement, Mr. Heysel would be paid $60,000 at the time of termination. The agreement provides that in the event of a change of control, Mr. Heysel is to be paid five percent (5%) of the value of the sale of our assets or the value of the transaction which would constitute a takeover of the company. This amount is to be paid within 10 days of the transaction. Takeover of the company is defined as:

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

         Daming Yang Consulting Agreement: Daming Yang provides services as our President on a full-time basis under the terms of a consulting agreement. The agreement is for a term of six months expiring on September 30, 2001. We pay a consulting fee in the annual amount of $60,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Yang's services. The agreement contains non-compete provisions that restricts Mr. Yang from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Yang is no longer contracted by us for any reason. The agreement has no change of control provisions.

         Thomas Milne Consulting Agreement: Thomas Milne provides services as our Chief Financial Officer on a full-time basis under the terms of a consulting agreement with Precise Details Inc. We pay a consulting fee in the annual amount of $96,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Milne's services. The agreement is for a term of six months and expires on September 30, 2001. The agreement contains non-compete provisions that restricts Mr. Milne from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Milne is no longer contracted by us for any reason. The agreement has no change of control provisions.

         Barry Mackie Consulting Agreement: Barry Mackie provides services as our Chief Technical Officer on a full-time basis under the terms of a consulting agreement. We pay a consulting fee in the annual amount of $120,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Mackie's services. The agreement was for a term of six months and expired on July 1, 2001. We are currently negotiating a renewal of Mr. Mackie's consulting agreement. Until such time as a new contract can be negotiated, we continue to operate under the terms of Mr. Mackie's previous agreement. The agreement contains non-compete provisions that restricts Mr. Mackie from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Mackie is no longer contracted by us for any reason. The agreement has no change of control provisions. In connection with Mr. Mackie's engagement, we agreed to grant Mr. Mackie options exercisable to acquire 300,000 shares of our common stock, vesting on the date of grant. On February 2, 2001, we granted Mr. Mackie options exercisable to purchase 300,000 shares of our common stock at an exercise price of $7.50, which vested immediately and expire on February 2, 2004.

         Richard Lam Consulting Agreement: Richard Lam provides services as our Vice President, Network Engineering on a full-time basis under the terms of a consulting agreement. Mr. Lam's consulting contract expired on April 1, 2001 and we are currently negotiating a renewal of Mr. Lam's consulting contract to be effective April 1, 2001. Until such time as a new contract can be negotiated, we continue to operate under the terms of Mr. Lam's previous contract. We pay a consulting fee in the annual amount of $84,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Lam's services. The agreement contains non-compete provisions that restricts Mr. Lam from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Lam is no longer contracted by us for any reason. The agreement has no change of control provisions. In connection with Mr. Lam's engagement, we agreed to grant Mr. Lam options exercisable to acquire 100,000 shares of our common stock, vesting on the date of grant. On November 1, 2000, we granted Mr. Lam options exercisable to purchase 100,000 shares of our common stock at an exercise price of $7.50, which vested immediately and which expire on November 1, 2003.

         Teddy Yung Consulting Agreement: Teddy Yung provides services as our Vice President, Systems Engineering on a full-time basis under the terms of a consulting agreement with YungPC AP. Mr. Yung's consulting contract expired on April 1, 2001 and we are currently negotiating a renewal of Mr. Yung's consulting contract to be effective April 1, 2001. Until such time as a new contract can be negotiated, we continue to operate under the terms of Mr. Yung's previous contract. We pay a consulting fee in the annual amount of $100,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Yung's services. The agreement contains non-compete provisions that restricts Mr. Yung from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Yung is no longer contracted by us for any reason. The agreement has no change of control provisions. In connection with Mr. Yung's engagement and under separate contract with Mr. Yung directly, we agreed to grant Mr. Yung options exercisable to acquire 200,000 shares of our common stock, vesting on the date of grant. On November 1, 2000, we granted Mr. Yung options exercisable to purchase 200,000 shares of our common stock at an exercise price of $7.50, which vested immediately and which expire on November 1, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of August 7, 2001 for:

         o  each of our directors and executive officers individually;

         o each person or group that we know owns beneficially more than 5% of our common stock; and

         o  all directors and executive officers as a group.

         Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 19,474,517 shares of common stock outstanding as of August 7, 2001, together with applicable options for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.


            NAME AND ADDRESS              NUMBER OF SHARES          PERCENT OF       PERCENTAGE AFTER
          OF BENEFICIAL OWNER            BENEFICIALLY OWNED   SHARES OUTSTANDING(1)      OFFERING
          -------------------            ------------------   ---------------------  ----------------

  OFFICERS AND DIRECTORS

  Matthew Heysel                            2,508,250(2)             12.53%(2)            12.53%(2)
  2080, 440-2 Avenue SW
  Calgary, Alberta  T2P 5E9

  Daming Yang                               2,473,750(3)             12.35%(3)            12.35%(3)
  2080, 440-2 Avenue SW
  Calgary, Alberta  T2P 5E9

  Thomas Milne                                295,700(4)              1.50%(4)             1.50%(4)
  2080, 440-2 Avenue SW
  Calgary, Alberta  T2P 5E9

  Ian Aaron                                   150,000(5)              0.76%(5)             0.76%(5)
  7th Floor, 2901 West Alameda Avenue
  Burbank, CA  91505

  John Brooks                                 151,000(10)             0.77%(10)            0.77%(10)
  16650 Chesterfield Grove Road
  Chesterfield, MO  63005

  Richard Hurwitz                             250,000(6)              1.27%(6)             1.27%(6)
  370-1610 des peres Road
  St. Louis, MO  63131-1850





            NAME AND ADDRESS              NUMBER OF SHARES          PERCENT OF       PERCENTAGE AFTER
          OF BENEFICIAL OWNER            BENEFICIALLY OWNED   SHARES OUTSTANDING(1)      OFFERING
          -------------------            ------------------   ---------------------  ----------------

  Barry Mackie                                301,000(11)             1.52%(11)            1.52%(11)
  16680 - 85A Avenue
  Surrey, BC  V4N 5A7

  Richard Lam                                 100,000(5)              0.51%(5)             0.51%(5)
  4 Ayrmont Lane
  Aberdeen, New Jersey  07747

  Teddy Yung                                  200,000(5)              1.02%(5)             1.02%(5)
  Apartment 3C
  136-35 Maple Avenue
  Flushing, New York  11355

  5% SHAREHOLDERS
  Wei Yang                                  2,423,750(7)             12.13%(7)            12.13%(7)
  Room 837, China Merchant Building
  Shenzhen, Guong Dong
  China 518067

  Kai Yang                                  2,023,750(8)             10.34%(8)            10.34%(8)
  1002, Building C, Huiyuan Apart.
  Asia Game Village
  Beijing
  China 100101


  OFFICERS AND DIRECTORS AS A GROUP         6,429,700(9)             29.39%(9)            29.39%

(1) Based on 19,474,517 issued and outstanding shares of common stock at August 7, 2001.
(2) Includes 1,958,250 shares of common stock and options exercisable within 60 days of August 7, 2001 to acquire 550,000 shares of common stock.
(3) Includes 1,923,750 shares of common stock and options exercisable within 60 days of August 7, 2001 to acquire 550,000 shares of common stock.
(4) Includes 45,700 shares of common stock of which 10,000 shares are owned by Precise Details, Inc., a company over which Mr. Milne has control, 29,700 shares owned directly by Mr. Milne and 5,000 shares owned by Mr. Milne indirectly through his spouse; and options exercisable within 60 days of August 7, 2001 to acquire 250,000 shares of common stock.
(5) Consisting of options exercisable within 60 days of August 7, 2001 to acquire common stock.
(6) Includes 100,000 common shares and options exercisable within 60 days of August 7, 2001 to acquire 150,000 shares of common stock.
(7) Includes 1,923,750 shares of common stock and options exercisable within 60 days of August 7, 2001 to acquire 500,000 shares of common stock.
(8) Includes 1,923,750 shares of common stock and options exercisable within 60 days of August 7, 2001 to acquire 100,000 shares of common stock.
(9) Includes 4,029,700 shares of common stock and 2,400,000 shares of common stock acquirable upon exercise of options within 60 days of August 7, 2001.
(10) Includes 1,000 shares of common stock and options exerciseable within 60 days of August 7, 2001 to acquire 150,000 shares of common stock.
(11) Includes 1,000 shares of common stock and options exercisable within 60 days of August 7, 2001 to acquire 300,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On April 14, 2000, we entered into an exchange agreement, which called for the issuance of 13,500,000 shares of common stock to the shareholders of China Broadband (BVI) Corp., including certain of its officers, directors and 5% beneficial shareholders who then became our officers, directors and 5% beneficial shareholders. Under the terms of the exchange agreement, Brent Shaw, Michael Kang and James Charuk resigned as members of our Board of Directors and Matthew Heysel, Daming Yang and Thomas Milne were appointed as the members of our Board of Directors.

         The following table outlines the names of the officers, directors and 5% beneficial shareholders of China Broadband (BVI) Corp. prior to the exchange agreement and reflects their holdings of China Broadband Corp. upon the closing of the transaction. The nature of each person's relationship to China Broadband
(BVI) Corp. was continued with China Broadband Corp. For a current list of officers, directors and 5% beneficial shareholders see "Principal Shareholders".


--------------------- ------------------------------- ------------------------------ ---------------------------------
                             CHINA BROADBAND (BVI)           CHINA BROADBAND CORP.      NATURE OF RELATIONSHIP TO BOTH
        NAME                  OWNERSHIP PRIOR TO                OWNERSHIP AFTER                    ENTITIES
                                  EXCHANGE                         EXCHANGE
                      --------------------------------------------------------------
                        SHARES HELD     PERCENTAGE      SHARES HELD     PERCENTAGE
--------------------- ---------------- -------------- ---------------- ------------- ---------------------------------
Matthew Heysel           2,137,500        14.25%         1,923,750        12.8%      Chairman, Chief Executive
                                                                                     Officer
--------------------- ---------------- -------------- ---------------- ------------- ---------------------------------
Daming Yang              2,137,500        14.25%         1,923,750        12.8%      President and Director
--------------------- ---------------- -------------- ---------------- ------------- ---------------------------------
Kai Yang                 2,137,500        14.25%         1,923,750        12.8%      Beneficial shareholder and
                                                                                     contractor
--------------------- ---------------- -------------- ---------------- ------------- ---------------------------------
Wei Yang                 2,137,500        14.25%         1,923,750        12.8%      Beneficial shareholder and
                                                                                     contractor
--------------------- ---------------- -------------- ---------------- ------------- ---------------------------------
Fevzi Ogelman            1,000,000         6.67%          900,000          6.0%      Beneficial shareholder
--------------------- ---------------- -------------- ---------------- ------------- ---------------------------------
Qifeng Xue                900,000          6.0%           810,000          5.4%      Beneficial shareholder and
                                                                                     contractor
--------------------- ---------------- -------------- ---------------- ------------- ---------------------------------
Donghe Xue                900,000          6.0%           810,000          5.4%      Beneficial shareholder and
                                                                                     contractor
--------------------- ---------------- -------------- ---------------- ------------- ---------------------------------
Lu Wang                   900,000          6.0%           810,000          5.4%      Beneficial shareholder
--------------------- ---------------- -------------- ---------------- ------------- ---------------------------------
Thomas Milne                 0              0%               0              0%       Director and Chief Financial
                                                                                     Officer
--------------------- ---------------- -------------- ---------------- ------------- ---------------------------------

         On April 14, 2000, China Broadband Corp. granted options to officers, directors, employees and consultants to China Broadband Corp. exercisable to acquire a total of 4,175,000 shares at $1.00 per share. These options were fully vested and expire on April 14, 2005. At the time of this issuance, there was no market for our shares. We determined the fair market value of the stock to be equal to the price of a proposed private placement financing expected to close in May 2000 at $1.00 per share. Options were granted to the following persons:


 NAME                   # OF OPTIONS       NAME                     # OF OPTIONS
 ----                   ------------       ----                     ------------
Michael Lobsinger          800,000         Qifeng Xue                  100,000
Danai Suksiri              500,000         Donghe Xue                  100,000
Matthew Heysel             500,000         Lu Wang                     100,000
Daming Yang                500,000         WRW Investments Ltd.        250,000
Wei Yang                   500,000         Ken Barnes                   50,000
Ian Aaron                  100,000         Jodi Larmour                 50,000
Bing Ho                    100,000         Rob Phare                    25,000
Bernie Poznanski           100,000         Larry Timluck                25,000
Richard Hurwitz            100,000         Michael Morrison             25,000
Thomas Milne               100,000         Xinhua Duang                 25,000
Kai Yang                   100,000         Greg Bawdon                  25,000

         In May 2000, China Broadband issued 500,000 shares at $0.20 per share; 1,530,000 shares at $1.00 per share and 1,301,667 shares at $7.50 per share for gross proceeds of $11,392,503. Richard Hurwitz, a director, purchased 50,000 shares at $0.20 per share and 50,000 shares at $1.00 per share in these offerings. In addition, Precise Details, Inc., a company over which Thomas Milne, our Chief Financial Officer and a director, has control, purchased 50,000 at $0.20 per share. Precise Details subsequently transferred 40,000 of these shares to sixteen members of Mr. Milne's family for estate planning purposes in a private transaction. 10,000 of these shares were transferred to Mr. Milne and 5,000 of these shares were gifted and transferred for no consideration to Mr. Milne's spouse.

         We acquired SoftNet Systems Inc.'s 50% interest in Big Sky Network by paying $2.5 million in cash, issuing a promissory note in the principal amount of $1.7 million and issuing SoftNet 1,133,000 shares of our common stock with a value of $7.50 per share, which represented approximately 5.82% of our issued and outstanding share capital as of July 25, 2001. See "Transactions with SoftNet". At the time of this transaction, SoftNet was at arm's length to us.

         Ian Aaron, a director, previously served as President of SoftNet Systems, Inc. (1994-1999).

         On November 1, 2000, China Broadband Corp. granted options to officers, directors, consultants and employees exercisable to acquire 650,000 common shares at $7.50 per common share. These options are fully vested and expire on November 1, 2003. We determined the fair market value of the stock to be equal to the closing price of our common stock on the day of the grant. As such, the closing price of our stock on November 1, 2000 was $7.50. Options were granted to the following persons:

                  NAME                         # OF OPTIONS
                  ----                         ------------
                  Rolland Long                    100,000
                  Teddy Yung                      200,000
                  Richard Lam                     100,000
                  Matthew Heysel                   50,000
                  Daming Yang                      50,000
                  Thomas Milne                    150,000


         On February 2, 2001, China Broadband Corp. granted options to officers, directors, consultants and employees exercisable to acquire 550,000 common shares at $7.50 per common share. These options vested immediately and expire on February 2, 2004. The price of the options was granted at $7.50 to align the interests of the optionees with those of the investors who invested in us in May 2000. These options were priced above market; the closing price of our stock on February 2, 2001 was $5.875. Options were granted to the following persons:


                  NAME                          # OF OPTIONS
                  ----                          ------------
                  Jodi Larmour                     50,000
                  Qun He                          100,000
                  Barry Mackie                    300,000
                  John Brooks                     100,000

         On June 29, 2001, we granted options exercisable to acquire 460,000 common shares at $1.00 per share, to directors and a consultants. One third of the options vested immediately with the other two thirds vesting on the first and second anniversary of the grant date. These options expire June 29, 2004. We determined the fair market value of the options based on the closing price of our common stock on the day of grant. As such, the closing price of our stock on June 29, 2001 was $1.00. The options were granted to the following persons:

                  NAME                          # OF OPTIONS
                  ----                          ------------
                  Ian Aaron                       150,000
                  John Brooks                     150,000
                  Richard Hurwitz                 150,000
                  Mitzi Murray                    10,000

         On June 29, 2001, we entered into an Indemnity Agreement with Matthew Heysel. Under this agreement, we indemnify Mr. Heysel, our Chairman and Chief Executive Officer, against any and all damages, costs, liabilities, charges and expenses arising from the current claim against Mr. Heysel and us.

         On July 13, 2001, John Brooks, a director, purchased 1,000 shares of common stock on the open market for $1.05 per share.

         On July 31, 2001, Barry Mackie, our Chief Technology Officer, purchased 1,000 shares of common stock on the open market for $1.00.

         In several transactions on July 13, 2001, Thomas Milne, our Chief Financial Officer and a director, purchased 18,500 shares of common stock (3,000 at $1.05 per share, 4,000 at $1.10 per share, 7,000 at $1.15 per share and 4,500 at $1.18 per share). Mr. Milne purchased a further 500 shares of common stock on July 20, 2001 for $1.05 per share and on July 23, 2001, Mr. Milne purchased an additional 500 shares of common stock for $1.00 per share. On July 27, 2001, Mr. Milne purchased an additional 500 shares of common stock for $1.03 and 500 shares of common stock at $1.00.

         Matthew Heysel, our Chief Executive Officer and Chairman, purchased 34,500 shares of common stock on the open market as follows:


      DATE        # OF SHARES     PRICE                       DATE        # OF SHARES      PRICE
 July 6, 2001          500        $1.20                  July 17, 2001       2,000         $1.10
 July 10, 2001         500        $1.10                  July 17, 2001       1,000         $1.05
 July 11, 2001       5,000        $1.00                  July 17, 2001       2,500         $1.15
 July 13, 2001       1,000        $1.12                  July 18, 2001       1,000         $1.10
 July 13, 2001       1,000        $1.10                  July 19, 2001       2,500         $1.04
 July 13, 2001       2,000        $1.15                  July 20, 2001       1,000         $1.00
 July 13, 2001       3,000        $1.18                  July 20, 2001       4,000         $1.05
 July 16, 2001       3,000        $1.10                  July 24, 2001       2,500         $1.03
 July 16, 2001       1,500        $1.18
 July 16, 2001         500        $1.20

         During the second quarter of 2001, we deposited $2,000,000 in a bank account in the name of Daming Yang. The Company intends to use these funds to open a bank account in Hong Kong once the appropriate documentation can be processed.

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

    3.5 (13)        Amended and Restated By-Laws of the Company, dated August 8,
                    2001

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


   10.30 (11)       Letter of Intent dated June 1, 2001 between Big Sky Network
                    Canada Ltd. and Shanghai Min Hang Cable Television Center

   10.31 (11)       Memorandum of Understanding dated June 18, 2001 between Big
                    Sky Network Canada Ltd. and Beijing Gehua Cable TV Networks
                    Co., Ltd.

   10.32 (11)       Letter of Intent between Big Sky Network Canada Ltd. and
                    Chong Qing Branch of Ji Tong Network Communications Co.,Ltd.

   10.33 (11)       Consulting Agreement dated April1, 2001 between China
                    Broadband Corp. and Precise Details Inc.

   10.34 (11)       Consulting Agreement dated April 1, 2001 between China
                    Broadband Corp. and M.H. Financial

   10.35 (11)       Consulting Agreement dated April 1, 2001 between China
                    Broadband Corp. and Daming Yang

   10.36 (11)       Indemnity Agreement dated June 29, 2001 between China
                    Broadband Corp. and Matthew
                    Heysel

   10.37 (12)       Memorandum of Understanding between Big Sky Network Canada
                    Ltd. and Fujian Provincial Radio and Television Network Co.
                    Ltd. dated July 10, 2001

   10.38 (13)       Note Cancellation Agreement between China Broadband Corp.
                    and Canaccord International Ltd.

   16.1 (9)         Change in Auditor Letter of Amisano Hanson

   16.2 (10)        Change in Auditor Letter of Arthur Anderson LLP

   21.1 (5)         List of subsidiaries of registrant

(1)      Previously filed on Form 10-SB on December 2, 1999.
(2)      Previously filed on Form 8-K filed on April 28, 2000.
(3)      Previously filed on Form 10-KSB on July 11, 2000.
(4)      Previously filed on Form 8-K filed on September 29, 2000.
(5)      Previously filed on Form S-1 filed on December 6, 2000.
(6) Previously filed on Form 10-QSB on March 15, 2001, excluding schedules and exhibits. Amended to include schedules and exhibits and re-filed on Amendment No. 3 to Form S-1. Amended to mark omitted material and re-filed on Amendment No. 5 to Form S-1. Certain portions of the material have been omitted pursuant to an application for confidential treatment which has been filed with the United States Securities and Exchange Commission under Rule 406 of the Securities Exchange Act of 1933, as amended.
(7)      Previously filed on Form 8-K/A on December 12, 2000.
(8)      Previously filed on Form 10-KSB on March 28, 2001.
(9)      Previously filed on Form 8K on August 25, 2000.
(10)     Previously filed on Form 8K on September 26, 2000.
(11)     Previously filed on Form S-1, Amendment No. 3 on July 2, 2001.
(12)     Previously filed on Form S-1, Amendment No. 4 on July 27, 2001.
(13)     Previously filed on Form S-1, Amendment No. 5 on August 10, 2001.

(b)      The following 8-K   was filed during the fourth quarter of 2000:

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calgary, Alberta, Canada, on August 10, 2001.

                                    CHINA BROADBAND CORP.


                                    By: /s/MATTHEW HEYSEL
                                        ---------------------------------------
                                        Matthew Heysel, Chief Executive Officer
                                        and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in in the capacities and on the dates indicated.


               SIGNATURE                                   TITLE                                  DATE


          /s/MATTHEW HEYSEL
----------------------------------------
            Matthew Heysel                  Chief Executive Officer and Director             August 10, 2001
                                            (Principal Executive Officer)

            /s/DAMING YANG
----------------------------------------
              Daming Yang                   President and Director                           August 10, 2001


           /s/THOMAS MILNE
----------------------------------------
             Thomas Milne                   Chief Financial Officer and Director             August 10, 2001
                                            (Principal Financial Officer)

             /s/IAN AARON
----------------------------------------
               Ian Aaron                    Director                                         August 10, 2001


            /s/JOHN BROOKS
----------------------------------------
              John Brooks                   Director                                         August 10, 2001


          /s/RICHARD HURWITZ
----------------------------------------
            Richard Hurwitz                 Director                                         August 10, 2001


       INDEX TO FINANCIAL STATEMENTS



        Financial Statement                                       LOCATION*
                                                                  --------
        CHINA BROADBAND CORP.

        Independent Auditors' Report                                F - 1
        Consolidated Balance Sheet                                  F - 2
        Consolidated Statements of Operations                       F - 3
        Consolidated Statement of Stockholders' Equity              F - 4
        Consolidated Statements of Cash Flows                       F - 5
        Notes to Consolidated Financial Statements                  F - 6

        BIG SKY NETWORK CANADA LTD.

        Independent Auditors' Report                                F - 21
        Balance Sheet                                               F - 22
        Statement of Operations                                     F - 23
        Statement of Stockholders' Equity                           F - 24
        Statement of Cash Flows                                     F - 25
        Notes to Financial Statements                               F - 26

        SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.

        Independent Auditors' Report                                F - 32
        Balance Sheet                                               F - 33
        Statement of Operations                                     F - 34
        Statement of Owner's Equity                                 F - 35
        Statement of Cash Flows                                     F - 36
        Notes to Financial Statements                               F - 37

        SICHUAN HUAYU BIG SKY NETWORK LTD.

        Independent Auditors' Report                                F - 43
        Balance Sheet                                               F - 44
        Statementf Operations                                       F - 45
        Statement of Owner's Equity                                 F - 46
        Statement of Cash Flow                                      F - 47
        Notes to Financial Statments                                F - 48

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

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation is a development stage enterprise engaged in providing equipment and technical services to users of high speed Internet, data and voice services in The People's Republic of China. As discussed in Note 1 to the financial statements, the Corporation's operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.






Calgary, Alberta, Canada                               /s/DELOITTE & TOUCHE LLP
March 12, 2001                                         Chartered Accountants


--------------------------------------------------------------------------------------------------------
CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------------------------------
                                                                                              $
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


CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF OPERATIONS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
----------------------------------------------------------------------------------------------------
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



CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                                                   $
                                                                                           ------------------

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

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


1.       INCORPORATION AND NATURE OF BUSINESS

         INCORPORATION AND BACKGROUND

         China Broadband Corp. (the "Corporation") was incorporated in Nevada in February 1993 under the name "Institute for Counselling, Inc." On April 27, 2000, Institute for Counselling, Inc. changed its name to China Broadband Corp. The Corporation is a development stage enterprise and is seeking to become a leading facilities based provider of equipment and technical services to support Internet usage in major urban markets throughout The People's Republic of China (the "PRC"). The Corporation was incorporated for the purpose of implementing a business strategy to provide equipment and services to users of high-speed Internet broadband services in major urban markets through the PRC.

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

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------



1.       INCORPORATION AND NATURE OF BUSINESS (CONTINUED)

         INVESTMENT IN BIG SKY NETWORK CANADA LTD. (CONTINUED)

         BSN signed a joint venture agreement on September 21, 1999 with China Merchants Shekou Industrial Zone, Ltd. ("China Merchants") to establish Shenzhen China Merchants Big Sky Network Ltd. ("Shekou JV"), the purpose of which is to provide Internet access to Chinese residential and business customer through the existing cable television infrastructure. Under the terms of the joint venture agreement, China Merchants agreed to provide all the non-broadcast rights on the cable network of a cable television station controlled by China Merchants. BSN is required to contribute a total of $3,000,000 to the Shekou JV as cash or equipment. BSN is also responsible for providing technical support to the Shekou JV. Over the Shenzhen JV's 15 year duration, BSN will be entitled to receive 60% of the profits earned between 2000 and 2004, 50% of the profits earned between 2005 and 2009 and 40% of the profits earned between 2010 and 2014. BSN is entitled to appoint four of the seven directors on the Board of Directors of the Shekou JV for the first five years of its operations and is thereafter, entitled to appoint three of the seven directors.


         On July 8, 2000, BSN signed a joint venture agreement with Chengdu Huayu Information Industry Co., Ltd. ("Chengdu Huayu") to establish Sichuan Huayu Big Sky Network Ltd. ("Chengdu JV"). The purpose of the Chengdu JV is to develop an advanced broadband software and hardware platform for data transmission and Internet related business in the Sichuan Province, the PRC. Under the terms of the joint venture agreement, Chengdu Huayu agreed to provide the joint venture with exclusive access to the customers of its data transmission network, and the rights to use all of its facilities and equipment.



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

         On November 25, 2000, BSN signed a joint venture agreement with Deyang Guangshi Network Development Ltd. ("Deyang Guangshi") to establish Deyang Guangshi Big Sky Ltd. ("Deyang JV") to provide equipment and services in support of customers requiring Internet access in the Deyang area of Sichuan Province. Under the terms of the joint venture agreement, Deyang Guangshi agreed to provide the joint venture with exclusive access to the customers of its data transmission network, and the rights to use all of its facilities and equipment.

         BSN is required to contribute $4,500,000 to the Deyang JV in cash or equipment, staged over the life of the agreement. Over the Deyang JV's 20 year term, BSN will be entitled to receive 80% of the profits earned between 2001 and 2005, 60% of the profits between 2006 and 2010, 50% of the profits earned between 2011 and 2015, and 40% of the profits earned between 2016 and 2020. BSN is entitled to appoint four of the seven Board of Directors of the Deyang JV for the first ten years of its operations and is thereafter entitled to appoint three of the seven directors.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


1.       INCORPORATION AND NATURE OF BUSINESS (CONTINUED)


         The profits earned under the joint venture contracts will be equal to net income which will be calculated in accordance with PRC generally accepted accounting principles ("GAAP"). The significant difference between PRC GAAP and US GAAP which are applicable to the joint ventures are pre-operating expenses are capitalized under PRC GAAP while these costs are expensed under US GAAP, inventories are not adjusted to market value under PRC GAAP while they are recorded at the lower of cost and market for US GAAP, and staff welfare and incentive bonus fund is a reserve appropriated from net profit after taxation for PRC GAAP while it would be recorded as an operating expense under US GAAP. There are other differences between PRC GAAP and US GAAP, however, these differences do not currently impact the joint ventures' financial statements.

         The joint venture contracts for Shekou, Chengdu and Deyang contemplate that the business will be turned over to the Chinese joint venture partner at the end of the contract term. The Corporation anticipates that it will be able to renegotiate an extension of the contracts at some point in the life of the contract but does not rely on any extension of the contract to meet its long-term goals. If the joint ventures are terminated, the fixed assets of the joint venture will be transferred to the Corporations' partner in the joint venture. The remaining assets after the payment of all liabilities will be distributed between the partners based upon the profit distribution ratio in effect on the liquidation date. In negotiating new joint ventures, the Corporation seeks to minimize the initial capital investment while maximizing the proportion of profits earned attributable to the Corporation. An initial cash investment of $500,000 and capital equipment investment of $500,000 will be sufficient to commence commercial operation of a new joint venture. Subsequent capital investment would be made out of the cash flow of the joint venture as the subscriber base grows. To recover the initial $1 million over five years requires a subscriber base of approximately 3,000 customers paying $15 per month with a 60% allocation of profits earned to the Corporation. However, to secure the initial contract in Shekou, the Corporation was required to commit to a investment of $3 million, including equipment, prior to deployment. In Chengdu, an initial cash investment of $1 million plus equipment was required to secure the contract. Additional investment of cash and equipment will be required to fully deploy in Chengdu. The contract for Deyang is similar to the contract for Chengdu. However, each contract subsequent to Shekou, in management's opinion, has resulted in improved terms for the Corporation in comparison to Shekou, including longer contract duration and greater proportion of profits earned in the commencement periods. Shekou was chosen as the first location as it is a concentrated, business oriented area, run by the PRC's oldest bank, China Merchants Group. The successful Shekou JV deployment will be rolled out to other locations in the PRC with greater population bases and cable TV subscriber bases, such as Chengdu. The Corporation was able to negotiate the right to receive a higher percentage of profits earned for the Chengdu joint venture and an even greater interest in the Deyang's profits earned.

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

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


1.       INCORPORATION AND NATURE OF BUSINESS (CONTINUED)

         CONTINUING OPERATIONS (CONTINUED)

         The PRC has recently enacted new laws and regulations governing Internet access and the provision of online business, economic and financial information. Current or proposed laws aimed at limiting the provision of online access and related services could, depending upon interpretation and application, result in significant uncertainty to the Corporation, additional costs and technological challenges in order to comply with any statutory or regulatory requirements imposed by such legislation. Additional legislation and regulations that may be enacted by the government of the PRC could have an adverse effect on the Corporation's business, financial condition and results of operations.

         The success of the Corporation will depend on the acceptance of broadband Internet and related services, which remains unproven in the PRC. The Corporation's Chinese joint venture partner may not be able to attract and retain subscribers to their internet access services to whom the Corporation could sell equipment and technical services, or our Chinese joint venture partners may face intense competition, which could have an adverse effect on the Corporation's business, financial condition and results of operations. The Corporation's Shekou JV's services were launched on June 30, 2000. The services in Chengdu were launched on October 26, 2000 and had generated a small number of subscribers by year end. The Corporation is currently expanding its subscriber base in the Shekou Industrial Zone and Chengdu. Services in Deyang are expected to commence upon receipt of approvals required for the establishment of the Deyang joint venture and our Chinese partner to provide Internet access services.

         PRC legal restrictions permit payment of dividends by a Sino-foreign joint venture only out of its net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, a Sino-foreign joint venture is also required to set aside a portion of its net income each year to fund certain reserve funds. These reserves are not distributable as cash dividends. If the Corporation does not receive distributions from the joint ventures or if the joint ventures are not profitable, the Corporation may be unable to meet its financial obligations or to continue as a going concern.

         Substantially all of the Corporation's revenue and operating expenses of the Corporation's joint venture in the PRC will be denominated in Chinese Renminbi. Such currency is now convertible into foreign exchange for "current account" payments, such as the remittance of dividends to the Corporation and the purchase of imported equipment. However, there can be no assurance that such convertibility will continue in the future.


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

2.       SIGNIFICANT ACCOUNTING POLICIES

         FINANCIAL STATEMENTS ESTIMATES

         The consolidated operations of the Corporation requires cash of $125,000 to $150,000 per month to operate in China and in Canada. The operating cash break even for the facilities in Shekou and Chengdu is estimated by the Corporation to be the equivalent of 3,000 to 3,500 subscribers at present pricing structures. The Corporation is in discussions with various equipment suppliers for vendor financing or lease packages for capital equipment. The Corporation has been offered vendor financing for cable modems, with further discussions to take place. No agreements have been signed. In China, consumers cannot lease cable modems so must purchase them outright. Consequently, if the Corporation can conclude a lease financing for cable modems, a significant positive cash flow will result from leasing to acquire and selling for cash to customers in China. However, failing any new debt or equity financing, the Corporation could continue the Shekou and Chengdu joint ventures as they are and inaugurate the Deyang joint venture (see Note 1) with existing capital and modest growth in the subscriber base. Other low cost value added services will be added to the revenue mix with minimal capital requirements, primarily by outsourcing to a variety of potential partners seeking access to the Chinese market.

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

         BASIS OF PRESENTATION

         These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, CBB - BVI. The equity method of accounting is used for companies in which the Corporation has significant influence; generally this represents common stock ownership of at least 20% and not more than 50%. BSN was accounted for as a majority-controlled subsidiary until April 25, 2000. For the period April 26, 2000 to September 28, 2000, BSN is accounted for using the equity method. For the period September 29 to December 31, 2000, BSN is accounted for as a wholly-owned subsidiary (see Note 1). All material inter-company accounts and transactions have been eliminated.

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

         INVESTMENT IN JOINT VENTURES

         The joint ventures in Shekou, Chengdu and Deyang are accounted for under the equity method of accounting. Management will continue to assess the valuation of the investment in the joint ventures, to ensure the joint ventures are achieving the planned results. If it is determined that a loss in the value of the joint venture which is other than a temporary decline has occurred, the loss will be recognized in the period in which it occurs.

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

         LONG-LIVED ASSETS

         The carrying value of long-lived assets, which includes goodwill and the investment in the joint ventures, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset.

         INCOME TAXES

         The Corporation accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carry forwards measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

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

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------

3.       ACQUISITION OF BIG SKY NETWORK CANADA LTD.

         The values ascribed to the acquired intangibles including intellectual property, Shekou joint venture and Chengdu joint venture were based on an estimation of fair value. The Shekou joint venture and Chengdu joint venture intangibles represent government approved contracts to provide Internet services in the PRC. The valuation of the assets was performed by management. In preparing the valuation management made a number of assumptions which included the estimated growth in the Internet subscriber base in Shekou and Chengdu, the market value of Internet subscribers based on values assigned subscribers in the United States and in Europe, the relationships established with the governments in the municipalities the Corporation was considering having operations in, the value of the extensive legal work in establishing the framework to have operations in China and discussions on the value of those operations with various vendors. The valuation was based on the Corporations' business plan for growth in China, using a 40% to 45% discount rate on estimated cash flows. At the time of the valuation, the Corporation was negotiating a strategic alliance with a major equipment supplier, during the negotiations the parties had established an equity market value of $5,000 for each projected subscriber. This value reflected a discount from the equity market valuations inherent in the stock market price for European and US companies in similar businesses. At the time of the valuation, US companies' Internet subscribers were valued by the stock market at approximately $9,000 to $10,000 per subscriber. In European equity markets, Internet subscribers were being valued at approximately $7,000 to $8,000. The Company compared the discounted cash flow methodology with the market value methodology and assigned a value of approximately $1,000 to each potential Internet subscriber in China.

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

         Supplemental unaudited pro forma information as though the companies had combined at the beginning of the period through September 29, 2000 is as follows:

                                                         -----------------
                                                                $
                                                         -----------------
        Revenue                                                 --
                                                         =================
        Net loss                                            (2,679,942)
                                                         =================
        Basic and diluted loss per share                         (0.14)
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
                                                         -----------------
                                                               220,799
                                                         =================

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------

5.       INVESTMENT IN JOINT VENTURES

         As discussed in Note 1, BSN participates in both the Shekou JV and the Chengdu JV. The Corporation's investment in the Shekou JV and the Chengdu JV includes the unamortized excess of the Corporation's investment over its equity in the joint ventures' net assets. The excesses of $1.2 million and $478,000 for the Shekou JV and the Chengdu JV, respectively, are being amortized on a straight-line basis over the estimated lives of the joint ventures of 7 years.

         Summarized financial information for the Shekou JV is as follows:
                                                         -----------------
                                                                $
                                                         -----------------

        Current assets                                       1,859,728
        Other assets                                           684,729
                                                         -----------------

        Total assets                                         2,544,457
                                                         =================

        Current liabilities                                    159,611
        Capital                                              2,384,846
                                                         -----------------

        Total liabilities and capital                        2,544,457
                                                         =================

        Gross Revenue                                          116,608
                                                         =================

        Gross Loss                                            (277,351)
                                                         =================

        Net loss                                              (615,734)
                                                         =================


         Summarized financial information for the Chengdu JV is as follows:
                                                         -----------------
                                                                $
                                                         -----------------

        Current assets                                         780,654
        Other assets                                           155,314
                                                         -----------------

        Total assets                                           935,968
                                                         =================

        Current liabilities                                      3,989
        Capital                                                931,979
                                                         -----------------

        Total liabilities and capital                          935,968
                                                         =================

        Gross Revenue                                              ---
                                                         =================

        Gross Loss                                                  --
                                                         =================

        Net loss                                               (67,240)
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
                                                            =================

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------

7.       STOCK OPTION PLAN (CONTINUED)


         Additional information regarding options outstanding as of December 31, 2000 is as follows:

                                                              Options Outstanding and Exercisable
        -------------------------------- -------------------------------------------------------------------------------
                                                                    Weighted Average                  Weighted
                                                                        Remaining                     Average
        Range of                               Number               Contractual Life                  Exercise
        Exercise Prices                      Outstanding                 (Years)                       Price
        -------------------------------- -------------------- ------------------------------ ---------------------------

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

8.       WARRANTS

         The Corporation has warrants to acquire common shares at December 31, 2000 as follows:

                                Number
                                  of          Exercise        Expiry
                               Warrants         Price          Date
                           ------------------ ---------- ------------------

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

11.      COMMITMENTS

         BSN has entered into an investment commitment for capital contributions to the joint venture with Chengdu Huayu, located in the PRC. Future maximum capital contributions are $5,500,000. To date, $1,365,590 has been contributed to this joint venture. The remaining $4,134,410 is required to be spent over the life of the joint venture, funded from the cash flow of the joint venture.

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

13.      SEGMENTED INFORMATION

         The Corporation operates in one reportable segment: provider of equipment and technical services to support users of high capacity, high speed Internet broadband services in major urban markets throughout the PRC. The business focus of the Corporation involves investments in the joint ventures to provide this equipment and services. As such, these operating activities are conducted through the joint ventures and are entirely within the territory of China. It is not expected that commercial operations will be carried on in any other country. The Corporation's administrative and corporate activities are carried on in the United States and Canada.

14.      SUBSEQUENT EVENTS

         a) On February 2, 2001, the Corporation issued 550,000 stock options under the 2000 Stock Option Plan (see Note 7). The options were fully vested upon grant at an exercise price of $7.50 and expire in three years. The fair value of the options relating to non-employee grants was $802,390 and will be recognized as compensation expense. The fair value of the options granted to employees was $178,309.

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DATE OF INCORPORATION,
FEBRUARY 1, 2000 TO DECEMBER 31, 2000
(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------

14.      SUBSEQUENT EVENTS (CONTINUED)

         b) On February 13, 2001, the Corporation announced that it had entered into an agreement with a supplier to purchase equipment and services relating to the Internet services provided by the joint ventures in the PRC. Under the terms of the agreement, the Corporation has the option of purchasing up to $250 million in equipment and services at discounted prices over the five year term.

         c) On March 8, 2001, BSN entered into a cooperative joint venture agreement with Changsha Guang Da Television Broadcast Network Ltd. ("Changsha Guang Da") to provide Internet technology service in Hunan Province, PRC. The agreement, subject to government approvals, commits Changsha Guang Da to provide exclusive access to its HFC network, facilities and frequencies to allow the joint venture to provide equipment and technical services to support users of the Internet in Changsha Guang Da. The contract duration is 18 years. BSN will receive 65% of the net revenue during the first five years, 50% for the next five years and 40% thereafter. Under the terms of the agreement BSN is required to invest $18 million of capital and equipment, staged over the life of the joint venture agreement.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of BIG SKY NETWORK CANADA LTD.:

We have audited the balance sheets of BIG SKY NETWORK CANADA LTD. (A DEVELOPMENT STAGE ENTERPRISE) as of March 31, 2000 and December 31, 1999, and the related statements of operations, shareholders' equity and cash flows for the three months ended March 31, 2000 and the period from May 20, 1999 (date of incorporation) to December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.


         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of the Corporation as of March 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 2000 and the period from May 20, 1999 (date of incorporation) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation is a development stage enterprise engaged in providing equipment and technical services to users of high speed Internet, data and voice services in the People's Republic of China. As discussed in Note 1 to the financial statements, the Corporation's operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Calgary, Alberta, Canada                           /S/ DELOITTE & TOUCHE LLP
December 5, 2000                                   Chartered Accountants

BIG SKY NETWORK CANADA LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
MARCH 31, 2000 AND DECEMBER 31, 1999
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________
                                                      2000              1999
                                                       $                  $
                                                     ----------     ------------


ASSET

Investment in Shekou joint venture (Note 1)          500,000                 -
================================================================================


LIABILITY

CURRENT
   Due to officers and directors (Note 5)             19,604            19,604
________________________________________________________________________________

CONTINUING OPERATIONS (Note 1)
COMMITMENTS (Note 1 and 8)

SHAREHOLDERS' EQUITY

   Common shares
     $1.00 par value, shares authorized: 100,000;
     shares issued and outstanding: 60,000            10,000                 -
   Additional paid-in capital                        490,000                 -
   Accumulated deficit                               (19,604)          (19,604)
________________________________________________________________________________
                                                     480,396           (19,604)
________________________________________________________________________________
                                                     500,000                 -
================================================================================


The accompanying notes are an integral part of these financial statements.

BIG SKY NETWORK CANADA LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
THREE-MONTH PERIOD ENDED MARCH 31, 2000 AND THE PERIOD FROM
DATE OF INCORPORATION, MAY 20, 1999 TO DECEMBER 31, 1999
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________
                                                                    Cumulative
                                                 Period From        Period From
                                                   Date of            Date of
                                                Incorporation     Incorporation,
                                                    May 20            May 20,
                                Three Month          1999              1999
                               Period Ended           to                to
                                 March 31,       December 31,        March 31,
                                   2000              1999              2000
                                     $                $                  $
________________________________________________________________________________


GENERAL AND ADMINISTRATIVE
   EXPENSES                              -            19,604            19,604
________________________________________________________________________________

NET LOSS                                 -           (19,604)          (19,604)
================================================================================

LOSS PER SHARE
   Basic and diluted                     -             (0.39)
================================================================================

SHARES USED IN COMPUTATION,
   BASIC AND DILUTED                55,889            50,000
================================================================================


The accompanying notes are an integral part of these financial statements.



BIG SKY NETWORK CANADA LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF SHAREHOLDERS' EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2000 AND THE PERIOD FROM
DATE OF INCORPORATION, MAY 20, 1999 TO DECEMBER 31, 1999
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________

                                                                            Additional                           Total
                                                  Common Shares               Paid-in        Accumulated     Shareholders'
                                             Number of        Amount          Capital          Deficit           Equity'
                                               Shares           $                $                $                $
_____________________________________________________________________________________________________________________________

BALANCE, MAY 20, 1999                                 -             -                  -               -                  -

   Issue of common shares to founding
     Shareholders                                50,000             -                  -               -                  -

   NET LOSS                                           -             -                  -         (19,604)           (19,604)
_____________________________________________________________________________________________________________________________

BALANCE, DECEMBER 31, 1999                       50,000             -                  -         (19,604)           (19,604)

   Issue of common shares for cash               10,000        10,000            490,000               -            500,000
_____________________________________________________________________________________________________________________________

BALANCE, MARCH 31, 2000                          60,000        10,000            490,000         (19,604)           480,396
=============================================================================================================================



The accompanying notes are an integral part of these financial statements.




BIG SKY NETWORK CANADA LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
THREE-MONTH PERIOD ENDED MARCH 31, 2000 AND THE PERIOD FROM
DATE OF INCORPORATION, MAY 20, 1999 TO DECEMBER 31, 1999
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________

                                                                                                            Cumulative
                                                                                       Period From          Period From
                                                                                         Date of              Date of
                                                                                      Incorporation       Incorporation,
                                                                                          May 20              May 20,
                                                                   Three Month             1999                1999
                                                                  Period Ended              to                  to
                                                                    March 31,          December 31,          March 31,
                                                                      2000                 1999                2000
                                                                        $                   $                    $
_____________________________________________________________________________________________________________________________

CASH FLOWS RELATED TO THE
   FOLLOWING ACTIVITIES:

OPERATING
   Net loss                                                                 -              (19,604)            (19,604)
   Changes in operating assets and liabilities
     Due to officers and directors                                          -               19,604              19,604
_____________________________________________________________________________________________________________________________
                                                                            -                    -                   -
_____________________________________________________________________________________________________________________________

FINANCING
   Issue of common shares for cash                                    500,000                    -             500,000
_____________________________________________________________________________________________________________________________

INVESTING
   Investment in Shekou joint venture                                (500,000)                   -            (500,000)
_____________________________________________________________________________________________________________________________

NET CASH FLOW                                                               -                    -                   -
=============================================================================================================================

SUPPLEMENTAL INFORMATION:
   Cash paid for income taxes                                               -                    -                   -
=============================================================================================================================
   Cash paid for interest                                                   -                    -                   -
=============================================================================================================================


The accompanying notes are an integral part of these financial statements.



BIG SKY NETWORK CANADA LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
THREE-MONTH PERIOD ENDED MARCH 31, 2000 AND THE PERIOD FROM
DATE OF INCORPORATION, MAY 20, 1999 TO DECEMBER 31, 1999
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________
1.       INCORPORATION AND NATURE OF BUSINESS

         INCORPORATION AND BACKGROUND

         Big Sky Network Canada Ltd. (the "Corporation" or "BSN") was incorporated under the laws of the territory of the British Virgin Islands on May 20, 1999. The Corporation is a development stage enterprise and is seeking to become a leading facilities based provider of equipment and technical services to support Internet usage in major urban markets throughout The People's Republic of China (the "PRC"). The Corporation was incorporated for the purposes of implementing a business strategy involving joint ventures to provide equipment and services to users of high speed Internet broadband services in major urban markets through the PRC.

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


         The profits earned under the joint venture contracts will be equal to net income which will be calculated in accordance with PRC generally accepted accounting principles ("GAAP"). The significant differences between PRC GAAP and US GAAP which are applicable to the joint ventures are pre-operating expenses are capitalized under PRC GAAP while these costs are expensed under US GAAP, inventories are not adjusted to market value under PRC GAAP while they recorded at the lower of cost and market for US GAAP, and staff welfare and incentive bonus fund is a reserve appropriated from net profit after taxation for PRC GAAP while it would be recorded as an operating expense under US GAAP. There are other differences between PRC GAAP and US GAAP, however, these differences do not currently impact the joint ventures' financial statements.


         The joint venture contract for Shekou contemplates that the business will be turned over to the joint venture partners at the end of the contract term. The Corporation expects that it will be able to renegotiate an extension of the contract at some point in the life of the contract but does not rely on any extension of the contract to meet its long-term goals. If the joint ventures are terminated, the fixed assets of the joint venture will be transferred to the Corporations' partner in the joint venture. The remaining assets after the payment of all liabilities will be distributed between the partners based upon the profit distribution ratio in effect on the liquidation date. Each joint venture contract is structured to recapture investment and be profitable in its first five years. The Shekou joint venture is the test case of the concept to show that Internet over cable architecture is feasible and can be profitable. Shekou was chosen as the first location as it is a prosperous, concentrated, business oriented area, run by the PRC's oldest bank, China Merchants Group. The successful Shekou deployment is then rolled out to other locations in the PRC with greater population bases and cable TV subscriber bases, such as Chengdu (see Note 8). After Shekou, the Corporation was able to negotiate a much higher stronger earning interest in Chengdu and even greater interest in Deyang (see Note 8).

BIG SKY NETWORK CANADA LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
THREE-MONTH PERIOD ENDED MARCH 31, 2000 AND THE PERIOD FROM
DATE OF INCORPORATION, MAY 20, 1999 TO DECEMBER 31, 1999
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________


1.       INCORPORATION AND NATURE OF BUSINESS (CONTINUED)

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

         The success of the Corporation will depend on the acceptance of broadband Internet services and related equipment and services. The demand for these services remains unproven in the PRC. The Corporation may not be able to attract and retain subscribers, or it may face intense competition which could have an adverse effect on the Corporation's business, financial condition and results of operations. The Corporation's Shekou JV's services were launched on June 30, 2000 and is currently expanding its subscriber base in the Shekou Industrial Zone. The services in Chengdu were launched on October 26, 2000.

         Substantially all of the Corporation's revenue and operating expenses of the Corporation's joint venture in the PRC will be denominated in Chinese Renminbi. Such currency is now convertible into foreign exchange for "current account" payments, such as the remittance of dividends to the Corporation and the purchase of imported equipment. However, there can be no assurance that such convertibility will continue in the future.

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

BIG SKY NETWORK CANADA LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
THREE-MONTH PERIOD ENDED MARCH 31, 2000 AND THE PERIOD FROM
DATE OF INCORPORATION, MAY 20, 1999 TO DECEMBER 31, 1999
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________

1.       INCORPORATION AND NATURE OF BUSINESS (CONTINUED)

         Management anticipates that the Corporation currently has sufficient working capital to fund the Corporation's plan of operation through the year ended December 31, 2000. The Corporation's costs to fund its plan of operation for the fiscal year ending December 31, 2000 and the next two fiscal quarters ending June 30, 2001 is expected to increase (primarily for salaries, travel, office and other similar expenses). The working capital is intended to fund the business operations of BSN, including funding the capital requirements of new and existing joint ventures, funding additional technical, management and marketing/sales personnel and funding comprehensive joint venture marketing and promotional programs to increase market awareness and subscription sales. Management believes that additional funding will be required to fund the implementation of BSN's business of entering into joint ventures.


         The operations of the Corporation requires cash of $125,000 to $150,000 per month to operate in the PRC and in Canada. The operating cash break even for the facilities in Shekou and Chengdu is estimated by the Corporation to be the equivalent of 3,000 to 3,500 subscribers at present pricing structures. The Corporation is in discussions with various equipment suppliers for vendor financing or lease packages for capital equipment. The Corporation has been offered vendor financing for cable modems, with further discussions to take place. In the PRC, consumers cannot lease cable modems so must purchase them outright. Consequently, if the Corporation can conclude a lease financing for cable modems, a significant positive cash flow will result from leasing to acquire and selling for cash to customers in China. The Corporation is nominating a number of prominent industry people to its board of directors. Amongst these individuals are current common stock investors and industry participants who wish to become investors in a well-positioned company in a Chinese Internet-related business prior to the PRC's accession to the World Trade Organization. However, failing any new debt or equity financing, the Corporation could continue the Shekou and Chengdu joint ventures as they are and inaugurate the Deyang joint venture (see Note 8) with existing capital and modest growth in the subscriber base. Other low cost value added services will be added to the revenue mix without capital requirements, primarily by outsourcing to a variety of potential partners seeking access to the Chinese market.


2.       SIGNIFICANT ACCOUNTING POLICIES

         FINANCIAL STATEMENTS ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

         INVESTMENT IN JOINT VENTURE


         The joint venture in Shekou is accounted for under the equity method of accounting. Management will continue to assess the valuation of the investment in the joint ventures, to ensure the joint ventures are achieving the planned results. If it is determined that a loss in the value of the joint venture which is other than a temporary decline has occurred, the loss will be recognized in the period in which it occurs.

BIG SKY NETWORK CANADA LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
THREE-MONTH PERIOD ENDED MARCH 31, 2000 AND THE PERIOD FROM
DATE OF INCORPORATION, MAY 20, 1999 TO DECEMBER 31, 1999
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         The Corporation accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carry forwards measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

         NET LOSS PER SHARE

         Basic loss per share ("EPS") excludes dilution and is computed by dividing net loss attributable to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase convertible preferred stock and common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive.

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

3.       COMMON SHARES

         The Corporation has issued the following shares:
          i. On May 20, 1999 the Corporation issued 50,000 founder (bearer) shares for no consideration;
         ii. On February 22, 2000, the Corporation issued an additional 10,000 shares to a third party for cash consideration of $500,000.

         China Broadband (BVI) Corp. ("CBB - BVI") acquired 50,000 founder shares representing all of the outstanding shares of BSN, from officers, directors and persons related to the officers and directors for 12,500,000 common shares of CBB - BVI. CBB - BVI was incorporated for the purpose of acquiring the shares of BSN. BSN did not have any substantial operations prior to February 1, 2000. This transaction was accounted for as a recapitalization of BSN. This recapitalization was effected through the issuance of 12,500,000 common shares of CBB - BVI constituting all of its issued and outstanding shares.

BIG SKY NETWORK CANADA LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
THREE-MONTH PERIOD ENDED MARCH 31, 2000 AND THE PERIOD FROM
DATE OF INCORPORATION, MAY 20, 1999 TO DECEMBER 31, 1999
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________


4.       INCOME TAXES

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

         The Corporation had net operating losses of approximately $19,604 for U.S. federal purposes. Utilization of the net operating loss, which begins to expire at various times starting in 2007, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

5.       DUE TO OFFICERS AND DIRECTORS

         The amounts due to officers and directors are advances to the Corporation to fund expenses. They are non-interest bearing and payable on demand.

6.       FINANCIAL INSTRUMENTS

         Revenue from future operations in the PRC are denominated in Chinese Renminbi ("RMB") and many of the Corporation's expenses are denominated in U.S. dollars. The official exchange rate for the conversion of RMB to U.S. dollars has been stable, with the RMB increasing slightly in recent years. The Corporation does not expect to use any foreign exchange hedges or derivative instruments in the near future. The Corporation is exploring credit financing opportunities but does not currently require any interest rate risk management, hedging or derivative instruments.

         The carrying amounts for due to officers and directors are a reasonable estimate of their fair values.

7.       SEGMENTED INFORMATION

         The Corporation operates in one reportable segment: provider of equipment and technical service to support users of high capacity, high speed Internet broadband services in major urban markets throughout the PRC. The business focus of the Corporation involves investments in the joint ventures to provide these activities. As such, these Internet activities are conducted through the joint ventures and are entirely in the PRC. It is not expected that commercial operations will be carried on in any other country. The Corporation's administrative and corporate activities are carried on in the United States and Canada.

BIG SKY NETWORK CANADA LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
THREE-MONTH PERIOD ENDED MARCH 31, 2000 AND THE PERIOD FROM
DATE OF INCORPORATION, MAY 20, 1999 TO DECEMBER 31, 1999
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________


8.       SUBSEQUENT EVENTS

         a) On April 25, 2000, BSN issued a further 40,000 shares to the third party for cash consideration of $2,000,000. As a result of this transaction, CBB - BVI no longer controlled BSN.

         b) On July 8, 2000, BSN signed a joint venture agreement with Chengdu Huayu Information Industry Co., Ltd. ("Chengdu Huayu") to establish Sichuan Huayu Big Sky Network Ltd. ("Chengdu JV"), the purpose of which is to develop an advanced broadband software and hardware platform for data transmission and Internet related business in the Sichuan Province, the PRC. Under the terms of the joint venture agreement, Chengdu Huayu agreed to provide the joint venture with exclusive access to the customers of its data transmission platform of its Huayu HFC network, and the rights to use all of its facilities and equipment.

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

         c) On September 29, 2000, CBB - BVI purchased the shares held by the third party (see Note 8(a)). As a result of this transaction, CBB
              - BVI owns 100% of BSN.

         d) On November 25, 2000, BSN signed a joint venture agreement with Deyang Guangshi Network Development Ltd. ("Deyang Guangshi") to establish Deyang Guangshi Big Sky Ltd. ("Deyang JV"), to provide equipment and services in support of customers requiring Internet access in the Deyang area of Sichuan Province. Under the terms of the joint venture agreement, Deyang Guangshi agreed to provide the joint venture with exclusive access to the customers of its data transmission platform of its Deyang HFC network, and the rights to use all of its facilities and equipment.

              BSN is required to contribute $4,500,000 to the Deyang JV in cash or equipment. Over the Deyang JV's 20 year term, BSN will be entitled to receive 80% of the profits earned between 2001 and 2005, 60% of the profits between 2006 and 2010, 50% of the profits earned between 2011 and 2015, and 40% of the profits earned between 2016 and 2020. BSN is entitled to appoint four of the seven Board of Directors of the Deyang JV for the first ten years of its operations and is thereafter entitled to appoint three of the seven directors.

                          INDEPENDENT AUDITORS' REPORT

         To the Board of Directors and Shareholders of Shenzhen China Merchants Big Sky Network Ltd.


         We have audited the accompanying balance sheet of Shenzhen China Merchants Big Sky Network Ltd. (the "Joint Venture"), a Development Stage Enterprise, as of December 31, 2000, and the related statements of operations, owners' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Joint Venture will continue as a going concern. The Joint Venture is a development stage enterprise engaged in providing high speed Internet, data and voice services in the People's Republic of China. As discussed in Note 1 to the financial statements, the Joint Venture's operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





         Hong Kong,                               /S/ DELOITTE TOUCHE TOHMATSU
         February 19, 2001                        Certified Public Accountants

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AT DECEMBER 31, 2000
________________________________________________________________________________
(EXPRESSED IN RENMINBI)



ASSETS

Current assets:
  Cash and cash equivalents                            12,794,175
  Accounts receivable                                     179,531
  Other current assets                                    124,694
  Inventories (Note 4)                                  2,295,310
                                                       ----------

Total current assets                                   15,393,710

Property and equipment, net (Note 5)                    5,667,773
                                                       ----------

TOTAL                                                  21,061,483
                                                       ==========


LIABILITIES AND OWNERS' EQUITY

Current liabilities:
  Accounts payable                                        787,360
  Other payable                                           119,450
  Accrued liabilities                                     356,414
  Amount due to joint venturer                             57,942
                                                       ----------

Total current liabilities                               1,321,166
                                                       ----------

Owners' equity:
  Contributed capital (Note 6)                         24,832,200
  Additional paid-in capital (Note 6)                       4,800
  Deficit accumulated during the development stage     (5,096,683)
                                                       ----------

Total owners' equity                                   19,740,317
                                                       ----------

TOTAL                                                  21,061,483
                                                       ==========




The accompanying notes are an integral part of these financial statements.

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2000
________________________________________________________________________________
(EXPRESSED IN RENMINBI)





Revenue (Note 3)                                965,210
Cost of goods sold                           (3,260,960)
                                              ---------

Gross loss                                   (2,295,750)
Interest income                                 303,625
General and administrative expenses          (3,104,558)
                                              ---------

Net loss                                     (5,096,683)
                                              =========


























The accompanying notes are an integral part of these financial statements.




SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OWNERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2000
________________________________________________________________________________
(EXPRESSED IN RENMINBI)


                                                                                            Deficit
                                                                                            accumulated
                                                                       Additional           during the         Total
                                                   Contributed         paid-in              development        owners'
                                                   capital             capital              stage              equity
_____________________________________________________________________________________________________________________________

Balance at January 1, 2000                                      -                    -                   -                  -
Capital contributions by joint venturer                24,832,200                4,800                   -         24,837,000
Net loss                                                        -                    -         (5,096,683)         (5,096,683)
_____________________________________________________________________________________________________________________________
Balance at December 31, 2000                           24,832,200                4,800         (5,096,683)         19,740,317
=============================================================================================================================
















The accompanying notes are an integral part of these financial statements.

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000
________________________________________________________________________________
(EXPRESSED IN RENMINBI)




Cash flows from operating activities
  Net loss                                                 (5,096,683)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization 277,351 Changes
      in operating assets and liabilities:
  Accounts receivable and other current assets               (304,225)
  Inventories                                              (2,295,310)
  Accounts and other payable                                  906,810
  Accrued liabilities                                         356,414
  Amount due to joint venture                                  57,942
________________________________________________________________________________

Net cash used in operating activities                      (6,097,701)
Cash flows from investing activities
  Purchases of property and equipment                      (2,587,894)
Cash flows from financing activities
  Capital contributions by joint venturer                  21,479,770
________________________________________________________________________________

Cash and cash equivalents at December 31, 2000             12,794,175
================================================================================
Supplemental information:
  Cash received from interest income                          303,625
================================================================================
Non-cash investing activities:
  Contributed property and equipment                        3,357,230
================================================================================














The accompanying notes are an integral part of these financial statements.

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 11, 1999 (DATE OF ESTABLISHMENT) TO DECEMBER 31,
2000
(EXPRESSED IN RENMINBI)
________________________________________________________________________________


1.       FORMATION AND NATURE OF BUSINESS

         FORMATION AND BACKGROUND

         Shenzhen China Merchants Big Sky Network Ltd. (the "Joint Venture" or "Shekou JV") was established under the laws of the People's Republic of China on Co-operative Joint Ventures and other relevant laws of China and regulations of Shekou. The Joint Venture is a development stage enterprise and is seeking to become a leading facilities based provider of equipment and technical services to support Internet usage in an urban market in the People's Republic of China (the "PRC").

         A joint venture agreement was signed on September 21, 1999 between Big Sky Network Canada Ltd. ("BSN") and China Merchants Shekou Industrial Zone, Limited ("China Merchants") to establish the Shekou JV. The purpose of the Shekou JV is to provide Internet access to Chinese residential and business customers through the existing cable television infrastructure. Under the terms of the joint venture agreement, China Merchants agreed to provide all the non-broadcast rights on the cable network of a cable television station controlled by China Merchants. BSN is required to contribute a total of USD3,000,000 to the Shekou JV as cash or equipment. BSN is also responsible for providing technical support to the Shekou JV. Over the Shekou JV's 15 year duration, BSN will be entitled to receive 60% of the profits earned between 2000 and 2004, 50% of the profits earned between 2005 and 2009 and 40% of the profits earned between 2010 and 2014. BSN is entitled to appoint four of the seven directors on the Board of Directors of the Shekou JV for the first five years of its operations and is thereafter, entitled to appoint three of the seven directors. Upon the expiration of the joint venture term, and if the joint ventures decide not to extend the term, all the remaining property and equipment will be attributable to China Merchants and the remaining assets and liabilities of the Joint Venture will be distributed in accordance with the BSN's 40% in the Joint Venture.

         CONTINUING OPERATIONS

         The Joint Venture's operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the government of the PRC has been pursuing economic reform policies, no assurance can be given that it will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There is also no guarantee that the pursuit of economic reforms by the government of the PRC will be consistent or effective.

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 11, 1999 (DATE OF ESTABLISHMENT) TO DECEMBER 31,
2000
(EXPRESSED IN RENMINBI)
________________________________________________________________________________



1.       FORMATION AND NATURE OF BUSINESS (CONTINUED)

         CONTINUING OPERATIONS - continued

         The PRC has recently enacted new laws and regulations governing Internet access and the provision of online business, economic and financial information. Current or proposed laws aimed at limiting the use of online services could, depending upon interpretation and application, result in significant uncertainty to the Joint Venture, additional costs and technological challenges in order to comply with any statutory or regulatory requirements imposed by such legislation. Additional legislation and regulations that may be enacted by the government of the PRC could have an adverse effect on the Joint Venture's business, financial condition and results of operations.

         The success of the Joint Venture will depend on the acceptance of broadband Internet services, which remains unproven in the PRC. The Joint Venture may not be able to attract and retain subscribers, or it may face intense competition which could have an adverse effect on the Joint Venture's business, financial condition and results of operations. The Shekou JV's services were launched on June 30, 2000 and is currently expanding its subscriber base in the Shekou Industrial Zone.

         Substantially all of the Joint Venture's revenues and operating expenses are denominated in the Chinese Renminbi ("RMB").

         These financial statements have been prepared on a going concern basis. The Joint Venture's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Joint Venture be unable to continue as a going concern.

         Management anticipates that the Joint Venture currently has sufficient working capital to fund the Joint Venture's plan of operation through the year ending December 31, 2001. The Joint Venture's costs to fund its plan of operation for the fiscal year ending December 31, 2001 is expected to increase (primarily for salaries, travel, office and other similar expenses). The working capital is intended to fund the business operations of the Joint Venture, including funding the capital requirements, funding additional technical, management and marketing/sales personnel and funding comprehensive joint venture marketing and promotional programs to increase market awareness and subscription sales. The Joint Venture was established on November 11, 1999.

         The results of operations for the comparative period from November 11, 1999 (date of establishment) to December 31, 1999 has not been presented as the amounts are immaterial.

         During the year ended December 31, 2000, the Joint Venture commenced its principal business operations. The revenues for the period from the commencement of principal operations was not significant.

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 11, 1999 (DATE OF ESTABLISHMENT) TO DECEMBER 31,
2000
(EXPRESSED IN RENMINBI)
________________________________________________________________________________



2.       SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand, cash accounts, interest-bearing savings accounts, and time certificates of deposit with a maturity at purchase date of three months or less.

         INVENTORIES

         Inventories represent cable modem which are stated at the lower of cost and market. Cost is calculated using the weighted average method.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost less depreciation and amortization. Depreciation and amortization are computed using the straight-line method as follows:

                 Motor vehicles                                       10%
                 Plant and machinery                                  10%
                 Furniture and fixtures                               20%
                 Computer hardware                                    20%
                 Leasehold improvements                               20%
                 Cable modems                                         331/3%

         The amortization of leasehold improvements is based on the shorter of the lease term or the estimated useful lives of the improvement.

         LONG-LIVED ASSETS

         The carrying value of long-lived assets, include goodwill, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. If the fair value is less than the carry amount of the asset, a loss is recognised for the difference. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset.

         REVENUE RECOGNITION

         Revenue represents the net amount received and receivable from sale and rental of cable modems, monthly subscription fees and maintenance fees.

         Sales of cable modems are recognised when the goods are delivered and title has passed.

         Rentals of cable modems are recognised on a straight line basis over the period of the respective leases.

         Subscription fees and maintenance fees are recognised when services rendered.

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 11, 1999 (DATE OF ESTABLISHMENT) TO DECEMBER 31,
2000
(EXPRESSED IN RENMINBI)
________________________________________________________________________________



2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         The Joint Venture accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carry forwards measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

         FINANCIAL STATEMENTS ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

         NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which as subsequently amended by SFAS No. 137 and 138, established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value for fiscal quarters of fiscal years beginning after June 15, 2000. Management has assessed the new standards and does not expect that there will be material impact on the Joint Venture's financial position, results of operations or cash flows.

3.       REVENUE

         Sales of cable modems                                 616,995
         Rentals of cable modems                               7,929
         Subscription fees                                     182,290
         Maintenance fees                                      157,996
                                                               -------
                                                               965,210

4.       INVENTORIES

         At December 31, 2000
           Finished goods                                      3,517,795
           Less: Reserve for decline to market value          (1,355,063)
                                                               ---------

                                                               2,295,310
                                                               =========

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 11, 1999 (DATE OF ESTABLISHMENT) TO DECEMBER 31,
2000
(EXPRESSED IN RENMINBI)
________________________________________________________________________________



5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of:


         Motor vehicles                                       280,499
         Plant and machinery                                2,914,767
         Furniture and fixtures                               404,205
         Computer hardware                                  1,908,997
         Leasehold improvements                               293,663
         Cable modems                                         142,993
                                                            ---------

                                                            5,945,124
         Accumulated depreciation and amortization           (277,351)
                                                            ---------

                                                            5,667,773
                                                            =========


6.       CONTRIBUTED CAPITAL

         The Joint Venture's registered and contributed capital was USD3,000,000. This was contributed by cash of RMB21,479,770 and property and equipment of RMB3,357,230 where the excess of RMB4,800 was recorded as additional paid-in capital.

7.       INCOME TAXES

         The Joint Venture did not provide any current or deferred tax provision or benefit because it has experienced an operating loss since establishment.

         The Joint Venture had net operating losses of approximately RMB5,096,683 which was not yet agreed with the PRC tax authority for future deduction to the Joint Venture's profit. For financial purposes, based on the effective statutory rate of 33%, a valuation allowance of RMB1,681,905 was provided to offset fully the future deferred tax asset.

8.       COMMITMENTS

         The Joint Venture leases office premises under operating leases. Total expense for the operating lease in the current period ended December 31, 2000 amounted to RMB243,488. At December 31, 2000, the Joint Venture has operating lease commitment of RMB63,769 in 2001. At December 31, 2000, the Joint Venture also has commitments for the purchase of property and equipment which amounted to RMB33,399.

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 11, 1999 (DATE OF ESTABLISHMENT) TO DECEMBER 31,
2000
(EXPRESSED IN RENMINBI)
________________________________________________________________________________



9.       FINANCIAL INSTRUMENTS

          Revenue from future operations in the PRC are denominated in RMB and most of the Joint Venture's expenses are also denominated in RMB. The official exchange rate for the conversion of RMB to U.S. dollars has been stable, with the RMB increasing slightly in recent years. The Joint Venture does not expect to use any foreign exchange hedges or derivative instruments in the near future. The Joint Venture is exploring credit financing opportunities but does not currently require any interest rate risk management, hedging or derivative instruments.

         The estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, other payable, accrued liabilities and amount due to joint venturer are reasonable estimates of their fair value.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Sichuan Huayu Big Sky Network Ltd.:

We have audited the accompanying balance sheet of Sichuan Huayu Big Sky Network Ltd. (the "Joint Venture"), a Development Stage Enterprise, as of December 31, 2000, and the related statements of operations, owners' equity and cash flows for the period from October 12, 2000 (date of establishment) to December 31, 2000. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 2000, and the results of its operations and its cash flows for the period from October 12, 2000 (date of establishment) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Joint Venture will continue as a going concern. The Joint Venture is a development stage enterprise engaged in providing high speed Internet, data and voice services in the People's Republic of China. As discussed in Note 1 to the financial statements, the Joint Venture's operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Hong Kong,                                    /S/ DELOITTE TOUCHE TOHMATSU
February 19, 2001                             Certified Public Accountants

SICHUAN HUAYU BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AT DECEMBER 31, 2000
________________________________________________________________________________
(EXPRESSED IN RENMINBI)


ASSETS

Current assets:
   Cash and cash equivalents                                     5,967,637
   Other receivables                                               183,000
   Prepaid expense                                                 111,729
   Amount due from joint venturer                                  200,000
________________________________________________________________________________

Total current assets                                             6,462,366
________________________________________________________________________________

Property and equipment, net (Note 3)                               756,717
Deposits made on acquisition of property and equipment             529,000
________________________________________________________________________________

TOTAL                                                            7,748,083
================================================================================

LIABILITIES AND OWNERS' EQUITY

Current liabilities:
   Other payables                                                   26,324
   Accrued liabilities                                               6,700
________________________________________________________________________________

Total current liabilities                                           33,024
________________________________________________________________________________
Owners' equity
   Contributed capital (Note 4)                                  8,271,500
   Deficit accumulated during the development stage               (556,441)
________________________________________________________________________________

Total owners' equity                                             7,715,059
________________________________________________________________________________

TOTAL                                                            7,748,083
================================================================================

The accompanying notes are an integral part of these financial statements.

SICHUAN HUAYU BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM OCTOBER 12, 2000 (DATE OF ESTABLISHMENT) TO DECEMBER 31,
2000
(EXPRESSED IN RENMINBI)
________________________________________________________________________________




General and administrative expenses                         (556,441)
________________________________________________________________________________

Net loss                                                    (556,441)
================================================================================



























The accompanying notes are an integral part of these financial statements.

SICHUAN HUAYU BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OWNERS' EQUITY
FOR THE PERIOD FROM OCTOBER 12, 2000 (DATE OF ESTABLISHMENT) TO DECEMBER 31,
2000
(EXPRESSED IN RENMINBI)
________________________________________________________________________________
                                                     Deficit
                                                  accumulated
                                                  during the       Total
                                 Contributed      development      Owners'
                                    Capital          stage         Equity
________________________________________________________________________________

Capital contributions by
  joint venturer                  8,271,500                -      8,271,500

Net loss                                  -         (556,441)      (556,441)
________________________________________________________________________________

Balance at December 31, 2000      8,271,500         (556,441)     7,715,059
================================================================================






















The accompanying notes are an integral part of these financial statements.

SICHUAN HUAYU BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM OCTOBER 12, 2000 (DATE OF ESTABLISHMENT) TO DECEMBER 31,
2000
(EXPRESSED IN RENMINBI)
________________________________________________________________________________


                                                           $
                                                      ___________

Cash flows from operating activities
   Net loss                                             (556,441)
Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation                                             5,219
Changes in operating assets and liabilities:
   Other receivables                                    (183,000)
   Prepaid expense                                      (111,729)
   Other payables                                         26,324
   Accrued liabilities                                     6,700
________________________________________________________________________________

Net cash used in operating activities                   (812,927)
________________________________________________________________________________

Cash flows from investing activities
   Purchases of property and equipment                  (761,936)
   Deposit paid                                         (529,000)
   Advance to joint venturer                            (200,000)
________________________________________________________________________________

Net cash used in investing activities                 (1,490,936)
________________________________________________________________________________

Cash flows from financing activities
   Capital contributions by joint venturer             8,271,500
________________________________________________________________________________

Cash and cash equivalents at December 31, 2000         5,967,637
================================================================================





The accompanying notes are an integral part of these financial statements.

SICHUAN HUAYU BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 11, 1999 (DATE OF ESTABLISHMENT) TO DECEMBER 31,
2000
(EXPRESSED IN RENMINBI)
________________________________________________________________________________


1.   INCORPORATION AND NATURE OF BUSINESS

     INCORPORATION AND BACKGROUND

     Sichuan Huayu Big Sky Network Ltd. (the "Joint Venture" or "Chengdu JV") was established under the laws of the People's Republic of China on Co-operative Joint Ventures and other relevant laws of China and regulations of Chengdu. The Joint Venture is a development stage enterprise and is seeking to become a leading facilities based provider of equipment and technical services to support Internet usage in the People's Republic of China (the "PRC").

     A joint venture agreement was signed on July 8, 2000, between Big Sky Network Canada Ltd. ("BSN") and Chengdu Huayu Information Industry Co., Ltd. ("Chengdu Huayu") to establish the Chengdu JV. The purpose of the Chengdu JV is to develop an advanced broadband software and hardware platform for data transmission and Internet related business in the Sichuan Province, the PRC. Under the terms of the joint venture agreement, Chengdu Huayu agreed to provide the entire software and hardware data transmission platform of its Huayu HFC network and the rights to use all of its facilities and equipment. BSN is required to contribute a total of USD2,890,000 to the Chengdu JV in cash or equipment. Over the Chengdu JV's 20 year term, BSN will be entitled to receive 65% of the profits earned between 2001 and 2007, 50% of the profits between 2008 and 2013 and 35% of the profits earned between 2014 and 2020. BSN is entitled to appoint four of the seven Board of Directors of the Chengdu JV for the first seven years of its operations and is thereafter entitled to appoint three of the seven directors. Upon the expiration of the joint venture term, and if the joint venturers decide not to extend the term, all the remaining property and equipment will be attributable to Chengdu Huayu and the remaining assets and liabilities of the Joint Venture will be distributed in accordance with the BSN's 35% interest in the Joint Venture.

     CONTINUING OPERATIONS

     The Joint Venture's operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the government of the PRC has been pursuing economic reform policies, no assurance can be given that it will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There is also no guarantee that the pursuit of economic reforms by the government of the PRC will be consistent or effective.

SICHUAN HUAYU BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 11, 1999 (DATE OF ESTABLISHMENT) TO DECEMBER 31,
2000
(EXPRESSED IN RENMINBI)
________________________________________________________________________________



1.   INCORPORATION AND NATURE OF BUSINESS (CONTINUED)

     CONTINUING OPERATIONS (Continued)

     The PRC has recently enacted new laws and regulations governing Internet access and the provision of online business, economic and financial information. Current or proposed laws aimed at limiting the use of online services could, depending upon interpretation and application, result in significant uncertainty to the Joint Venture, additional costs and technological challenges in order to comply with any statutory or regulatory requirements imposed by such legislation. Additional legislation and regulations that may be enacted by the government of the PRC could have an adverse effect on the Joint Venture's business, financial condition and results of operations.

     The success of the Joint Venture will depend on the acceptance of broadband Internet services, which remains unproven in the PRC. The Joint Venture may not be able to attract and retain subscribers, or it may face intense competition which could have an adverse effect on the Joint Venture's business, financial condition and results of operations.

     Substantially all of the Joint Venture's revenues and operating expenses will be denominated in the Chinese Renminbi ("RMB").

     These financial statements have been prepared on a going concern basis. The Joint Venture's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Joint Venture be unable to continue as a going concern.

     Management anticipates that the Joint Venture currently has sufficient working capital to fund the Joint Venture's plan of operation through the year ending December 31, 2001. The Joint Venture's costs to fund its plan of operation for the fiscal year ending December 31, 2001 is expected to increase (primarily for salaries, travel, office and other similar expenses). The working capital is intended to fund the business operations of the Joint Venture, including funding the capital requirements, funding additional technical, management and marketing/sales personnel and funding comprehensive joint venture marketing and promotional programs to increase market awareness and subscription sales.

     During the year ended December 31, 2000, the Joint Venture had not commenced its principal business operations.

SICHUAN HUAYU BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 11, 1999 (DATE OF ESTABLISHMENT) TO DECEMBER 31,
2000
(EXPRESSED IN RENMINBI)
________________________________________________________________________________


2.   SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENT

     Cash and cash equivalent include cash on hand, cash accounts, interest-bearing savings accounts and time certificates of deposit with a maturity at purchase date of three months or less.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less depreciation. Depreciation is computed using the straight-line method as follows:

     Machinery                                         10%
     Furniture and fixtures                            20%
     Computer hardware                                 20%

     LONG-LIVED ASSETS

     The carrying value of long-lived assets, include goodwill, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. If the fair value is less than the carry amount of the asset, a loss is recognised for the difference. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset.

     INCOME TAXES

     The Joint Venture accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carry forwards measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

     FINANCIAL STATEMENTS ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

SICHUAN HUAYU BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 11, 1999 (DATE OF ESTABLISHMENT) TO DECEMBER 31,
2000
(EXPRESSED IN RENMINBI)
________________________________________________________________________________


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which as subsequently amended by SFAS No. 137 and 138, established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value for fiscal quarters of fiscal years beginning after June 15, 2000. Management has assessed the new standards and does not expect that there will be material impact on the Joint Venture's financial position, results of operations or cash flows.

3.   PROPERTY AND EQUIPMENT



     Property and equipment consist of:

     Machinery                                   112,200
     Furniture and fixtures                      100,000
     Computer hardware                           549,736
                                                 -------
                                                 761,936

     Accumulated depreciation                     (5,219)
                                                 -------

                                                 756,717
                                                 =======


4.   CONTRIBUTED CAPITAL

     The Joint Venture's registered and contributed capital was USD1,000,000. This was contributed by cash from BSN.

SICHUAN HUAYU BIG SKY NETWORK LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 11, 1999 (DATE OF ESTABLISHMENT) TO DECEMBER 31,
2000
(EXPRESSED IN RENMINBI)
________________________________________________________________________________


5.   INCOME TAXES

     The Joint Venture did not provide any current or deferred tax provision or benefit because it has experienced an operating loss since establishment.

     The Joint Venture had net operating losses of amounted to RMB556,441 which was not yet agreed with the PRC tax authority for future deduction to the Joint Venture's profit. For financial purposes, based on the effective statutory rate of 33%, a valuation allowance of RMB183,626 was provided to offset fully the future deferred tax asset.

6.   COMMITMENTS

     The Joint Venture's facility leases office premises under operating leases. Total expenses for the lease in the current period ended December 31, 2000 amounted to RMB43,258. At December 31, 2000, the Joint Venture has operating lease commitment of approximately RMB131,000 in 2001. At December 31, 2000, the Joint Venture also has commitments for the purchase of property and equipment which amounted to approximately RMB634,000.

7.   FINANCIAL INSTRUMENTS

     Revenue from future operations in the PRC are denominated in RMB and many of the Joint Venture's expenses are denominated in RMB. The official exchange rate for the conversion of RMB to U.S. dollars has been stable, with the RMB increasing slightly in recent years. The Joint Venture does not expect to use any foreign exchange hedges or derivative instruments in the near future. The Joint Venture is exploring credit financing opportunities but does not currently require any interest rate risk management, hedging or derivative instruments.

     The estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information. The carrying amounts of cash and cash equivalents, other receivables, prepaid expenses, amount due from joint venturer, other payables and accrued liabilities are reasonable estimates of their fair value.