Form 10QSB/A
period 2001-03-31
CHINA BROADBAND CORP
filed 2001-08-10
CIK 1075247

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

                             Yes [x]     No [ ]

         The number of outstanding common shares, with $0.001 par value, of the registrant at August 7, 2001 was 19,474,517.

  Transitional Small Business Disclosure Format (check one): Yes [ ]     No [x]

                              CHINA BROADBAND CORP.

                           INDEX TO THE FORM 10-QSB/A
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                                                            PAGE

PART I - FINANCIAL INFORMATION .............................................  2

         ITEM 1.  Financial Statements......................................  2

                  China Broadband Corp.

                    Condensed Consolidated Balance Sheet....................  2

                    Condensed Consolidated Statement of Operations..........  3

                    Condensed Consolidated Statement of Stockholders' Equity  4

                    Condensed Consolidated Statement of Cash Flows..........  6

                    Notes to the Condensed Consolidated Financial Statements  7


         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................... 12

PART II - OTHER INFORMATION

         ITEM 1.  Legal Proceedings ........................................ 19

         ITEM 2.  Changes in Securities and Use of Proceeds................. 19

         ITEM 3.  Defaults Upon Senior Securities .......................... 19

         ITEM 4.  Submission of Matters to a Vote of Security Holders....... 19

         ITEM 5.  Other Information......................................... 20

         ITEM 6.  Exhibits and Reports on Form 8-K.......................... 20


SIGNATURES.................................................................. 23

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET

(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------
                                                      MARCH 31,
                                                        2001        DECEMBER 31,
                                                     (UNAUDITED)        2000
                                                         $               $
                                                     ----------     ------------
         ASSETS
CURRENT
   Cash and cash equivalents                          3,865,181      4,668,128
   Interest and Goods and Services Tax receivable        93,457         64,201
   Prepaid expenses                                      67,119        117,119
                                                     ----------     ----------
                                                      4,025,757      4,849,448

Investment in Shekou joint venture                    2,428,275      2,482,018
Investment in Chengdu joint venture                   1,836,874      1,321,884
Property and equipment, net                             219,159        220,799
Intangible assets:
   Intellectual property (Note 5)                       789,057        819,402
   Shekou joint venture (Note 5)                      2,294,325      2,421,788
   Chengdu joint venture (Note 5)                     4,588,650      4,843,575
   Goodwill (Note 5)                                  1,938,345      2,046,031
                                                     ----------     ----------
                                                     18,120,442     19,004,945
                                                     ==========     ==========

LIABILITIES
CURRENT
   Accounts payable and accrued liabilities             585,851        250,840
   Promissory note (Note 5)                           1,700,000      1,700,000
                                                     ----------     ----------
                                                      2,285,851      1,950,840
                                                     ----------     ----------

CONTINUING OPERATIONS (Note 3)
CONTINGENCIES (Note 6)
COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY
   Common stock
     $0.001 par value, shares authorized: 50,000,000;    77,936         77,936
     shares issued and outstanding: 19,474,517
   Additional paid-in capital                        21,433,734     20,631,344
   Deferred compensation                               (807,720)       (57,995)
   Accumulated deficit                               (4,869,359)    (3,597,180)
                                                     ----------     ----------
                                                     15,834,591     17,054,105
                                                     ----------     ----------
                                                     18,120,442     19,004,945
                                                     ==========     ==========

See notes to condensed consolidated financial statements.



CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------

                                                                           CUMULATIVE PERIOD
                                                           THREE MONTHS      FROM DATE OF
                                                              ENDED            INCEPTION
                                                            MARCH 31,      FEBRUARY 1, 2000
                                                               2001        TO MARCH 31, 2001
                                                                $                 $
                                                           ------------    -----------------

REVENUE
   Technical consulting                                              -            208,333

GENERAL AND ADMINISTRATIVE EXPENSES (including non-cash
compensation of $52,665 and $119,758, respectively)          1,219,849          4,905,247
                                                            ----------     ------------------
                                                            (1,219,849)        (4,696,914)

EQUITY LOSS IN BIG SKY NETWORK CANADA LTD.                           -           (181,471)

EQUITY LOSS IN SHEKOU JOINT VENTURE                           (53,743)           (256,164)

EQUITY LOSS IN CHENGDU JOINT VENTURE                           (55,010)           (98,716)

INTEREST INCOME                                                 56,423            363,906
                                                            ----------     --------------

NET LOSS                                                    (1,272,179)        (4,869,359)
                                                            ==========     ==============

LOSS PER SHARE
   Basic and Diluted                                             (0.07)
                                                            ==========

SHARES USED IN COMPUTATION - BASIC AND DILUTED              19,474,517
                                                            ==========

See notes to condensed consolidated financial statements.




CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------------------------------------

                                                            Additional                               TOTAL
                                      Common Stock           Paid-in     Deferred   Accumulated  STOCKHOLDERS'
                                  Shares        Amount       Capital   Compensation   Deficit        EQUITY
                                                   $              $         $            $            $
                               ------------- -------------- ---------- ------------ -----------  -------------

Balance,                          1,509,850     59,971               -            -           -         59,971
February 1, 2000

Issue of common stock
for the outstanding shares
of China Broadband
(BVI) Corp.                      13,500,000     13,500         696,529            -           -        710,029

Stock issued pursuant to
private placement
agreements at $0.20 per
share                               500,000        500          98,835            -           -         99,335

Stock issued pursuant to
private placement
agreements at $1.00 per
share                             1,530,000      1,530       1,518,289            -           -      1,519,819

Stock issued pursuant to
private placement
agreements at $7.50 per
share                             1,301,667      1,302       9,696,236            -           -      9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.                       1,133,000      1,133       8,496,367            -           -      8,497,500

Issuance of warrants                      -          -          44,472            -           -         44,472

Non-cash compensation                     -          -          15,235            -           -         15,235

Deferred compensation                     -          -          65,381      (65,381)          -              -

Amortization of deferred
compensation                              -          -               -        7,386           -          7,386

Net loss                                  -          -               -            -  (3,597,180)    (3,597,180)
                                 ----------     ------      ----------    ---------  ----------  -------------

Balance,
December  31, 2000               19,474,517     77,936      20,631,344      (57,995) (3,597,180)    17,054,105
                                 ==========     ======      ==========     ========  ==========  =============

Deferred compensation                     -          -         802,390     (802,390)          -              -






Amortization of deferred
compensation                              -          -               -       52,665           -         52,665

Net loss                                  -          -               -            -  (1,272,179)    (1,272,179)
                                 ---------- --------------  ----------     -------- -----------  -------------

Balance,
March 31, 2001 (unaudited)       19,474,517     77,936      21,433,734     (807,720) (4,869,359)    15,834,591
                                 ==========     ======      ==========     ======== ===========  =============


See notes to condensed consolidated financial statements.





CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(EXPRESSED IN UNITED STATES DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                          CUMULATIVE PERIOD
                                                                                                            FROM DATE OF
                                                                                                              INCEPTION
                                                                               THREE MONTHS ENDED         FEBRUARY 1, 2000
                                                                                 MARCH 31, 2001           TO MARCH 31, 2001
                                                                                       $                        $
                                                                               ------------------         -----------------

CASH FLOWS RELATED TO THE
   FOLLOWING ACTIVITIES:

OPERATING
   Net loss                                                                        (1,272,179)               (4,869,359)
   Adjustments for:
     Amortization                                                                     533,679                 1,112,692
     Equity loss in Big Sky Network Canada Ltd.                                             -                   181,471
     Equity loss in Shekou joint venture                                               53,743                   256,164
     Equity loss in Chengdu joint venture                                              55,010                    98,716
     Non-cash stock compensation                                                       52,665                   119,758

   Changes in operating assets and liabilities
     Interest and Goods and Services Tax receivable                                   (29,256)                  (93,457)
     Prepaid expenses                                                                  50,000                   (67,119)
     Accounts payable                                                                 335,011                   (67,947)
                                                                                   ----------                ----------
                                                                                     (221,327)               (3,329,081)
                                                                                   ----------                ----------
FINANCING
   Issue of common stock for cash (net of issuance costs)                                   -                11,816,692
                                                                                   ----------                ----------

INVESTING
   Purchases of property and equipment                                                (11,620)                 (291,012)
    Acquisition of Big Sky Network Canada Ltd. (net of cash acquired)                       -                (2,395,828)
   Investment in Chengdu joint venture                                               (570,000)               (1,935,590)
                                                                                   ----------                ----------
                                                                                     (581,620)               (4,622,430)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                     (802,947)                3,865,181
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                                    4,668,128                         -
                                                                                   ----------                ----------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                            3,865,181                 3,865,181
                                                                                   ==========                ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for income taxes                                                               -                         -
                                                                                   ==========                ==========
   Cash paid for interest                                                                   -                         -
                                                                                   ==========                ==========
See notes to condensed consolidated financial statements.



CHINA BROADBAND CORP.                                                          1
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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's 2000 Annual Financial Statements herein.

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

CHINA BROADBAND CORP.                                                          2
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

         The success of the Corporation will depend on the acceptance of broadband Internet services, which remains unproven in the PRC. The Corporation's Chinese joint venture partners may not be able to attract and retain subscribers to their Internet access services to whom the Corporation could sell equipment and technical services, or the Chinese joint venture partners may face intense competition, which could have an adverse effect on the Corporation's business, financial condition and results of operations. The Corporation's Shekou Joint Venture's ("Shekou JV") services were launched on June 30, 2000. The Corporation's Chengdu Joint Venture's ("Chengdu JV") services were launched on October 26, 2000 and as of March 31, 2001 it had connected a small number of subscribers. The Shekou JV and Chengdu JV are currently expanding their subscriber base in the Shekou Industrial Zone and Chengdu. Services in Deyang are expected to commence upon receipt of approvals required for the establishment of the Deyang joint venture and for our Chinese partner to provide Internet access services.

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

         Substantially all of the Corporation's revenues and operating expenses of the Corporation's joint ventures in the PRC will be denominated in Chinese Renminbi. Such currency is now convertible into foreign exchange for "current account" payments, such as the remittance of dividends to the Corporation and the purchase of imported equipment. However, there can be no assurance such convertibility will continue in the future.

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

CHINA BROADBAND CORP.                                                          3
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

CHINA BROADBAND CORP.                                                          4
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


4.       ACCOUNTING POLICIES

         NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

     5.  ACQUISITION OF BIG SKY NETWORK CANADA LTD.

         On September 29, 2000, the Corporation closed a common stock purchase agreement to buy 50,000 common shares of BSN, increasing its ownership to 100% of BSN. The acquisition was accounted for as a purchase. The purchase price was US $12.7 million, consisting of $2.5 million cash, a $1.7 million promissory note and 1,133,000 common shares of the Corporation valued at the fair market value of the common shares of $8,497,500. The purchase price has been allocated as follows:

                                                 -----------------
                                                        $
                                                 -----------------

        Assets acquired, excluding cash
          Net working capital deficiency              (742,327)
          Investment in Shekou joint venture         2,684,438
          Intellectual property                        849,750
          Chengdu joint venture                      5,098,500
          Shekou joint venture                       2,549,250
          Goodwill                                   2,153,717
                                                 -----------------
                                                    12,593,328

        Cash acquired                                  104,172
                                                 -----------------
        Net assets acquired                         12,697,500
                                                 =================


         The promissory note bears interest at 8% per annum and is payable at maturity. The principal is due on September 29, 2001.

CHINA BROADBAND CORP.                                                          5
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------

     5.  ACQUISITION OF BIG SKY NETWORK CANADA LTD. (CONTINUED)

         The values ascribed to the acquired intangibles including intellectual property, Shekou joint venture and Chengdu joint venture were based on an estimation of fair value. The Shekou joint venture and Chengdu joint venture intangibles represent government approved contracts to provide Internet services in the PRC. The valuation of the assets was performed by management. In preparing the valuation management made a number of assumptions which included the estimated subscriber base in both Shekou and Chengdu, the market value of subscribers based on values assigned subscribers in the United States and in Europe, the relationships established with the governments in the munciplities the Corporation was considering having operations in, the value of the extensive legal work in establishing the framework to have operations in China and discussions on the value of those operations with various vendors.

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

             b) On March 8, 2001, BSN entered into a cooperative joint venture agreement with Changsha Guang Da Television Broadcast Network Ltd. ("Changsha Guang Da") to provide Internet technology service in Hunan Province, PRC. The agreement, subject to government approvals, commits Changsha Guang Da to provide exclusive access to its HFC network, facilities and frequencies to allow the joint venture to provide Internet connectivity services to cable TV subscribers of Changsha Guang Da. The contract duration is 18 years. BSN will receive 65% of the net revenue during the first five years, 50% for the next five years and 40% thereafter. Under the terms of the agreement BSN is required to invest $18 million of capital and equipment, staged over the life of the joint venture agreement.

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

SUMMARY FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:

--------------------------------------------------------------------------------
                                                     CUMULATIVE
                                                     PERIOD FROM
                                                     INCEPTION
                                  THREE MONTH        FEBRUARY 1, 2000
                                  PERIOD ENDED       THROUGH
                                  MARCH 31, 2001     MARCH 31, 2001

--------------------------------------------------------------------------------
Net sales                         $        0           $  208,333
--------------------------------------------------------------------------------
Loss from operations              $1,219,849           $4,696,914
--------------------------------------------------------------------------------
Net loss                          $1,272,179           $4,869,359
--------------------------------------------------------------------------------
Basic loss per common share       $    (0.07)
--------------------------------------------------------------------------------
Basic weighted average common
shares outstanding                19,474,517
--------------------------------------------------------------------------------

AS OF MARCH 31, 2001:

--------------------------------------------
Cash and cash equivalents        $ 3,865,181
--------------------------------------------
Working capital                  $ 1,739,906
--------------------------------------------
Total assets                     $18,120,442
--------------------------------------------
Long-term obligations                      -
--------------------------------------------
Total stockholders' equity      $ 15,834,591
--------------------------------------------

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

         On April 14, 2000, we completed a reverse-split of our common stock on a .65104 for 1 basis reducing our issued and outstanding share capital to 1,509,850 shares of common stock. All information contained in this report gives effect to the reverse-split.

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

THREE MONTH PERIOD ENDED MARCH 31, 2001

         REVENUES. During the three month period ended March 31, 2001, we earned no revenues from sales. We earned interest income of $56,423 from cash and short-term deposits.

         During the three months ended March 31, 2001, the Shekou Joint Venture received revenues from subscribers of approximately $110,000. The revenue consists of the sale and rental of cable modems, monthly subscription fees and maintenance fees. During the three month period ended March 31, 2001, the Shekou Joint Venture connected approximately 670 subscribers, and as a result, the Shekou Joint Venture had approximately 1,884 subscribers with Internet connection. The Shekou Joint Venture had 3,300 subscribers waiting to be connected as of March 31, 2001. We anticipate that the Shekou Joint Venture will connect approximately 2,000 additional subscribers during the quarter ended June 30, 2001.

         The Chengdu Joint Venture began commercial operations near the end of 2000, and as of March 31, 2001, had approximately 11 subscribers with Internet connection. The Chengdu Joint Venture does not currently have any additional subscribers awaiting connection. The Chengdu Joint Venture did not generate any material revenues during the quarter ended March 31, 2001.

         Our joint ventures generate revenues by charging a maintenance fee to the subscriber for use of the equipment that enables their access to the Internet through their cable television system. The subscriber is also charged a fee on behalf of the Chinese joint venture partner for Internet access. This fee is collected by the joint venture and remitted to the Chinese joint venture partner and is not considered revenue of the joint venture. Under the terms of the existing joint venture contracts, the net profits of the joint venture will be distributed to each of the joint venture parties each year after the joint venture has paid applicable taxes and set aside the reserve, expansion and staff welfare and bonus funds mandated by the joint venture contract and Chinese law. These dividends and distributions are paid to Big Sky Network. These payments may be exchanged into US currency and repatriated under Chinese law and with the Department of Foreign Trade and Economic Cooperation approval. The payment of dividends and distributions from our joint ventures are subject to restrictions under Chinese law. See Risk Factors entitled "Our joint ventures might not become profitable enough to distribute dividends that we can use for our cash requirements", "Chinese legal restrictions affect our joint ventures' ability to distribute dividends to us" and "We may not be able to freely convert Renminbi into foreign currency, which could limit the ability of our joint ventures in China to obtain sufficient foreign exchange to satisfy their foreign exchange requirements or to pay dividends to us". Our operations in China are also subject to significant legal and operational uncertainties, such as the potential application of regulations that prohibit foreign investment in the telecommunications industry in China or that restrict the remittance of foreign exchange outside of China and the uneven quality and reliability of telecommunications networks in China.

         EXPENSES: During the three month period ended March 31, 2001, we incurred general operating expenses of $1,219,849. These expenses included the following:


                Calgary office                         $154,899
                Beijing office                          240,000
                Professional services                   148,879
                Investor relations                       19,613
                Amortization                            533,681
                Non-cash stock compensation              52,665
                Miscellaneous                            70,112
                                                     ----------
                                                     $1,219,849
                                                     ==========

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

         Beijing office expenses consist primarily of costs associated with maintaining our business operations office in China. These expenses including hiring costs, accommodations for contract personnel on short-term assignments, consulting expenses related to 5 non-joint venture management consultants in China, other consulting fees, rent expense related to our office in Beijing, travel expenses, insurance expenses and general and other operating costs not related to the joint ventures. Beijing office expenses are anticipated to increase during 2001 as we concentrate efforts on assisting our joint ventures in expanding their subscriber base in Shekou and Chengdu and as our Deyang Joint Venture commences operation once Chinese regulatory approval is received, which is anticipated in prior to the end of 2001.

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

         LOSSES. During the three-month period ended March 31, 2001, we incurred a loss from our operations of $1,219,849 and an equity loss of $108,753 related to the Shekou and Chengdu joint ventures. Our loss for the three-month period ended March 31, 2001, after interest income of $56,423, was $1,272,179. We anticipate that we will continue to incur losses for the foreseeable future until our joint ventures are able to generate profits.

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

         In addition, on March 8, 2001, Big Sky Network Canada Ltd. entered into a preliminary agreement to form a joint venture with Changsha Guang Da Television Broadcast Network Ltd. to provide Internet technology service in Hunan Province. The term of the contract is 18 years, and Big Sky Network will receive 65% of the net revenue during the first five years, 50% for the next five years and 40% thereafter. Under the terms of the agreement, we have committed to invest $18 million of capital and equipment, staged over the life of the joint venture agreement. Our initial investment during 2001 is anticipated to be $1 million, with subsequent investments in amounts to be determined through our negotiations of the definitive joint venture agreements with our Chinese joint venture partner. We cannot assure you that the joint venture will receive government regulatory approval or that sufficient financing will be available to meet our investment commitment.

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

SUBSEQUENT EVENTS

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

         ESTIMATED CAPITAL REQUIREMENTS

         To fund our operations for the twelve months ending June 30, 2002, management estimates we will require additional capital of approximately $6 million. Our current capital and any additional funds raised are intended to fund the business operations of Big Sky Network, including the following:


                                                             ESTIMATED FINANCIAL
                                                              REQUIREMENTS FOR
                                                              THE TWELVE MONTH
                                                                PERIOD ENDING
                 DESCRIPTION                                    JUNE 30, 2002
                 -----------                                 -------------------
Shekou Joint Venture - Capital Contributions                               $0
Chengdu Joint Venture - Capital Contributions1                        750,000 2
Deyang Joint Venture - Capital Contributions1                       1,000,000 3
Changsha Guang Da Joint Venture - Capital Contributions1            1,000,000 4
Shanghai Min Hang Joint Venture - Capital Contributions1              500,000 5
Beijing Gehua Joint Venture - Capital Contributions 1                 500,000 5
Chongquing Joint Venture - Capital Contributions1                     500,000 6
Technical Consulting Expenditures                                     100,000
Management Consulting Expenditures                                    500,000
Sales and Marketing Expenses                                          600,000
Legal and Professional Expenses                                       200,000
General Administrative Expenses                                       700,000
Capital Raising Expenditures                                          100,000
Overhead Expenses                                                     100,000
Miscellaneous                                                         100,000
                                                                   ----------
TOTAL                                                              $6,650,000
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

                           Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the first quarter of 2001.

         The annual meeting of Shareholders was held on June 29, 2001 at which the following items were voted upon:



ITEM                                                             FOR             AGAINST        ABSTAIN      NON-VOTE
----                                                                             -------        -------      --------

1) Election of members of the Board of Directors
     Ian Aaron                                                  10,738,066       250,000             --           --
     John Brooks                                                10,738,066       250,000             --           --
     Matthew Heysel                                             10,737,966       250,100             --           --
     Richard Hurwitz                                            10,738,066       250,000             --           --
     Thomas Milne                                               10,738,066       250,000             --           --
     Daming Yang                                                10,738,066       250,000             --           --

2) Approve the appointment of Deloitte & Touche LLP             10,988,066             0             --           --

3) Approval and adoption of the China Broadband                 10,367,628       250,200         10,100      360,138
   Corp. 2000 Stock Option Plan



ITEM 5.  OTHER INFORMATION

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits.


EXHIBIT NO.                             DESCRIPTION

3.1(1) Certificate of Incorporation of the Company consisting of the Articles of Incorporation filed with the Secretary of the State of Nevada on February 9, 1993

3.2(5) Certificate of Amendment to Articles of Incorporation of Institute For Counseling, Inc. filed with the Secretary of the State of Nevada on March 22, 2000

3.3(3) Certificate of Amendment to Articles of Incorporation of Institute For Counseling, Inc. filed with the Secretary of the State of Nevada on April 14, 2000

3.4(1)    By-Laws of the Company, dated November 9, 1993

3.5(13)   Amended and Restated By-Laws of the Company, dated August 8, 2001

10.1(2) Purchase Agreement for the Acquisition of China Broadband (BVI) Corp. among Institute For Counseling, Inc. and China Broadband (BVI) Corp.

10.2(2) Cooperative Joint Venture Contract For Shenzhen China Merchants Big Sky Network Ltd.

10.3(4) Common Stock Purchase Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd.

10.4(4) Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd. and Matthew Heysel, for himself and as attorney-in-fact for Daming Yang, Kai Yang, Wei Yang, Jeff Xue, Donghe Xue, Lu Wang, Wallace Nesbitt and Western Capital Corp.

10.5(4) Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang.

10.6(5) Cooperative Joint Venture Contract For Sichuan Huayu Big Sky Network Ltd. dated July 8, 2000

10.7(5) Strategic Partnership Agreement Between Chengdu Huayu Information Industry Co., Ltd. and Big Sky Network Canada Ltd.

10.8(5) Cooperative Joint Venture Contract For Deyang Guangshi Big Sky Ltd. dated November 25, 2000

10.9(5) Consulting Agreement MH Financial Management, for the services of Matthew Heysel

10.10(5)  China Broadband Stock Option Plan

10.11(5)  Form of Stock Option Agreement

10.12(5)  Form of Restricted Stock Purchase Agreement

10.13(5) Letter Agreement dated July 25, 2000 by and between China Broadband Corp. and Canaccord International Ltd.

10.14(5) Joint Development Agreement of City-Wide-Area High Speed Broadband and Data Transmission Services Networks of China Between Big Sky Network Canada Ltd. and Jitong Network Communications Co. Ltd.

10.15(5)  Consulting Agreement Daming Yang

10.16(5) Consulting Agreement and Precise Details Inc. for the services of Thomas Milne

10.17(8) Agreement to the Establishment of Cooperation Joint Venture between Big Sky Network Canada Ltd. and Zhuhai Cable Television Station, dated May 27, 1999

10.18(8) Letter of Intent, dated March 1, 2000, between Big Sky Network Canada Ltd. and Dalian Metropolitan Area Network Center

10.19(8) Letter of Intent, dated November 8, 2000, between Big Sky Network Canada Ltd. and Hunan Provincial Television and Broadcast Media Co. Ltd.

10.20(8) Preliminary Agreement to Form a Contractual Joint Venture, dated March 8, 2001 between Big Sky Network Canada Ltd. and Changsha Guang Da Television

10.21(6) Purchase and License Agreement, dated September 28, 2000, between China Broadband Corp. and Nortel Networks Limited

10.22(6) Amendment, dated January 1, 2001, to the Purchase and License Agree-ment between China Broadband Corp. and Nortel Networks Limited

10.23(8) Consulting Agreement, dated December 22, 2000, between China Broadband Corp and Barry L. Mackie

10.24(8) Consulting Agreement, dated October 1, 2000, between China Broadband Corp and Richard Lam

10.25(8) Consulting Agreement, dated October 1, 2000, between China Broadband Corp and Ping Chang Yung

10.26(8) Consulting Agreement, dated October 1, 2000, between China Broadband Corp and YungPC AP

10.27(7) Common Stock Purchase Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd.

10.28(7) Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd. and Matthew Heysel, for himself and as attorney-in-fact for Daming Yang, Kai Yang, Wei Yang, Jeff Xue, Donghe Xue, Lu Wang, Wallace Nesbitt and Western Capital Corp.

10.29(7) Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang

10.30(11) Letter of Intent dated June 1, 2001 between Big Sky Network Canada
          Ltd. and Shanghai Min Hang Cable Television Center

10.31(11) Memorandum of Understanding dated June 18, 2001 between Big Sky
          Network Canada Ltd. and Beijing Gehua Cable TV Networks Co., Ltd.

10.32(11) Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing
          Branch of Ji Tong Network Communications Co., Ltd.

10.33(11) Consulting Agreement dated April1, 2001 between China Broadband Corp.
          and Precise Details Inc.

10.34(11) Consulting Agreement dated April 1, 2001 between China Broadband Corp.
          and M.H. Financial

10.35(11) Consulting Agreement dated April 1, 2001 between China Broadband Corp.
          and Daming Yang

10.36(11) Indemnity Agreement dated June 29, 2001 between China Broadband Corp.
          and Matthew Heysel

10.37(12) Memorandum of Understanding between Big Sky Network Canada Ltd. and
          Fujian Provincial Radio and Television Network Co. Ltd. dated July 10, 2001

10.38(13) Note Cancellation Agreement between China  Broadband Corp. and
          Canaccord International Ltd.

16.1(9)   Change in Auditor Letter of Amisano Hanson

16.2(10)  Change in Auditor Letter of Arthur Anderson LLP

21.1(5)   List of subsidiaries of registrant

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


         b) Reports on Form 8-K.

            There were no reports on Form 8-K during the first quarter of 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CHINA BROADBAND CORP.



Date:  August 10, 2001          By:      /s/ MATTHEW HEYSEL
                                         ------------------
                                         Name:   Matthew Heysel
                                         Title:  Chief Executive Officer
                                         (Principal Executive Officer)


Date:  August 10, 2001          By:      /s/ THOMAS MILNE
                                         ----------------
                                         Name:   Thomas Milne
                                         Title:  Chief Financial Officer
                                         (Principal Accounting Officer)

EXHIBIT INDEX



EXHIBIT NO.                           DESCRIPTION

3.1(1) Certificate of Incorporation of the Company consisting of the Articles of Incorporation filed with the Secretary of the State of Nevada on February 9, 1993

3.2(5) Certificate of Amendment to Articles of Incorporation of Institute For Counseling, Inc. filed with the Secretary of the State of Nevada on March 22, 2000

3.3(3) Certificate of Amendment to Articles of Incorporation of Institute For Counseling, Inc. filed with the Secretary of the State of Nevada on April 14, 2000

3.4(1)    By-Laws of the Company, dated November 9, 1993

3.5(13)   Amended and Restated By-Laws of the Company, dated August 8, 2001

10.1(2) Purchase Agreement for the Acquisition of China Broadband (BVI) Corp. among Institute For Counseling, Inc. and China Broadband (BVI) Corp.

10.2(2) Cooperative Joint Venture Contract For Shenzhen China Merchants Big Sky Network Ltd.

10.3(4) Common Stock Purchase Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd.

10.4(4) Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd. and Matthew Heysel, for himself and as attorney-in-fact for Daming Yang, Kai Yang, Wei Yang, Jeff Xue, Donghe Xue, Lu Wang, Wallace Nesbitt and Western Capital Corp.

10.5(4) Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang.

10.6(5) Cooperative Joint Venture Contract For Sichuan Huayu Big Sky Network Ltd. dated July 8, 2000

10.7(5) Strategic Partnership Agreement Between Chengdu Huayu Information Industry Co., Ltd. and Big Sky Network Canada Ltd.

10.8(5) Cooperative Joint Venture Contract For Deyang Guangshi Big Sky Ltd. dated November 25, 2000

10.9(5) Consulting Agreement MH Financial Management, for the services of Matthew Heysel

10.10(5)  China Broadband Stock Option Plan

10.11(5)  Form of Stock Option Agreement

10.12(5)  Form of Restricted Stock Purchase Agreement

10.13(5) Letter Agreement dated July 25, 2000 by and between China Broadband Corp. and Canaccord International Ltd.

10.14(5) Joint Development Agreement of City-Wide-Area High Speed Broadband and Data Transmission Services Networks of China Between Big Sky Network Canada Ltd. and Jitong Network Communications Co. Ltd.

10.15(5)  Consulting Agreement Daming Yang

10.16(5) Consulting Agreement and Precise Details Inc. for the services of Thomas Milne

10.17(8) Agreement to the Establishment of Cooperation Joint Venture between Big Sky Network Canada Ltd. and Zhuhai Cable Television Station, dated May 27, 1999

10.18(8) Letter of Intent, dated March 1, 2000, between Big Sky Network Canada Ltd. and Dalian Metropolitan Area Network Center

10.19(8) Letter of Intent, dated November 8, 2000, between Big Sky Network Canada Ltd. and Hunan Provincial Television and Broadcast Media Co. Ltd.

10.20(8) Preliminary Agreement to Form a Contractual Joint Venture, dated March 8, 2001 between Big Sky Network Canada Ltd. and Changsha Guang Da Television

10.21(6) Purchase and License Agreement, dated September 28, 2000, between China Broadband Corp. and Nortel Networks Limited

10.22(6) Amendment, dated January 1, 2001, to the Purchase and License Agree-ment between China Broadband Corp. and Nortel Networks Limited

10.23(8) Consulting Agreement, dated December 22, 2000, between China Broadband Corp and Barry L. Mackie

10.24(8) Consulting Agreement, dated October 1, 2000, between China Broadband Corp and Richard Lam

10.25(8) Consulting Agreement, dated October 1, 2000, between China Broadband Corp and Ping Chang Yung

10.26(8) Consulting Agreement, dated October 1, 2000, between China Broadband Corp and YungPC AP

10.27(7) Common Stock Purchase Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd.

10.28(7) Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd. and Matthew Heysel, for himself and as attorney-in-fact for Daming Yang, Kai Yang, Wei Yang, Jeff Xue, Donghe Xue, Lu Wang, Wallace Nesbitt and Western Capital Corp.

10.29(7) Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang

10.30(11) Letter of Intent dated June 1, 2001 between Big Sky Network Canada
          Ltd. and Shanghai Min Hang Cable Television Center

10.31(11) Memorandum of Understanding dated June 18, 2001 between Big Sky
          Network Canada Ltd. and Beijing Gehua Cable TV Networks Co., Ltd.

10.32(11) Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing
          Branch of Ji Tong Network Communications Co., Ltd.

10.33(11) Consulting Agreement dated April1, 2001 between China Broadband Corp.
          and Precise Details Inc.

10.34(11) Consulting Agreement dated April 1, 2001 between China Broadband Corp.
          and M.H. Financial

10.35(11) Consulting Agreement dated April 1, 2001 between China Broadband Corp.
          and Daming Yang

10.36(11) Indemnity Agreement dated June 29, 2001 between China Broadband Corp.
          and Matthew Heysel

10.37(12) Memorandum of Understanding between Big Sky Network Canada Ltd. and
          Fujian Provincial Radio and Television Network Co. Ltd. dated July 10, 2001

10.38(13) Note Cancellation Agreement between China  Broadband Corp. and
          Canaccord International Ltd.

16.1(9)   Change in Auditor Letter of Amisano Hanson

16.2(10)  Change in Auditor Letter of Arthur Anderson LLP

21.1(5)   List of subsidiaries of registrant

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