Form 10QSB
period 2001-06-30
CHINA BROADBAND CORP
filed 2001-08-14
CIK 1075247

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   __________________________________________

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

         The number of outstanding common shares, with $0.001 par value, of the registrant at June 30, 2001 was 19,474,517.

         Transitional Small Business Disclosure Format (check one):

                         Yes            No  X
                            -----         -----

                              CHINA BROADBAND CORP.

                            INDEX TO THE FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                                                            PAGE

PART I - FINANCIAL INFORMATION .............................................  2

         ITEM 1.    Financial Statements....................................  2

                    China Broadband Corp.

                           Condensed Consolidated Balance Sheet.............  2

                           Condensed Consolidated Statement of
                           Operations and Deficit...........................  3

                           Condensed Consolidated Statement of
                           Stockholders' Equity.............................  4

                           Condensed Consolidated Statement of
                           Cash Flows.......................................  6

                           Notes to the Condensed Consolidated
                           Financial Statements ............................  8


         ITEM 2.    Management's Discussion and Analysis of Financial
                    Condition AND Results of Operations .....................15

PART II - OTHER INFORMATION

         ITEM 1.    Legal Proceedings ...................................... 23

         ITEM 2.    Changes in Securities AND USE OF PROCEEDS............... 23

         ITEM 3.    Defaults Upon Senior Securities ........................ 23

         ITEM 4.    Submission of Matters to a Vote of Security Holders..... 23

         ITEM 5.    Other Information....................................... 24

         ITEM 6.    Exhibits and Reports on Form 8-K........................ 24


SIGNATURES.................................................................. 27

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS



CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET

(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------------------------------
                                                              JUNE 30, 2001        DECEMBER 31, 2000
                                                               (UNAUDITED)
                                                                    $                      $
                                                          ---------------------- -----------------------

ASSETS
CURRENT
   Cash and cash equivalents (Note 6)                           2,880,374              4,668,128
   Interest and Goods and Services Tax receivable                  88,414                 64,201
   Due from affiliates                                             48,536                      -
   Prepaid expenses                                                30,981                117,119
                                                          ---------------------- -----------------------
                                                                3,048,305              4,849,448

Investment in Shekou joint venture                              2,291,680              2,482,018
Investment in Chengdu joint venture                             1,629,171              1,321,884
Property and equipment, net                                       206,165                220,799
Intangible assets:
   Intellectual property (Note 5)                                 758,705                819,402
   Shekou joint venture (Note 5)                                2,166,826              2,421,788
   Chengdu joint venture (Note 5)                               4,333,650              4,843,575
   Goodwill (Note 5)                                            1,830,492              2,046,031
                                                          ---------------------- -----------------------
                                                               16,264,994             19,004,945
                                                          ====================== =======================

LIABILITIES
CURRENT
   Accounts payable and accrued liabilities                       263,108                250,840
   Promissory note (Notes 5 and 9)                              1,700,000              1,700,000
                                                          ---------------------- -----------------------
                                                                1,963,108              1,950,840
                                                          ---------------------- -----------------------

CONTINUING OPERATIONS (Note 3)
CONTINGENCIES (Note 7)
COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY
   Common stock
     $0.001 par value, shares authorized: 50,000,000;              77,936                 77,936
     shares issued and outstanding: 19,474,517
   Additional paid-in capital                                  21,441,331             20,631,344
   Deferred compensation                                         (729,958)               (57,995)
   Accumulated deficit                                         (6,487,423)            (3,597,180)
                                                          ---------------------- -----------------------
                                                               14,301,886             17,054,105
                                                          ---------------------- -----------------------
                                                               16,264,994             19,004,945
                                                          ====================== =======================

See notes to condensed consolidated financial statements.

                                       2



CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT (UNAUDITED)

(EXPRESSED IN UNITED STATES DOLLARS)
-----------------------------------------------------------------------------------------------------------------------
                                                                                                        CUMULATIVE
                                                                                                        PERIOD FROM
                                                                                                          DATE OF
                                                                                                         INCEPTION
                                      THREE MONTHS                 SIX MONTHS        PERIOD FROM        FEBRUARY 1,
                                          ENDED                       ENDED           FEBRUARY 1          2000 TO
                                        JUNE 30,                    JUNE 30,         TO JUNE 30,         JUNE 30,
                                 2001               2000              2001               2000              2001
                                   $                 $                  $                 $                  $
                            ----------------- ----------------- ------------------ ----------------- ------------------

REVENUE
   Technical consulting                -             83,333                 -              83,333          208,333

GENERAL AND
   ADMINISTRATIVE
   EXPENSES                   (1,441,107)          (199,513)       (2,660,955)           (457,089)      (6,346,354)
                            ----------------- ----------------- ------------------ ----------------- ------------------
                              (1,441,107)          (116,180)       (2,660,955)           (373,756)      (6,138,021)
LOSS IN BIG SKY
   NETWORK CANADA
   LTD.                                -            (80,099)                -             (80,099)        (181,471)

LOSS IN SHEKOU
   JOINT VENTURE                 (50,881)                 -          (104,624)                  -         (307,045)

LOSS IN CHENGDU
   JOINT VENTURE                (150,560)                 -          (205,570)                  -         (249,276)

INTEREST INCOME                   24,484            125,608            80,906             125,608          388,390
                            ----------------- ----------------- ------------------ ----------------- ------------------
NET LOSS                      (1,618,064)           (70,671)       (2,890,243)           (328,247)      (6,487,423)

DEFICIT, BEGINNING
   OF PERIOD                  (4,869,359)                 -        (3,597,180)                  -                -
                            ----------------- ----------------- ------------------ ----------------- ------------------
DEFICIT, END OF
   PERIOD                     (6,487,423)           (70,671)       (6,487,423)           (328,247)      (6,487,423)
                            ================= ================= ================== ================= ==================
LOSS PER SHARE
   Basic and diluted               (0.08)              0.00             (0.15)              (0.03)            0.00
                            ================= ================= ================== ================= ==================
SHARES USED IN
   COMPUTATION
   Basic and diluted          19,474,517         15,415,070        19,474,517           9,679,276                -
                            ================= ================= ================== ================= ==================

See notes to condensed consolidated financial statements.


                                       3





CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(EXPRESSED IN UNITED STATES DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------
                                                           Additional                                            TOTAL
                                     Common Stock           Paid-in         Deferred        Accumulated      STOCKHOLDERS'
                                  Shares       Amount       Capital       Compensation        Deficit            EQUITY
                                                 $             $                $                $                 $
                               ------------- ----------- --------------- ---------------- ----------------- -----------------

Balance,                          1,509,850     59,971               -              -                -             59,971
   February 1, 2000

Issue of common stock
   for the outstanding
   shares of China
   Broadband (BVI)
   Corp.                         13,500,000     13,500       696,529                -                -            710,029

Stock issued pursuant to
   private placement
   agreements at $0.20 per
   share                            500,000        500        98,835                -                -             99,335

Stock issued pursuant to
   private placement
   agreements at $1.00 per
   share                          1,530,000      1,530     1,518,289                -                -          1,519,819

Stock issued pursuant to
   private placement
   agreements at $7.50 per
   share                          1,301,667      1,302     9,696,236                -                -          9,697,538

Acquisition of the shares
   of Big Sky Network
   Canada Ltd.                    1,133,000      1,133     8,496,367                -                -          8,497,500

Issuance of warrants                      -          -        44,472                -                -             44,472

Non-cash compensation                     -          -        15,235                -                -             15,235

Deferred compensation                     -          -        65,381          (65,381)               -                  -

Amortization of deferred
   compensation                           -          -             -            7,386                -              7,386

Net loss                                  -          -             -                -       (3,597,180)        (3,597,180)
                               ------------- ----------- --------------- ---------------- ----------------- -----------------
Balance,
   December 31, 2000             19,474,517     77,936    20,631,344          (57,995)      (3,597,180)        17,054,105
                               ------------- ----------- --------------- ---------------- ----------------- -----------------

Deferred compensation                     -          -       809,987         (809,987)               -                  -






Amortization of deferred
compensation                              -          -             -          138,024     -                       138,024

Net loss                                  -          -             -                -     (2,890,243)          (2,890,243)
                               ------------- ----------- --------------- ---------------- ----------------- -----------------
BALANCE,
   JUNE 30, 2001
   (UNAUDITED)                   19,474,517     77,936    21,441,331         (729,958)    (6,487,423)         (14,301,886)
                               ============= =========== =============== ================ ================= =================


See notes to condensed consolidated financial statements.

                                       5


CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(EXPRESSED IN UNITED STATES DOLLARS)
----------------------------------------------------------------------------------------------------------- ----------------
                                                                                                              CUMULATIVE
                                                                                                             PERIOD FROM
                                                                                                               DATE OF
                                                                                                              INCEPTION
                                            THREE MONTHS                 SIX MONTHS        PERIOD FROM       FEBRUARY 1,
                                                ENDED                       ENDED           FEBRUARY 1         2000 TO
                                              JUNE 30,                    JUNE 30,         TO JUNE 30,         JUNE 30,
                                       2001               2000              2001               2000              2001
                                         $                 $                  $                 $                 $
                                 ------------------ ----------------- ------------------ ----------------- -----------------

CASH FLOWS
   RELATED TO THE
   FOLLOWING
   ACTIVITIES

OPERATIONS
Net loss                              (1,618,064)           (70,671)       (2,890,243)          (328,247)       (6,487,423)
Adjustments for:
   Depreciation and
     amortization                        676,830                  -         1,210,509                  -         1,789,522
   Loss in Big Sky Network
     Canada Ltd.                               -             80,099                 -             80,099           181,471
   Loss in Shekou joint
     venture                              50,881                  -           104,624                  -           307,045
   Loss in Chengdu joint
     venture                             150,560                  -           205,570                  -           249,276
   Non-cash stock
     compensation                         85,359             15,235           138,024             15,235           205,117

Changes in operating assets
   and liabilities
     Interest and Goods and
       Services Tax
       receivables                         5,043            (39,240)          (24,213)           (39,240)          (88,414)
     Due from officers and
       employees                               -           (186,114)                -           (215,056)                -
     Prepaid expenses                     36,138            (64,217)           86,138            (64,217)          (30,981)
     Accounts payable and
       accrued liabilities              (322,743)            34,889            12,268             34,889          (390,690)
     Shareholder advances                      -            (24,719)                -                  -                 -
     Unearned revenue                          -            416,666                 -            416,666                 -
                                 ------------------ ----------------- ------------------ ----------------- -----------------
                                        (935,996)           161,928        (1,157,323)           (99,871)       (4,265,077)
                                 ------------------ ----------------- ------------------ ----------------- -----------------






FINANCING
   Decrease in due to
     affiliates                          (48,536)                 -           (48,536)                 -           (48,536)
   Issue of common stock
     for cash (net of
     issuance costs)                           -         11,342,320                 -         11,842,320        11,816,692
                                 ------------------ ----------------- ------------------ ----------------- -----------------
                                         (48,536)        11,342,320           (48,536)        11,842,320        11,768,156
                                 ------------------ ----------------- ------------------ ----------------- -----------------

INVESTING
   Purchases of property
     and equipment                             -                  -                 -                  -          (291,287)
   Fixed asset additions                    (275)           (56,910)          (11,895)           (56,910)                -
   Investment in Chengdu
     joint venture                             -                  -          (570,000)                 -        (1,935,590)
   Increase in due from Big
     Sky Network Canada
     Ltd.                                      -         (2,495,465)                -         (1,995,465)                -
   Acquisition of Big Sky
     Network Canada Ltd
     (net of cash acquired)                    -                  -                 -                  -        (2,395,828)
                                 ------------------ ----------------- ------------------ ----------------- -----------------
                                            (275)        (2,552,375)         (581,895)        (2,052,375)       (4,622,705)
                                 ------------------ ----------------- ------------------ ----------------- -----------------
NET (DECREASE)/
   INCREASE IN
   CASH AND CASH
   EQUIVALENTS                          (984,807)         8,951,873        (1,787,754)         9,690,074         2,880,374

CASH AND CASH
   EQUIVALENTS,
   BEGINNING OF
   PERIOD                              3,865,181            738,201         4,668,128                  -                 -
                                 ------------------ ----------------- ------------------ ----------------- -----------------

CASH AND CASH
   EQUIVALENTS,
   END OF PERIOD                       2,880,374          9,690,074         2,880,374          9,690,074         2,880,374
                                 ================== ================= ================== ================= =================

SUPPLEMENTAL
   CASH FLOW
   INFORMATION:
     Cash paid for income
       taxes                                  -                  -                 -                  -                 -
                                 ================== ================= ================== ================= =================
     Cash paid for interest                   -                  -                 -                  -                 -
                                 ================== ================= ================== ================= =================


See notes to condensed consolidated financial statements.


CHINA BROADBAND CORP.                                                          1
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of China Broadband Corp. (the "Corporation") and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's 2000 "Annual Financial Report to Shareholders" attached as an appendix to the Proxy Statement for the 2000 Annual Meeting of Shareholders.

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

         The success of the Corporation will depend on the acceptance of broadband Internet services, which remains unproven in the PRC. The Corporation's Chinese joint venture partners may not be able to attract and retain subscribers to their Internet access services to whom the Corporation could sell equipment and technical services, or the Chinese joint venture partners may face intense competition, which could have an adverse effect on the Corporation's business, financial condition and results of operations. The Corporation's Shekou Joint Venture's ("Shekou JV") services were launched on June 30, 2000. The Corporation's Chengdu Joint Venture's ("Chengdu JV") services were launched on October 26, 2000 and as of June 30, 2001, it had connected a small number of subscribers. The Shekou JV and Chengdu JV are currently expanding their subscriber base in the Shekou Industrial Zone and Chengdu. Services in Deyang are expected to commence upon receipt of approvals required for the establishment of the Deyang joint venture and for our Chinese partner to provide Internet access services.

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

         Management anticipates that the Corporation currently has sufficient working capital to fund the Corporation's current operations through 2001. The Corporation's costs to fund its plan of operation for the fiscal year ending December 31, 2001 is expected to increase (primarily for salaries, travel, office and other similar expenses). The working capital is intended to fund the business operations of Big Sky Network Canada Ltd. ("BSN"), including funding the capital requirements of new and existing joint ventures, funding additional technical, management and marketing/sales personnel and funding comprehensive joint venture marketing and promotional programs to increase market awareness and subscription sales. Management believes that additional funding will be required to fund the implementation of BSN's business of entering into joint ventures.

         The consolidated operations of the Corporation requires cash of $200,000 to $225,000 per month to operate in the PRC and in Canada. The operating cash break even point for the facilities in Shekou and Chengdu is estimated by the Corporation to be the equivalent of 7,000 to 7,500 combined subscribers on an annualized basis at present pricing structures. The Corporation is in discussions with various equipment suppliers for vendor financing or lease packages for capital equipment. However, failing any new debt or equity financing, the Corporation could continue the Shekou and Chengdu joint ventures as they are and inaugurate one additional joint venture with existing capital and modest growth in the subscriber base. Other low cost value added services may be added to the revenue mix with minimal capital requirements, primarily by outsourcing to a variety of potential partners seeking access to the Chinese market.

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
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


     4.  ACCOUNTING POLICIES (CONTINUED)

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB approved SFAS No. 141, "Business Combinations" and issued this statement in July 2001. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The Corporation expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that SFAS No. 141 will have a material impact on the Corporation's consolidated financial statements.

         In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17, "Intangible Assets". The FASB issued this statement in July 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Corporation expects to adopt this statement during the first quarter of fiscal 2002. During the six months ended June 30, 2001, goodwill amortization totaled $215,372.

     5.  ACQUISITION OF BIG SKY NETWORK CANADA LTD.

         On September 29, 2000, the Corporation closed a common stock purchase agreement to buy 50,000 common shares of BSN, increasing its ownership to 100% of BSN. The acquisition was accounted for as a purchase. The purchase price was US$12.7 million, consisting of $2.5 million cash, a $1.7 million promissory note and 1,133,000 common shares of the Corporation valued at the fair market value of the common shares of $8,497,500. The purchase price has been allocated as follows:
                                                      -------------------
                                                              $
                                                      -------------------

        Assets acquired, excluding cash
          Net working capital deficiency                     (742,327)
          Investment in Shekou joint venture                2,684,438
          Intellectual property                               849,750
          Chengdu joint venture                             5,098,500
          Shekou joint venture                              2,549,250
          Goodwill                                          2,153,717
                                                      -------------------
                                                      -------------------
                                                           12,593,328

        Cash acquired                                         104,172
                                                      -------------------
                                                      -------------------

        Net assets acquired                                12,697,500
                                                      ===================

CHINA BROADBAND CORP.                                                          5
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


     5.  ACQUISITION OF BIG SKY NETWORK CANADA LTD. (CONTINUED)

         The promissory note bears interest at 8% per annum and is payable at maturity. The principal is due on September 29, 2001 (see Note 9).

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

     6.  RELATED PARTY TRANSACTION

         During the period ended June 30, 2001, the Corporation deposited $2,000,000 in a bank account in the name of Daming Yang, President, to fund on-going joint ventures activities. The Corporation intends to use these funds to open a bank account in Hong Kong once the appropriate documentation can be processed. As at June 30, 2001, $1,538,886 is held in this bank account.

     7.  CONTINGENCIES

         On March 29, 2001, The Orbiter Fund Ltd., The Viator Fund Ltd., Lancer Offshore Inc. and Lancer Partners Limited Partnership (collectively, the "Plaintiffs") filed an action in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0101-07232), naming Matthew Heysel, CEO and China Broadband Corp. as defendants. The action alleges that Mr. Heysel made certain misrepresentations to the Plaintiffs in connection with the Plaintiffs' purchase of 500,000 shares of the Corporation's common stock at $1.00 per share and 866,667 shares of China Broadband Corp.'s common stock at $7.50 per share. The Plaintiffs are seeking, among other things, damages in the amount of $7,000,000, an accounting of profits and a preservation order preserving the funds obtained from the Plaintiffs.

         The Corporation believes the claims are without merit and intends to vigorously defend against the claims.

CHINA BROADBAND CORP.                                                          6
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


     8.  COMMITMENTS

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

              b) On March 8, 2001, BSN entered into a cooperative joint venture agreement with Changsha Guang Da Television Broadcast Network Ltd. ("Changsha Guang Da") to provide Internet technology service in Hunan Province, PRC. The agreement, subject to government approvals, commits Changsha Guang Da to provide exclusive access to its HFC network, facilities and frequencies to allow the joint venture to provide Internet connectivity services to cable TV subscribers of Changsha Guang Da. The contract duration is 18 years. BSN will receive 65% of the net revenue during the first five years, 50% for the next five years and 40% thereafter. Under the terms of the agreement, BSN is required to invest $18 million of capital and equipment, staged over the life of the joint venture agreement.

              c) On May 1, 2001, the Corporation entered into an agency agreement for financial advisors services for a period of six months commencing May 1, 2001. As compensation for services, the Corporation will pay a monthly fee of Cdn$10,000 (US$6,540).

     9.  SUBSEQUENT EVENT

         On July 27, 2001, the Corporation completed a transaction to cancel a promissory note payable (see Note 5).

         The promissory note was surrendered for a warrant to purchase 500,000 shares of the Corporation's common stock at a price of $1.00 per share. The warrant expires on July 27, 2003. A payment of $115,290.43 was also made representing the accrued interest on the promissory note from September 29, 2000 to the closing date at a rate of 8% per annum. Using the Black-Scholes method of valuing warrants, the warrants have a value of $277,775, that will result in an extraordinary gain of $1,422,225 in the third quarter. The gain will result in an income tax expense of approximately $498,000, however, the Corporation has sufficient losses carried forward to offset the expense.

         UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

         The following table represents unaudited pro forma consolidated information as at June 30, 2001 and December 31, 2000, had the promissory note been cancelled on December 31, 2000. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results that actually would have occurred had the promissory note been cancelled for the entire six month period ending June 30, 2001.

         The pro forma results include the impact of certain adjustments primarily cash, liabilities, paid in capital, accumulated deficit and interest expense.

CHINA BROADBAND CORP.                                                          7
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


     9.  SUBSEQUENT EVENT (CONTINUED)
                                                   -------------- --------------
                                                     JUNE 30,      December 31,
                                                       2001            2000
                                                   -------------- --------------

        Pro forma cash                                2,766,348       4,554,102
        Pro forma liabilities                           149,082         212,831
        Pro forma additional paid in capital         21,719,106      20,909,119
        Pro forma accumulated deficit                 4,998,146       2,254,981
        Pro forma interest expense/fees                       -         114,026
        Pro forma extraordinary gain                  1,422,225       1,422,225
        Pro forma earnings per share before
          extraordinary item                              (0.15)          (0.21)
        Pro forma earnings per share including
          extraordinary item                              (0.08)          (0.13)

        Number of shares                             19,474,517      19,474,517

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS

FORWARD-LOOKING STATEMENTS

         Included in this report are various forward-looking statements, which can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe" or other similar words. We have made forward-looking statements with respect to the following, among others: our goals and strategies; our expectations related to growth of the Internet in China and the performance of our joint ventures; our joint venture partners' ability to obtain licenses and permits to operate as Internet service providers in China; our ability to earn sufficient revenues from our joint ventures; the importance and expected growth of Internet technology and the demand for Internet services in China; our ability to continue as a going concern; and our future revenue performance and our future results of operations. These statements are forward-looking and reflect our current expectations. They are subject to a number of risks and uncertainties, including but not limited to, changes in the economic and political environments in China, changes in technology, changes in the Internet marketplace in China, competitive factors and other risks described in our annual report on Form 10-KSB and on Form S-1, Amendment No. 5 which were filed with the United States Securities and Exchange Commission. In light of the many risks and uncertainties surrounding China Broadband, China and the Internet marketplace, you should keep in mind that we cannot guarantee that the forward-looking statements described in this report will transpire and you should not place undue reliance on forward looking statements.

SUMMARY FINANCIAL DATA




STATEMENT OF OPERATIONS DATA:
---------------------------------------------------------------------------------------------------------------------
                                                 THREE MONTH PERIOD                            PERIOD FROM FEBRUARY
                          THREE MONTH PERIOD            ENDED          SIX MONTH PERIOD ENDED       1, 2000 TO
                          ENDED JUNE 30, 2001       JUNE 30, 2000          JUNE 30, 2001           JUNE 30, 2000
                              (unaudited)            (unaudited)            (unaudited)             (unaudited)
---------------------------------------------------------------------------------------------------------------------

Net Sales                                 $0                $83,333                      $0                $83,333
Loss from operations              $1,441,107               $116,180              $2,660,955               $373,756
Net loss                          $1,618,064                $70,671              $2,890,243               $328,247
Basic loss per share                 ($0.08)                ($0.00)                 ($0.15)                ($0.03)
Basic weighted average
common shares
outstanding                       19,474,517             15,415,070              19,474,517              9,679,276
---------------------------------------------------------------------------------------------------------------------




BALANCE SHEET DATA:
----------------------------------------------------------------------------------------------
                                                    June 30, 2001        December 31, 2000
                                                     (unaudited)             (audited)
----------------------------------------------------------------------------------------------

Cash and cash equivalents                                $2,880,374              $4,668,128
Working capital                                          $1,085,197              $2,898,608
Total assets                                            $16,264,994             $19,004,945
Long-term obligations                                             -                       -
Total stockholders' equity                              $14,301,886             $17,054,105
----------------------------------------------------------------------------------------------



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

         On April 14, 2000, we completed a reverse-split of our common stock on a .65104 for 1 basis reducing our issued and outstanding share capital to 1,509,850 shares of common stock. All information contained in this prospectus gives effect to the reverse-split.

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

RESULTS OF OPERATIONS

Revenues

CHINA BROADBAND CORP.

         For the 3 months and 6 months ended June 30, 2001, the Company did not earn revenues compared to $83,333 for the 3 months and 6 months ended June 30, 2000. The Company provided technical consulting services to Big Sky Network from May 1, 2000 to April 30, 2001 pursuant to a Technical Services Agreement with Big Sky Network. The acquisition of the remaining 50% interest of Big Sky Network by the Company on September 29, 2000 required that the revenue from this arrangement be eliminated on consolidation from the acquisition date forward.

         The Company earns revenues through its ownership interest in the operating joint ventures in China.

SHEKOU JOINT VENTURE

         For the 3 months ended and 6 months ended June 30, 2001, the Company received subscriber revenue of approximately $89,900 and $199,900, respectively, compared to nil for the comparative periods of 2000.

         The Shekou joint venture commenced to provide services on June 30, 2000. As at June 30, 2001, the Shekou Joint Venture has 3,046 subscribers connected, and 3,206 subscribers awaiting connection. We anticipate approximately 1,600 new subscribers will be connected during the upcoming quarter ending September 30, 2001.

CHENGDU JOINT VENTURE

         The Chengdu joint venture commenced operations on October 26, 2000. At June 30, 2001, the Chengdu joint venture has 554 subscribers connected, and 120 subscribers awaiting connection. We anticipate approximately 500 new subscribers will be connected during the upcoming quarter ending September 30, 2001. The Chengdu joint venture connected 513 subscribers during June 2001. In order to penetrate this new market, new subscribers are provided with free Internet access for a period of three months. As a result, this joint venture has not reported any revenue during 2001 and 2000.

         We anticipate revenues from the Shekou and Chengdu joint ventures to increase in the quarter ending September 30, 2001, as we connect more subscribers and the free access period in Chengdu expires.

DEYANG JOINT VENTURE

         We supplied equipment and technical expertise to our joint venture partner to conduct a beta test to determine the compatibility of our systems. We will commence commercial operations once our joint venture partner has conducted a successful beta test and obtained the appropriate governmental permits and approvals. Management does not anticipate any significant revenues from this joint venture during 2001.

         Our joint ventures generate revenues from fees charged to subscribers for use of the joint ventures modems that enable connection to the Internet through the cable television system. Under the terms of the existing joint venture contracts, the net profits will be distributed to each of the joint venture parties each year after the joint venture has paid applicable taxes and set aside the reserve, expansion and staff welfare and bonus funds mandated by the joint venture contract and Chinese law. The net profits to be distributed will be paid to Big Sky Network. These payments may be exchanged into US currency and repatriated under Chinese law and with the Department of Foreign Trade and Economic Cooperation approval. The payment of dividends and distributions from our joint ventures are subject to restrictions under Chinese law. Our operations in China are also subject to significant legal and operational uncertainties, such as the potential application of regulations that prohibit foreign investment in the telecommunications industry in China or that restrict the remittance of foreign exchange outside of China and the uneven quality and reliability of telecommunications networks in China.

Expenses

         During the 3 months ended June 30, 2001, and 6 months ended June 30, 2001, we incurred operating expenses of $1,441,107 and $2,660,955 respectively compared to expenses of $199,513 and $457,089 for the respective quarters of 2000. Expenses have increased during the second quarter of 2001 over the first quarter of 2001 due to executive management spending more time in China to increase the subscriber base in Chengdu, assist in the beta test in Deyang, and oversee our increased investment in China.

         The following table shows comparative expenses for the 3 months ended June 30, 2001, and 6 months ended June 30, 2001, with their comparative amounts for 2000.



General Operating Expenses
---------------------------------------------------------------------------------------------------------------------
                           THREE MONTHS ENDED     THREE MONTH ENDED    SIX MONTH PERIOD ENDED  PERIOD FROM FEBRUARY
                                                                                                    1, 2000 TO
                             JUNE 30, 2001          JUNE 30, 2000          JUNE 30, 2001           JUNE 30, 2000
                              (unaudited)            (unaudited)            (unaudited)             (unaudited)
---------------------------------------------------------------------------------------------------------------------

Calgary Office Costs                $342,328                $98,310                $530,695               $124,084
Beijing Office Costs                $128,200                                       $368,200
Professional Services                $85,069                $75,426                $233,948               $209,788
Investor Relations                   $96,042                                       $115,655
Amortization                        $676,831                                     $1,210,510
Non Cash Compensation                $85,359                $15,235                $138,024                $13,235
Misc.                                $27,278                $10,542                 $63,923                $10,982
                          -          -------                -------                 -------                -------
TOTAL                             $1,441,107               $199,513              $2,660,955               $457,089
---------------------------------------------------------------------------------------------------------------------



         Calgary office expense includes the costs of 6 executive management consultants (including the Chief Executive Officer, President, Chief Financial Officer, Chief Technology Officer, Vice President-Network Engineering, and Vice President-Systems Engineering) and 1 administrative consultant in Canada, travel, rent, telephone, insurance, and other offices costs associated with maintaining a principal business office in North America. Calgary office costs have increased for the 3 months ended June 30, 2001 and for the 6 months ending June 30, 2001, compared to the same periods of 2000. The increase in cost is attributable to the implementation of our business plan during the second half of 2000. We expect our travel costs to increase in the upcoming quarter as we work to secure additional financing.

         Beijing office costs include the costs of maintaining business operations in China. These include salaries and contract fees for 5 non-joint venture management consultants and their travel, office rent, insurance, and other non joint venture costs. Also included is a one-time bonus paid to the staff of $40,000. The Beijing office was not in place for the first half of 2000 and there are no comparative amounts. We plan to recruit a financial controller in the third quarter of 2001 to centralize our financial accounting activities in China. This will increase costs in the upcoming quarters.

         Professional services include costs for accounting, audit and legal advisory expense related to the preparation of our reports under the Securities Exchange Act of 1934 as amended and other government reporting costs as well as the preparation of contractual agreements. We expect our accounting and audit fees to remain constant. We expect our legal costs to increase as we defend legal action filed against us. See "Note 7 - Contigencies" to the unaudited June 30, 2001 financial statements.

         Investor relations expense includes those costs related to public relation activities and fees paid to investor relations services under two investor relations arrangements. We paid Canaccord Capital Europe $30,000 under an arrangement extended until April 20, 2001. We also retained Armor Capital for the period May 1, 2001, to November 1, 2001, for a monthly fee of Cdn$10,000 (approximately US$6,500) to introduce us to institutional investors as we work towards securing additional financing in the upcoming quarter. We do not anticipate entering into any further arrangements during the quarter ending September 30, 2001.

         Amortization and depreciation expense result from the amortization of the cost of the acquisition of Big Sky Network and depreciation of office equipment and leasehold improvement's in the North American office.

         Non-cash compensation relates to amortization of 100,000 warrants issued on November 1, 2000, amortization of 450,000 options granted on February 2, 2001, and amortization of 10,000 options granted on June 29, 2001. This results in a non-cash compensation expense of $85,359 for the 3 months ended June 20, 2001, and $138,024 for the 6 months ended June 30, 2001. There were no comparative amounts for the 3 months ended June 30, 2000, and 6 months ended June 30, 2000.

         Overall, we anticipate that expenses will increase during 2001 compared to 2000 for the following reasons:

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

Losses

         For the 3 months ended June 30, 2001, and 6 months ended June 30, 2001, we incurred a loss from operations of $1,441,107 and $2,660,955, respectively. We had an equity loss from the Shekou and Chengdu joint ventures' activities in China for the 3 months ending June 30, 2001, and the 6 months ending June 30, 2001, of $201,441 and $310,194, respectively. Our loss was reduced by interest income of $24,484 for the 3 months ended June 30, 2001, and $80,906 for the 6 months ended June 30, 2001, to a net loss of $1,618,064 for the 3 months ended June 30, 2001, and a net loss of $2,890,243 for the 6 months ended June 30, 2001.

         For the comparable period of 2000, we incurred a net loss of $70,671 for the 3 months ended June 30, 2000, and a net loss of $328,247 for the 6 months ended June 30, 2000, after interest income of $125,608 for the 3 and 6 months ending June 30, 2000.

         We anticipate losses to continue as we build our subscriber base in the Chengdu and Shekou joint ventures.

         Since we are in the development stage, all losses accumulated since inception have been considered as part of our development stage activities.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, we had cash and cash equivalents of $2,880,374 and working capital, including cash and cash equivalents, of $1,085,197. Since inception, we have financed operations primarily through sales of equity securities and have raised a total of $11,316,692 net of share issuance costs of $75,811. On a consolidated basis, our current operating cash expenditures are expected to be approximately $200,000 to $225,000 per month through March 31, 2002. Our future capital requirements may increase based on a number of factors, including:

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

         During the period ended June 30, 2001, the Corporation deposited $2,000,000 in a bank account in the name of Daming Yang, President, to fund ongoing joint venture activities. The Corporation intends to use these funds to open a bank account in Hong Kong once the appropriate documentation can be processed. As at June 30, 2001, $1,538,886 was held in this bank account.

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

         We anticipate that we will be required to raise an additional $6 million to fund our current plan of growth and existing operations through June 30, 2002. See "Plan of Operation." In addition, on March 8, 2001, Big Sky Network Canada Ltd. entered into a preliminary agreement to form a joint venture with Changsa Guang Da Television Broadcast Network Ltd. to provide Internet technology service in Hunan Province. The term of the contract is 18 years, and Big Sky Network will receive 65% of the net revenue during the first five years, 50% for the next five years and 40% thereafter. Under the terms of the agreement, we have committed to invest $18 million of capital and equipment, staged over the life of the joint venture agreement. Our initial investment during 2001 is anticipated to be $1 million, with subsequent investments in amounts to be determined through our negotiations of the definitive joint venture agreements with our Chinese joint venture partner. We cannot assure you that the joint venture will receive government regulatory approval or that sufficient financing will be available to meet our investment commitment.

         As disclosed in our Form 10-QSB filed on May 15, 2001, a legal action was filed on March 29, 2001, against us and our Chief Executive Officer by certain investors, seeking among other things, damages in the amount of $7,000,000, an accounting of profits and a order which may prohibit us from expending funds to fund our business. Although we believe the claim is without merit and will vigorously defend ourselves against the claims, we cannot assure you that the court will not grant the plaintiffs interim relief, which could affect our ability to fund our plan of operation. The lawsuit may adversely affect our ability to obtain additional financing.

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

         The growth of our business in China will require capital investments in China for the foreseeable future. The joint ventures have generated nominal revenues to date and any future profits will likely be re-invested in additional joint ventures. At a future date when surplus earnings in the joint ventures occurs, there can be no assurance that the joint ventures will be able to pay dividends from China due to restrictions under Chinese law. We estimate that the operating cash break even point for the facilities in Shekou will require the equivalent of 3,000 - 3,500 subscribers on an annualized basis at present pricing structures. The Chengdu Joint Venture's efforts to obtain paying subscribers has been slower than anticipated, and we estimate that operating cash break even point for the facilities in Chengdu will require the equivalent of 4,000 subscribers on an annualized basis at present pricing structures. We cannot assure you that our joint ventures will attract a sufficient number of subscribers to become commercially profitable or that our projections will not change as a result of changes in the economy or other conditions.

         During the six-month period ended June 30, 2001, we completed the following transactions:

         On February 2, 2001, we issued an additional 550,000 stock options under the 2000 Stock Option Plan. The Options were granted at an exercise price of $7.50, fully vested, for a term of three years.

         On February 13, 2001, we announced that we had entered into an agreement with Nortel Networks to purchase equipment and services relating to the Internet services provided by the joint ventures in China. Under the terms of the agreement, we have the option of purchasing up to $250 million in equipment and services at discounted prices over a five-year term.

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

         On June 29, 2001 we issued an additional 460,000 stock options under the 2000 Stock Option Plan. These options were granted at $1.00 for a term of 5 years. One third of the options vested upon granting with the balance vesting one third on the first anniversary of the grant and the last third vesting on the second anniversary of the grant.

         Subsequent to the six-month period ended June 30, 2001, we completed the following transactions:

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

         We are in discussions with prospective investors for additional cash equity investments and equipment suppliers for vendor financing or leasing opportunities. We cannot give any assurance that any additional financing can be finalized in the near future.

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

PLAN OF OPERATION

         As of August 7, 2001, our management anticipates that we currently have sufficient working capital to fund our current operations through 2001.

Estimated Capital Requirements

         To fund our operations for the twelve months ending June 30, 2002, management estimates that we will require additional capital of approximately $6 million. Our current capital and any additional funds raised are intended to fund the business operations of Big Sky Network, including the following:

--------------------------------------------------------------------------------
                                                             ESTIMATED FINANCIAL
                                                            REQUIREMENTS FOR THE
DESCRIPTION                                                 TWELVE MONTH PERIOD
                                                            ENDING JUNE 30, 2002
--------------------------------------------------------------------------------
Shekou Joint Venture - Capital Contributions                             $0
Chengdu Joint Venture - Capital Contributions1                      750,000 2
Deyang Joint Venture - Capital Contributions1                     1,000,000 3
Changsha Guang Da Joint Venture - Capital Contributions1          1,000,000 4
Shanghai Min Hang Joint Venture - Capital Contributions1            500,000 5
Beijing Gehua Joint Venture - Capital Contributions 1               500,000 5
Chongquing Joint Venture - Capital Contributions1                   500,000 6
Technical Consulting Expenditures                                   100,000
Management Consulting Expenditures                                  500,000
Sales and Marketing Expenses                                        600,000
Legal and Professional Expenses                                     200,000
General Administrative Expenses                                     700,000
Capital Raising Expenditures                                        100,000
Overhead Expenses                                                   100,000
Miscellaneous                                                      $100,000
                                                                   --------
TOTAL                                                            $6,650,000
                                                                 ==========
--------------------------------------------------------------------------------

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

         The amount and timing of expenditures during the twelve months ending June 30, 2002 will depend on the success of any contracts we secure, and there is no assurance the Company will receive significant revenues or operate profitably. We anticipate that our current working capital is sufficient to satisfy our cash requirements through 2001, thereafter we will require additional financing to continue as a going concern. Current cash resources are not anticipated to be sufficient to fund the next phase of our development and management intends to seek additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve our objective, or result in commercial success.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the FASB approved SFAS No. 141, "Business Combinations" and issued this statement in July 2001. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The Corporation expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that SFAS No. 141 will have a material impact on the Corporation's consolidated financial statements.

         In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17, "Intangible Assets". The FASB issued this statement in July 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Corporation expects to adopt this statement during the first quarter of fiscal 2002. During the six months ended June 30, 2001, goodwill amortization totaled $215,372.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         See the following forms filed with the United States Securities and Exchanged Commission:

         o    Form 8-K filed on April 24, 2001
         o    Form 10-QSB - Item 1. Legal Proceedings filed on May 15, 2001

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
    Corp. 2000 Stock Option Plan


ITEM 5.  OTHER INFORMATION

         On July 27, 2001, China Broadband Corp. and Canaccord International Ltd. completed a promissory note cancellation transaction, in which Canaccord International Ltd. surrendered our promissory note in the amount of $1,700,000 in exchange for:

         o A Warrant to purchase 500,000 shares of our common stock at a price of $1.00 per share. The Warrant has an expiry date of July 27, 2003. The shares underlying the Warrant have not been registered and these securities were issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933.

         o A payment of $115,290.43 representing the accrued interest on the Promissory Note to the date to closing at the rate of 8% per annum.

     The Promissory Note was originally issued to SoftNet Systems, Inc. on September 29, 2000.

     See Note 9 to the Condensed Consolidated Financial Statements contained herein.

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

                    Letter of Intent dated June 1, 2001 between Big Sky Network Canada Ltd. and Shanghai
   10.30 (11)       Min Hang Cable Television Center






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

   10.32 (11)       Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing Branch of Ji Tong
                    Network Communications Co., Ltd.

   10.33 (11)       Consulting Agreement dated April1, 2001 between China Broadband Corp. and Precise
                    Details Inc.

   10.34 (11)       Consulting Agreement dated April 1, 2001 between China Broadband Corp. and M.H.
                    Financial

   10.35 (11)       Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Daming Yang

                    Indemnity Agreement dated June 29, 2001 between China Broadband Corp. and Matthew
   10.36 (11)       Heysel

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


   b) Reports on Form 8-K.

           i. Form 8-K filed April 24, 2001 reporting a legal action instigated against the Company.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CHINA BROADBAND CORP.

Date:  August 14, 2001              By: /s/ MATTHEW HEYSEL
                                            ------------------
                                    Name: Matthew Heysel
                                    Title:   Chief Executive Officer
                                    (Principal Executive Officer)


Date:  August 14, 2001              By: /s/ THOMAS MILNE
                                            ----------------
                                    Name: Thomas Milne
                                    Title:  Chief Financial Officer
                                    (Principal Accounting Officer)




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

                    Letter of Intent dated June 1, 2001 between Big Sky Network Canada Ltd. and Shanghai
   10.30 (11)       Min Hang Cable Television Center

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

   10.32 (11)       Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing Branch of Ji Tong
                    Network Communications Co., Ltd.

   10.33 (11)       Consulting Agreement dated April1, 2001 between China Broadband Corp. and Precise
                    Details Inc.

   10.34 (11)       Consulting Agreement dated April 1, 2001 between China Broadband Corp. and M.H.
                    Financial

   10.35 (11)       Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Daming Yang

                    Indemnity Agreement dated June 29, 2001 between China Broadband Corp. and Matthew
   10.36 (11)       Heysel

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

