Form 10QSB/A
period 2001-06-30
CHINA BROADBAND CORP
filed 2001-10-25
CIK 1075247

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   __________________________________________

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

                             1980-440-2 AVENUE S.W.,
                                CALGARY, ALBERTA
                                 CANADA T2P 5E9
(Address of principal place of business or intended principal place of business)

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

                              CHINA BROADBAND CORP.

                           INDEX TO THE FORM 10-QSB/A
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
                                                          ---------------------- -----------------------

ASSETS
CURRENT
   Cash and cash equivalents                                    1,341,488              4,668,128
   Due from President (Note 6)                                  1,538,886                      -
   Interest and Goods and Services Tax receivable                  88,414                 64,201
   Due from affiliates                                             48,536                      -
   Prepaid expenses                                                30,981                117,119
                                                          ---------------------- -----------------------
                                                                3,048,305              4,849,448

Investment in Shekou joint venture                              2,291,680              2,482,018
Investment in Chengdu joint venture                             1,629,171              1,321,884
Property and equipment, net                                       206,165                220,799
Intangible assets:
   Intellectual property (Note 5)                                 758,705                819,402
   Shekou joint venture (Note 5)                                2,166,826              2,421,788
   Chengdu joint venture (Note 5)                               4,333,650              4,843,575
   Goodwill (Note 5)                                            1,830,492              2,046,031
                                                          ---------------------- -----------------------
                                                               16,264,994             19,004,945
                                                          ====================== =======================

LIABILITIES
CURRENT
   Accounts payable and accrued liabilities                       263,108                250,840
   Promissory note (Notes 5 and 9)                              1,700,000              1,700,000
                                                          ---------------------- -----------------------
                                                                1,963,108              1,950,840
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
                                         $                 $                  $                 $                 $
                                 ------------------ ----------------- ------------------ ----------------- -----------------

CASH FLOWS
   RELATED TO THE
   FOLLOWING
   ACTIVITIES

OPERATIONS
Net loss                              (1,618,064)           (70,671)       (2,890,243)          (328,247)       (6,487,423)
Adjustments for:
   Depreciation and
     amortization                        676,830                  -         1,210,509                  -         1,789,522
   Loss in Big Sky Network
     Canada Ltd.                               -             80,099                 -             80,099           181,471
   Loss in Shekou joint
     venture                              50,881                  -           104,624                  -           307,045
   Loss in Chengdu joint
     venture                             150,560                  -           205,570                  -           249,276
   Non-cash stock
     compensation                         85,359             15,235           138,024             15,235           205,117

Changes in operating assets
   and liabilities
     Interest and Goods and
       Services Tax
       receivables                         5,043            (39,240)          (24,213)           (39,240)          (88,414)
     Due from officers and
       employees                               -           (186,114)                -           (215,056)                -
     Due from President (Note 6)      (1,538,886)                 -        (1,538,886)                 -        (1,538,886)
     Prepaid expenses                     36,138            (64,217)           86,138            (64,217)          (30,981)
     Accounts payable and
       accrued liabilities              (322,743)            34,889            12,268             34,889          (390,690)
     Shareholder advances                      -            (24,719)                -                  -                 -
     Unearned revenue                          -            416,666                 -            416,666                 -
                                 ------------------ ----------------- ------------------ ----------------- -----------------
                                      (2,474,882)           161,928        (2,696,209)           (99,871)       (5,803,963)
                                 ------------------ ----------------- ------------------ ----------------- -----------------






FINANCING
   Decrease in due to
     affiliates                          (48,536)                 -           (48,536)                 -           (48,536)
   Issue of common stock
     for cash (net of
     issuance costs)                           -         11,342,320                 -         11,842,320        11,816,692
                                 ------------------ ----------------- ------------------ ----------------- -----------------
                                         (48,536)        11,342,320           (48,536)        11,842,320        11,768,156
                                 ------------------ ----------------- ------------------ ----------------- -----------------

INVESTING
   Purchases of property
     and equipment                             -                  -                 -                  -          (291,287)
   Fixed asset additions                    (275)           (56,910)          (11,895)           (56,910)                -
   Investment in Chengdu
     joint venture                             -                  -          (570,000)                 -        (1,935,590)
   Increase in due from Big
     Sky Network Canada
     Ltd.                                      -         (2,495,465)                -         (1,995,465)                -
   Acquisition of Big Sky
     Network Canada Ltd
     (net of cash acquired)                    -                  -                 -                  -        (2,395,828)
                                 ------------------ ----------------- ------------------ ----------------- -----------------
                                            (275)        (2,552,375)         (581,895)        (2,052,375)       (4,622,705)
                                 ------------------ ----------------- ------------------ ----------------- -----------------
NET (DECREASE)/
   INCREASE IN
   CASH AND CASH
   EQUIVALENTS                        (2,523,693)         8,951,873        (3,326,640)         9,690,074         1,341,488

CASH AND CASH
   EQUIVALENTS,
   BEGINNING OF
   PERIOD                              3,865,181            738,201         4,668,128                  -                 -
                                 ------------------ ----------------- ------------------ ----------------- -----------------

CASH AND CASH
   EQUIVALENTS,
   END OF PERIOD                       1,341,488          9,690,074         1,341,488          9,690,074         1,341,488
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

     6.  RELATED PARTY TRANSACTION

         To facilitate its business activities in China, the Corporation elected to set up banking facilities in Hong Kong with its established Canadian bank. The Corporation deposited $2 million into an established personal account of the Corporation's President, Daming Yang, based upon an oral agreement that such funds would be transferred into the Corporation's Hong Kong account when established. No formal or written agreement was entered into with respect to such funds. The banking documentation process commenced in April 2001 was not completed until September 10, 2001.

         During the interim period, Mr. Yang held the Corporation's funds under the terms of an oral agreement with the Corporation, under which Mr. Yang agreed to pay expenses related to the Corporation's operations in China on behalf of the Corporation as instructed by the Corporation's Chief Executive Officer and Chief Financial Officer. Mr. Yang paid expenses on behalf of the Corporation when presented with invoices and instructions from the Corporation's Chief Executive Officer and Chief Financial Officer. Mr. Yang paid office expenses and salary expenses as instructed by the Corporation's Chief Executive Officer and Chief Financial Officer in accordance with the operating budget approved by the Corporation's Board of Directors.

         The following transactions were processed during the time that Mr. Yang was in possession of the Corporation's funds:


         DATE                          DESCRIPTION                                                        AMOUNT

         April 17, 2001          Transfer $2,000,000 (less service charges)                         $1,999,992.43

         April 28, 2001          Deposit interest                                                         1618.03

         May 15, 2001            Purchase of Modems                                                  ($270,000.00)

         May 15, 2001            Purchase Term Deposit                                             ($1,500,000.00)

         May 31, 2001            Deposit Interest                                                         1730.51

         June 28, 2001           Term Deposit Matured                                               $1,505,239.37

         June 28, 2001           Purchase Term Deposit                                             ($1,000,000.00)

         June 28, 2001           Wire transfer to Chengdu  re: Registration & Investment
                                 Wire transfer in transit until July 10, 2001.                       ($200,000.00)

         June 30, 2001           Deposit Interest                                                         $305.65

         July 7, 2001            Purchase of equipment from Cisco                                     ($90,206.00)

         July 7, 2001            Beijing Office expenses for May, June & July                        ($180,000.00)

         July 31, 2001           Interest on account                                                      $288.22

         August 10, 2001         Salary expenses                                                      ($20,032.12)

         August 10, 2001         Beijing Office expenses for August & September                      ($120,032.12)

         August 31, 2001         Interest on account                                                       174.50

         September 21, 2001      Term Deposit Transferred in                                         1,005,580.15

         September 21, 2001      Salary Expense                                                        (15,032.12)

         September 21, 2001      Beijing Office expenses for October                                   (55,032.12)

         September 21, 2001      Service Fee on Transfer of Funds                                          (32.12)
         ---------------------------------------------------------------------------------------------------------

         BALANCE UPON TRANSFER TO HSBC - HONG KONG                                                  $1,064,562.26
                                                                                                    =============

         During the quarter ended June 30, 2001, the Corporation authorized Mr. Yang to disburse, from his account, on the Corporation's behalf, $270,000 to pay for modems purchased for the Chengdu Joint Venture and initiate a wire transfer of $200,000 as a working capital contribution in Chengdu. The Corporation earned $8,893.56 in interest on the funds held by Mr. Yang, for the Corporations's benefit.

         Subsequent to the quarter ended June 30, 2001, the Corporation authorized Mr. Yang to disburse, from his account, on the Corporation's behalf, $90,206 for the purchase of equipment, $355,000 for Beijing office expenses and $35,000 for salary expenses in China. A total of $5,882.27 of interest was earned on the Corporation's funds held in Mr. Yang's account subsequent to June 30, 2001.

         On September 10, 2001, a Hong Kong branch of Hong Kong Shanghai Banking Corporation established an account for the Corporation and the funds held by Mr. Yang, totaling $1,064,562.26, were transferred to the Corporation's account on September 21, 2001. Mr. Yang received no benefit from holding the funds.

     7.  CONTINGENCIES

         On March 29, 2001, The Orbiter Fund Ltd., The Viator Fund Ltd., Lancer Offshore Inc. and Lancer Partners Limited Partnership (collectively, the "Plaintiffs") filed an action in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0101-07232), naming Matthew Heysel, CEO and China Broadband Corp. as defendants. The action alleges that Mr. Heysel made certain misrepresentations to the Plaintiffs in connection with the Plaintiffs' purchase of 500,000 shares of the Corporation's common stock at $1.00 per share and 866,667 shares of China Broadband Corp.'s common stock at $7.50 per share. The Plaintiffs are seeking, among other things, damages in the amount of $7,000,000, an accounting of profits and a preservation order preserving the funds obtained from the Plaintiffs. On October 19, 2001, a Discontinuance of Action was filed by the Plaintiffs to dismiss the lawsuit.

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
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN UNITED STATES DOLLARS)
--------------------------------------------------------------------------------


     9.  SUBSEQUENT EVENT (CONTINUED)
                                                   -------------- --------------
                                                     JUNE 30,      December 31,
                                                       2001            2000
                                                   -------------- --------------

        Pro forma cash                                1,227,348       4,554,102
        Pro forma liabilities                           149,082         212,831
        Pro forma additional paid in capital         21,719,106      20,909,119
        Pro forma accumulated deficit                 4,998,146       2,254,981
        Pro forma interest expense/fees                       -         114,026
        )

        Number of shares                             19,474,517      19,474,517

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
---------------------------------------------------------------------------------------------------------------------




BALANCE SHEET DATA:
----------------------------------------------------------------------------------------------
                                                    June 30, 2001        December 31, 2000
                                                     (unaudited)             (audited)
----------------------------------------------------------------------------------------------

Cash and cash equivalents                                $1,341,488              $4,668,128
Working capital                                          $1,085,197              $2,898,608
Total assets                                            $16,264,994             $19,004,945
Long-term obligations                                             -                       -
Total stockholders' equity                              $14,301,886             $17,054,105
----------------------------------------------------------------------------------------------



         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB/A.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, we had cash and cash equivalents of $1,341,488 and working capital, including cash and cash equivalents, of $1,085,197. Since inception, we have financed operations primarily through sales of equity securities and have raised a total of $11,316,692 net of share issuance costs of $75,811. On a consolidated basis, our current operating cash expenditures are expected to be approximately $200,000 to $225,000 per month through March 31, 2002. Our future capital requirements may increase based on a number of factors, including:

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

         During the period ended June 30, 2001, our board of directors determined that it was in the best interest of the corporation to establish a banking relationship and accounts in Hong Kong to fund its activities in Asia. We commenced discussions with the Hong Kong branch of Hong Kong Shanghai Bank Corporation in April 2001 and completed the documentation to establish an account as approved by its Board of Directors. We transferred $2,000,000 into an established personal account of our President, Daming Yang, in anticipation of depositing funds into the Company's HSBC - Hong Kong account. We had an oral agreement with Mr. Yang under which he was to hold the money for the Company and transfer such funds after our HSBC account was opened, which was anticipated to take a few days. We had no formal or legal agreement with Mr. Yang related to the funds. The process of establishing the account, however, was repeatedly delayed by HSBC Hong Kong's request for information and certified copies of various corporate and other documents, in notarized form, including notarized copies of the passports of the Company's officers and at least on independent director. We worked diligently with HSBC Hong Kong and its branch in Calgary to provide HSBC Hong Kong with the requested documentation and information.

         During the interim period, Mr. Yang held the funds under the terms of an oral agreement with us, under which Mr. Yang agreed to pay expenses related to our operations in China on our behalf as instructed by our Chief Executive Officer and Chief Financial Officer. Mr. Yang paid expenses on our behalf when presented with invoices and instructions from our Chief Executive Officer and Chief Financial Officer. Mr. Yang paid office expenses and salary expenses as instructed by our Chief Executive Officer and Chief Financial Officer in accordance with the operating budget approved by our Board of Directors.

         During the quarter ended June 30, 2001, Mr. Yang disbursed, from his account, on our behalf, $270,000 to pay for modems purchased for our Chengdu Joint Venture and $200,000 as a working capital contribution in Chengdu. We earned $8,893.56 in interest on the funds held by Mr. Yang, for our benefit.

         Subsequent to the quarter ended June 30, 2001, Mr. Yang disbursed, from his account, on our behalf, $90,206 as an initial payment for the purchase of equipment, $355,000 for Beijing office expenses and $35,000 for salary expenses in China. A total of $5,882.27 of interest was earned on our funds held in Mr. Yang's account subsequent to June 30, 2001.

         On September 10, 2001, HSBC Hong Kong established an account for the Company and the funds held by Mr. Yang, totalling $1,064,562.26, were transferred to our account on September 21, 2001. Mr. Yang received no benefit from holding the funds.

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

         As disclosed in our Form 10-QSB filed on May 15, 2001, a legal action was filed on March 29, 2001, against us and our Chief Executive Officer by certain investors, seeking among other things, damages in the amount of $7,000,000, an accounting of profits and a order which may prohibit us from expending funds to fund our business. On October 19, 2001, a Discontinuance of Action was filed by the Plaintiffs to dismiss the lawsuit.

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

         The subscriber base in Chengdu decreased from 554 reported at June 30, 2001 to 264 at October 12, 2001. Factors contributing to this decrease are:

         o In some areas of Chengdu, our Chinese joint venture partner's equipment was unable to provide our subscribers with a quality of service consistent with our expectations.

         o A number of our subscribers cancelled service at the end of a free introductory Internet access period.

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

PLAN OF OPERATION

         As of October 19, 2001, our management anticipates that we currently have sufficient working capital to fund our current operations through 2001.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         See the following forms filed with the United States Securities and Exchanged Commission:

         o    Form 8-K filed on April 24, 2001
         o    Form 10-QSB - Item 1. Legal Proceedings filed on May 15, 2001
         o    Form 8-K filed on October 24, 2001

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



                                    CHINA BROADBAND CORP.

Date:  October 24, 2001             By: /s/ MATTHEW HEYSEL
                                            ------------------
                                    Name: Matthew Heysel
                                    Title:   Chief Executive Officer
                                    (Principal Executive Officer)


Date:  October 24, 2001             By: /s/ THOMAS MILNE
                                            ----------------
                                    Name: Thomas Milne
                                    Title:  Chief Financial Officer
                                    (Principal Accounting Officer)




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

