Form 10QSB
period 2001-09-30
CHINA BROADBAND CORP
filed 2001-11-14
CIK 1075247

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       __________________________________

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________.


                        COMMISSION FILE NUMBER 000-28345


                              CHINA BROADBAND CORP.
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                       72-1381282
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


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ----- --------

         The number of outstanding common shares, with $0.001 par value, of the registrant at September 30, 2001 was 19,474,517.

Transitional Small Business Disclosure Format (check one): Yes           No
                                                              -----        -----

                              CHINA BROADBAND CORP.

                            INDEX TO THE FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                                                            PAGE

PART I - FINANCIAL INFORMATION ...............................................2

         ITEM 1.    Financial Statements......................................2

                    China Broadband Corp.

                           Condensed Consolidated Balance Sheet...............2

                           Condensed Consolidated Statement of
                           Operations and Deficit.............................3

                           Condensed Consolidated Statement of
                           Stockholders' Equity...............................5

                           Condensed Consolidated Statement of
                           Cash Flows.........................................7

                           Notes to the Condensed Consolidated
                           Financial Statements......... .....................9


         ITEM 2.    Management's Discussion and Analysis of FINANCIAL
                    CONDITION AND Results of Operations .....................17

PART II -OTHER INFORMATION

         ITEM 1.    Legal Proceedings .......................................28

         ITEM 2.    Changes in Securities AND USE OF PROCEEDS................28

         ITEM 3.    Defaults Upon Senior Securities .........................28

         ITEM 4.    Submission of Matters to a Vote of Security
                    Holders..................................................28

         ITEM 5.    Other Information........................................28

         ITEM 6.    Exhibits and Reports on Form 8-K.........................28


SIGNATURES...................................................................32

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________________

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2001             2000
                                                           (UNAUDITED)       (AUDITED)
                                                                $                $
                                                          -------------    -------------

         ASSETS
CURRENT
   Cash and cash equivalents (Note 6)                        1,678,472        4,668,128
   Interest and Goods and Services Tax receivable              138,090           64,201
   Due from affiliates                                          48,536                -
   Prepaid expenses                                            101,954          117,119
                                                          -------------    -------------
                                                             1,967,052        4,849,448

Investment in Shekou joint venture                           2,219,102        2,482,018
Investment in Chengdu joint venture                          1,545,051        1,321,884
Property and equipment, net                                    318,764          220,799
Intangible assets:
   Intellectual property (Note 5)                              728,307          819,402
   Shekou joint venture (Note 5)                             2,039,326        2,421,788
   Chengdu joint venture (Note 5)                            4,078,650        4,843,575
   Goodwill (Note 5)                                         1,722,345        2,046,031
                                                          -------------    -------------
                                                            14,618,597       19,004,945
                                                          =============    =============

LIABILITIES
CURRENT
   Accounts payable and accrued liabilities                    142,065          250,840
   Promissory note (Notes 5 and 9)                                   -        1,700,000
                                                          -------------    -------------
                                                               142,065        1,950,840
                                                          -------------    -------------

CONTINUING OPERATIONS (Note 3)
CONTINGENCIES (Note 7)
COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY
   Common stock
     $0.001 par value, shares authorized: 50,000,000;           77,936           77,936
     shares issued and outstanding: 19,474,517
   Additional paid-in capital                               21,719,106       20,631,344
   Deferred compensation                                      (652,195)         (57,995)
   Accumulated deficit                                      (6,668,315)      (3,597,180)
                                                          -------------    -------------
                                                            14,476,532       17,054,105
                                                          -------------    -------------
                                                            14,618,597       19,004,945
                                                          =============    =============

See notes to condensed consolidated financial statements.




CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT (UNAUDITED)
(EXPRESSED IN UNITED STATES DOLLARS)
____________________________________________________________________________________________________________________________

                                                                                                              CUMULATIVE
                                                                                                              PERIOD FROM
                                                                                                                DATE OF
                                                                                                               INCEPTION
                                                                                            PERIOD FROM       FEBRUARY 1,
                                              THREE MONTHS               NINE MONTHS         FEBRUARY 1          2000
                                                  ENDED                     ENDED                TO               TO
                                              SEPTEMBER 30,             SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                          2001             2000              2001               2000             2001
                                            $               $                 $                  $                 $
                                     ---------------- --------------- ------------------- ----------------- ----------------

REVENUE
   Technical consulting                         -         125,000                   -          208,333           208,333

GENERAL AND ADMINISTRATIVE
   EXPENSES                            (1,529,098)       (895,525)         (4,190,053)      (1,352,614)       (7,869,872)
                                     ---------------- --------------- ------------------- ----------------- ----------------
                                       (1,529,098)       (770,525)         (4,190,053)      (1,144,281)       (7,661,539)
LOSS IN BIG SKY
   NETWORK CANADA
   LTD.                                         -        (101,372)                  -         (181,471)         (181,471)

LOSS IN SHEKOU
   JOINT VENTURE                          (29,719)              -            (134,343)               -          (336,764)

LOSS IN CHENGDU
   JOINT VENTURE                          (55,549)              -            (261,119)               -          (304,825)

INTEREST INCOME                            11,249         123,567              92,155          249,175           394,059
                                     ---------------- --------------- ------------------- ----------------- ----------------

LOSS BEFORE
   EXTRAORDINARY ITEM                  (1,603,117)       (748,330)         (4,493,360)      (1,076,577)       (8,090,540)

EXTRAORDINARY ITEM
   (Note 9)                             1,422,225               -           1,422,225                -         1,422,225
                                     ---------------- --------------- ------------------- ----------------- ----------------

NET LOSS                                 (180,892)       (748,330)         (3,071,135)      (1,076,577)       (6,668,315)

DEFICIT, BEGINNING OF PERIOD           (6,487,423)              -          (3,597,180)               -                 -
                                     ---------------- --------------- ------------------- ----------------- ----------------

DEFICIT, END OF PERIOD                 (6,668,315)       (748,330)         (6,668,315)      (1,076,577)       (6,668,315)
                                     ================ =============== =================== ================= ================

LOSS PER SHARE BEFORE
   EXTRAORDINARY ITEM
   Basic and diluted                     (0.08)           (0.04)            (0.23)             (0.06)                     -
                                     ================ =============== =================== ================= ================

LOSS PER SHARE
   Basic and diluted                     (0.01)           (0.04)            (0.16)             (0.06)                     -
                                     ---------------- --------------- ------------------- ----------------- ----------------

SHARES USED IN COMPUTATION
   Basic and diluted                      19,474,517   18,366,147          19,474,517       17,023,688                    -
                                     ================ =============== =================== ================= ================

See notes to condensed consolidated financial statements.




CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(EXPRESSED IN UNITED STATES DOLLARS)
_______________________________________________________________________________________________________________________________

                                                             Additional                                            TOTAL
                                Common Stock                   Paid-in        Deferred        Accumulated      STOCKHOLDERS'
                                   Shares        Amount        Capital      Compensation        Deficit           EQUITY
                                                   $              $               $                $                 $
                                 ------------ ------------- -------------- ---------------- ----------------- -----------------

Balance,                            1,509,850    59,971                 -             -                -             59,971
   February 1, 2000

Issue of common stock
   for the outstanding shares
   of China Broadband
   (BVI) Corp.                     13,500,000    13,500           696,529             -                -            710,029

Stock issued pursuant to
   private placement
   agreements at $0.20 per
   share                              500,000       500            98,835             -                -             99,335

Stock issued pursuant to
   private placement
   agreements at $1.00 per
   share                            1,530,000     1,530         1,518,289             -                -          1,519,819

Stock issued pursuant to
   private placement
   agreements at $7.50 per
   share                            1,301,667     1,302         9,696,236             -                -          9,697,538

Acquisition of the shares
   of Big Sky Network
   Canada Ltd.                      1,133,000     1,133         8,496,367             -                -          8,497,500

Issuance of warrants                        -         -            44,472             -                -             44,472

Non-cash compensation                       -         -            15,235             -                -             15,235

Deferred compensation                       -         -            65,381       (65,381)               -                  -

Amortization of deferred
   compensation                             -         -                 -         7,386                -              7,386

Net loss                                    -         -                 -             -       (3,597,180)        (3,597,180)
                                 ------------ ------------- -------------- ---------------- ----------------- -----------------

Balance,
   December 31, 2000               19,474,517    77,936        20,631,344       (57,995)      (3,597,180)        17,054,105
                                 ------------ ------------- -------------- ---------------- ----------------- -----------------

Deferred compensation                 -                -         809,987       (809,987)               -                -

Issuance of warrants                  -            -             277,775              -                -            277,775

Amortization of deferred
compensation                              -            -               -        215,787                -            215,787

Net loss                                  -            -               -              -       (3,071,135)        (3,071,135)
                                 ------------ ------------- -------------- ---------------- ----------------- -----------------

Balance,
   September  30, 2001
   (unaudited)                     19,474,517    77,936       21,719,106       (652,195)      (6,668,315)       (14,476,532)
                                 ============ ============= ============== ================ ================= =================


See notes to condensed consolidated financial statements.




CHINA BROADBAND CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(EXPRESSED IN UNITED STATES DOLLARS)
______________________________________________________________________________________________________________________________

                                                                                                               CUMULATIVE
                                                                                                              PERIOD FROM
                                                                                                                DATE OF
                                                                                           PERIOD FROM         INCEPTION
                                                THREE MONTHS             NINE MONTHS        FEBRUARY 1        FEBRUARY 1,
                                                   ENDED                    ENDED               TO              2000 TO
                                               SEPTEMBER 30,            SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                            2001            2000             2001              2000               2001
                                             $               $                $                 $                  $
                                       --------------- --------------- ----------------- ----------------- -------------------

CASH FLOWS
   RELATED TO THE
   FOLLOWING
   ACTIVITIES

OPERATIONS
Net loss                                      (180,892)       (748,330)     (3,071,135)       (1,076,577)       (6,668,315)
Adjustments for:
   Extraordinary item                       (1,422,225)              -      (1,422,225)                -        (1,422,225)
   Depreciation and
     amortization                              605,743           3,745       1,816,254             3,745         2,395,265
   Loss in Big Sky Network
     Canada Ltd.                                     -         101,372               -           181,471           181,471
   Loss in Shekou joint
     venture                                    29,719               -         134,343                 -           336,764
   Loss in Chengdu joint
     venture                                    55,549               -         261,119                 -           304,825
   Non-cash stock compensation                  77,763               -         215,786            15,235           282,880
                                       --------------- --------------- ----------------- ----------------- -------------------

Funds provided by (used in)
     operations                               (834,343)       (643,213)     (2,065,858)         (876,126)       (4,589,334)

Changes in operating assets
   and liabilities
     Interest and Goods and
       Services Tax receivables                (49,676)        (66,203)        (73,889)         (105,443)         (138,090)
     Due from officers and
       employees                                     -         105,180               -          (109,876)                -
     Prepaid expenses                          (70,971)        271,666          15,166           207,449          (101,954)
     Accounts payable and
       accrued liabilities                    (121,043)        193,885        (108,775)          228,774          (511,733)
     Unearned revenue                                -        (416,666)              -                                   -
                                       --------------- --------------- ----------------- ----------------- -------------------
                                            (1,076,033)       (555,351)     (2,233,356)         (655,222)       (5,341,112)
                                       --------------- --------------- ----------------- ----------------- -------------------

FINANCING
   Decrease in due to affiliates                     -               -         (48,536)                -           (48,536)
   Issue of common stock
     for cash                                        -               -               -        11,892,503        11,892,503
   Share issuance costs                              -         (25,628)              -           (75,811)          (75,811)
                                       --------------- --------------- ----------------- ----------------- -------------------
                                                     -         (25,628)        (48,536)       11,816,692        11,768,156
                                       --------------- --------------- ----------------- ----------------- -------------------
INVESTING
   Fixed asset additions                      (125,869)       (201,407)       (137,764)         (258,317)         (417,154)
   Increase in due from
     Shekou joint venture                            -        (295,015)              -          (295,015)                -
   Investment in Chengdu
     joint venture                                   -               -        (570,000)                -        (1,935,590)
   Increase in due from Big
     Sky Network Canada
     Ltd.                                            -         975,000               -        (1,020,465)                -
   Acquisition of Big Sky
     Network Canada Ltd
     (net of cash acquired)                          -      (2,395,828)              -        (2,395,828)       (2,395,828)
                                       --------------- --------------- ----------------- ----------------- -------------------
                                              (125,869)     (1,917,250)       (707,764)       (3,969,625)       (4,748,572)
                                       --------------- --------------- ----------------- ----------------- -------------------
NET (DECREASE)/
   INCREASE IN
   CASH AND CASH
   EQUIVALENTS                              (1,201,902)     (2,498,229)     (2,989,656)        7,191,845         1,678,472

CASH AND CASH
   EQUIVALENTS,
   BEGINNING OF
   PERIOD                                    2,880,374       9,690,074       4,668,128                 -                 -
                                       --------------- --------------- ----------------- ----------------- -------------------

CASH AND CASH
   EQUIVALENTS,
   END OF PERIOD                             1,678,472       7,191,845       1,678,472         7,191,845         1,678,472
                                       =============== =============== ================= ================= ===================

SUPPLEMENTAL
   CASH FLOW
   INFORMATION:
     Cash paid for income
       taxes                                        -               -               -                 -                 -
                                       =============== =============== ================= ================= ===================
     Cash paid for interest                   115,290               -         115,290                 -           115,290
                                       =============== =============== ================= ================= ===================


See notes to condensed consolidated financial statements.


CHINA BROADBAND CORP.                                                          1
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________


1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of China Broadband Corp. (the "Corporation") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's 2000 "Annual Financial Report to Shareholders" attached as an appendix to the Proxy Statement for the 2000 Annual Meeting of Shareholders.

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
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________

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

         The success of the Corporation will depend on the acceptance of broadband Internet services, which remains unproven in the PRC. The Corporation's Chinese joint venture partners may not be able to attract and retain subscribers to their Internet access services to whom the Corporation could sell equipment and technical services, or the Chinese joint venture partners may face intense competition, which could have an adverse effect on the Corporation's business, financial condition and results of operations. The Corporation's Shekou Joint Venture's ("Shekou JV") services were launched on June 30, 2000. The Corporation's Chengdu Joint Venture's ("Chengdu JV") services were launched on October 26, 2000 and as of September 30, 2001, it had connected a small number of subscribers. The Shekou JV and Chengdu JV are working to expand their subscriber base in the Shekou Industrial Zone and Chengdu.

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
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________

3.       CONTINUING OPERATIONS (CONTINUED)

         Management anticipates that the Corporation currently has sufficient working capital to fund the Corporation's plan of operation through the quarter ended March 30, 2002. The Corporation's costs to fund its plan of operation for the fiscal year ending December 31, 2001 is expected to increase (primarily for salaries, travel, office and other similar expenses). The working capital is intended to fund the business operations of Big Sky Network Canada Ltd. ("BSN"), including funding the capital requirements of new and existing joint ventures, funding additional technical, management and marketing/sales personnel and funding comprehensive joint venture marketing and promotional programs to increase market awareness and subscription sales. Management believes that additional funding will be required before December 31, 2001 to fund the implementation of BSN's business of entering into joint ventures.

         The consolidated operations of the Corporation requires cash of approximately $140,000 per month to operate in Canada and approximately $60,000 per month to operate in the PRC. The operating cash break even point for the facilities in Shekou and Chengdu is estimated by the Corporation to be the equivalent of 7,000 to 7,500 combined subscribers on an annualized basis at present pricing structures. The Corporation is in discussions with various equipment suppliers for vendor financing or lease packages for capital equipment. However, failing any new debt or equity financing, the Corporation could continue the Shekou and Chengdu joint ventures as they are and inaugurate one additional joint venture with existing capital and modest growth in the subscriber base. Other low cost value added services may be added to the revenue mix with minimal capital requirements, primarily by outsourcing to a variety of potential partners seeking access to the Chinese market.

         The Corporation evaluates the carrying value of goodwill and long term tangible and intangible assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". As a result of the operating performance in the joint ventures, the Corporation is engaged in an evaluation of its long-lived assets.

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
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________

4.       ACCOUNTING POLICIES (CONTINUED)

         In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17, "Intangible Assets". The FASB issued this statement in July 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Corporation expects to adopt this statement during the first quarter of fiscal 2002. During the nine months ended September 30, 2001, goodwill amortization totaled $323,686.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Corporation expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that SFAS No. 143 will have a material impact on the Corporation's consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management is currently reviewing the Corporation's long-lived assets in accordance with SFAS No. 144. Management is uncertain if the adopting of SFAS No. 144 will have a significant impact on the Corporation's financial position until this review is completed.

5.       ACQUISITION OF BIG SKY NETWORK CANADA LTD.

         On September 29, 2000, the Corporation closed a common stock purchase agreement to buy 50,000 common shares of BSN, increasing its ownership to 100% of BSN. The acquisition was accounted for as a purchase. The purchase price was US$12.7 million, consisting of $2.5 million cash, a $1.7 million promissory note and 1,133,000 common shares of the Corporation with a fair market value of $8,497,500. The purchase price has been allocated as follows:

                                                  -------------------
                                                          $
                                                  -------------------

        Assets acquired, excluding cash
          Net working capital deficiency                 (742,327)
          Investment in Shekou joint venture            2,684,438
          Intellectual property                           849,750
          Chengdu joint venture                         5,098,500
          Shekou joint venture                          2,549,250
          Goodwill                                      2,153,717
                                                  -------------------
                                                       12,593,328

        Cash acquired                                     104,172
                                                  -------------------

        Net assets acquired                            12,697,500
                                                  ===================

CHINA BROADBAND CORP.                                                          5
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________

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
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________

6.       RELATED PARTY TRANSACTION (CONTINUED)


____________________________________________________________________________________________________________
                                                  DESCRIPTION
DATE                                                 AMOUNT                                       $
____________________________________________________________________________________________________________

April 17, 2001           Transfer $2,000,000 (less service charges)                            1,999,992
April 28, 2001           Deposit interest                                                          1,618
May 15, 2001             Purchase of Modems                                                     (270,000)
May 15, 2001             Purchase Term Deposit                                                (1,500,000)
May 31, 2001             Deposit Interest                                                          1,731
June 28, 2001            Term Deposit Matures                                                  1,505,239
June 28, 2001            Purchase Term Deposit                                                (1,000,000)
June 28, 2001            Wire transfer to Chengdu re: Registration & Investment Wire
                             Transfer in transit until July 10, 2001                            (200,000)
June 30, 2001            Deposit Interest                                                            306
July 7, 2001             Purchase of equipment from Cisco                                        (90,206)
July 7, 2001             Beijing Office expenses for May, June & July                           (180,000)
July 31, 2001            Interest on account                                                         288
August 10, 2001          Salary expenses                                                         (20,032)
August 10, 2001          Beijing Office expenses for August and September                       (120,032)
August 31, 2001          Interest on account                                                         174
September 21, 2001       Term Deposit Transferred in                                           1,005,580
September 21, 2001       Salary Expense                                                          (15,032)
September 21, 2001       Beijing Office expenses for October                                     (55,032)
September 21, 2001       Service Fee on Transfer of Funds                                            (32)
                                                                                         -------------------

BALANCE UPON TRANSFER TO HSBC - HONG KONG                                                      1,064,562
                                                                                        ====================



         During the quarter ended June 30, 2001, the Corporation authorized Mr. Yang to disburse, from his account, on the Corporation's behalf, $270,000 to pay for modems purchased for the Chengdu Joint Venture and initiate a wire transfer of $200,000 as a working capital contribution in Chengdu. The Corporation earned $8,894 in interest on the funds held by Mr. Yang, for the Corporation's benefit.

         During the quarter ended September 30, 2001, the Corporation authorized Mr. Yang to disburse from his account, on the Corporation's behalf, $90,206 for the purchase of equipment, $355,000 for Beijing office expenses and $35,000 for salary expenses in China. A total of $5,882 of interest was earned on the Corporation's funds held in Mr. Yang's account, for the Corporation's benefits.

         On September 10, 2001, a Hong Kong branch of Hong Kong Shanghai Banking Corporation ("HSBC") established on account for the Corporation and the funds held by Mr. Yang, totaling $1,064,562 were transferred to the Corporation's account on September 21, 2001. Mr. Yang received no benefit from holding the funds.

CHINA BROADBAND CORP.                                                          7
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________

7.       CONTINGENCIES

         On March 29, 2001, The Orbiter Fund Ltd., The Viator Fund Ltd., Lancer Offshore Inc. and Lancer Partners Limited Partnership (collectively, the "Plaintiffs") filed an action in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0101-07232), naming Matthew Heysel, CEO and China Broadband Corp. as defendants. On October 19, 2001, after Examinations for Discovery of two corporate officers of the Corporation, but prior to Examinations for Discovery of the Plaintiffs' officers, the Plaintiffs filed a Discontinuance of Action with the Alberta court, which evidences the termination and cessation of the proceedings in the Action.

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

         b) On March 8, 2001, BSN entered into a cooperative joint venture agreement with Changsha Guang Da Television Broadcast Network Ltd. ("Changsha Guang Da") to provide Internet technology service in Hunan Province, PRC. The agreement, subject to government approvals, commits Changsha Guang Da to provide exclusive access to its HFC network,facilities and frequencies to allow the joint venture to provide Internet connectivity services to cable TV subscribers of Changsha Guang Da. The contract duration is 18 years. BSN will receive 65% of the net revenue during the first five years, 50% for the next five years and 40% thereafter. Under the terms of the agreement, BSN is required to invest $18 million of capital and equipment, staged over the life of the joint venture agreement.

         c) On May 1, 2001, the Corporation entered into an agency agreement for financial advisors services for a period of six months commencing May 1, 2001. As compensation for services, the Corporation will pay a monthly fee of Cdn$10,000 (US$6,540).

9.       PROMISSORY NOTE

         On July 27, 2001, the Corporation completed a transaction to cancel a promissory note payable (see Note 5).

         The promissory note was surrendered for a warrant to purchase 500,000 shares of the Corporation's common stock at a price of $1.00 per share. The warrant expires on July 27, 2003. A payment of $115,290.43 was also made representing the accrued interest on the promissory note from September 29, 2000 to the closing date at a rate of 8% per annum. Using the Black Scholes method of valuing warrants, the warrants have a value of $277,775, that will result in an extraordinary gain of $1,422,225 for the third quarter. The gain will result in an income tax expense of approximately $498,000, however, the Corporation has sufficient losses carried forward to offset the expense.

CHINA BROADBAND CORP.                                                          8
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
________________________________________________________________________________



10.      SUBSEQUENT EVENTS

         On November 13, 2001, the Board of Directors of the Corporation approved the issuance of 1,200,000 options to directors, officers and consultants. These options were priced above the fair market value on the date of grant with an exercise price of $0.82 per share. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unexercised options expire on November 13, 2006.

         On November 13, 2001, the Corporation announced that BSN had entered into a 12 year contract with Jitong Network Communications Co. Ltd. ("Jitong") to enable broadband Internet access and value-added services including IP telephony over Jitong's exiting 1500 kilometre metropolitan area network in Chong Qing. BSN will contribute management, technology and capital to deploy within the city core, with staged expansion throughout the city as capital and resources permit. Initial capital commitments will be limited to establishing a test system to validate ongoing deployment.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS

FORWARD-LOOKING STATEMENTS

         Included in this report are various forward-looking statements, which can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe" or other similar words. We have made forward-looking statements with respect to the following, among others: our goals and strategies; our expectations related to growth of the Internet in China and the performance of our joint ventures; our joint venture partners' ability to obtain licenses and permits to operate as Internet service providers in China; our ability to earn sufficient revenues from our joint ventures; the importance and expected growth of Internet technology and the demand for Internet services in China; our ability to continue as a going concern; and our future revenue performance and our future results of operations. These statements are forward-looking and reflect our current expectations. They are subject to a number of risks and uncertainties, including but not limited to, changes in the economic and political environments in China, economic and political uncertainties affecting the capital markets, changes in technology, changes in the Internet marketplace in China, competitive factors and other risks described in our annual report on Form 10-KSB, Amendment No. 1 and on Form S-1, Amendment No. 7, which were filed with the United States Securities and Exchange Commission. In light of the many risks and uncertainties surrounding China Broadband, China and the Internet marketplace, you should keep in mind that we cannot guarantee that the forward-looking statements described in this report will transpire and you should not place undue reliance on forward looking statements.

SUMMARY FINANCIAL DATA


STATEMENT OF OPERATIONS DATA:
__________________________________________________________________________________________________________________

                                                                                                      PERIOD FROM
                                THREE MONTH             THREE MONTH             NINE MONTH            FEBRUARY 1,
                                PERIOD ENDED           PERIOD ENDED            PERIOD ENDED             2000 TO
                               SEPTEMBER 30,           SEPTEMBER 30,          SEPTEMBER 30,          SEPTEMBER 30,
                                   2001                    2000                   2001                   2000
                                (unaudited)            (unaudited)             (unaudited)            (unaudited)
__________________________________________________________________________________________________________________

Net Sales                                 $0               $125,000                      $0               $208,333
Loss from operations              $1,529,098               $895,525              $4,190,053             $1,352,614
Extraordinary gain                $1,422,225                     $0              $1,422,225                     $0
Net loss                            $180,892               $748,330              $3,071,135             $1,076,577
Basic loss per share
before Extraordinary
item                                 ($0.08)                ($0.04)                 ($0.23)                ($0.06)
Basic loss per share
including
Extraordinary gain                   ($0.01)                ($0.04)                 ($0.16)                ($0.06)
Basic weighted average
common shares
outstanding                       19,474,517             18,366,147              19,474,517             17,023,688
__________________________________________________________________________________________________________________



BALANCE SHEET DATA:
__________________________________________________________________________

                                September 30, 2001      December 31, 2000
                                    (unaudited)             (audited)
__________________________________________________________________________

Cash and cash equivalents               $1,678,472              $4,668,128
Working capital                         $1,824,987              $2,898,608
Total assets                           $14,618,597             $19,004,945
Long-term obligations                            -                       -
Total stockholders' equity             $14,476,532             $17,054,105
__________________________________________________________________________

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

         o the promissory note issued to SoftNet was cancelled on July 27, 2001 in connection with a transaction, under which we issued a warrant to purchase 500,000 shares of our common stock at $1.00 per share. The warrant expires on July 27, 2003.

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

RESULTS OF OPERATIONS

Revenues

CHINA BROADBAND CORP.

         For the 3 months and 9 months ended September 30, 2001, the Company did not earn revenues compared to $125,000 for the 3 months and $208,333 for the 9 months ended September 30, 2000. The Company provided technical consulting services to Big Sky Network from May 1, 2000 to April 30, 2001 pursuant to a Technical Services Agreement with Big Sky Network. The acquisition of the remaining 50% interest of Big Sky Network by the Company on September 29, 2000 required that the revenue from this arrangement be eliminated on consolidation from the acquisition date forward.

         The Company earns revenues through its ownership interest in the operating joint ventures in China.

SHEKOU JOINT VENTURE

         For the 3 months ended and 9 months ended September 30, 2001, the Company received subscriber revenue of approximately $90,379 and $290,267, respectively, compared to nil for the comparative periods of 2000. As a result of slow subscriber growth, revenues from the joint venture have been flat in the third quarter compared to the third quarter.

         The Shekou joint venture commenced providing services on June 30, 2000. As at September 30, 2001, the Shekou Joint Venture had approximately 3,324 subscribers connected, and approximately 2,927 subscribers awaiting connection. We anticipate approximately 500 new subscribers will be connected during the quarter ending December 31, 2001.

         The Shekou joint venture generated a gross profit of $28,319 for the 9 months ended September 30, 2001, in the third quarter after cost of sales but had a net loss of $223,905 after general administration costs for the 9 months ending September 30, 2001. While the subscriber growth rate has been less than expected, the joint venture has achieved a 12% penetration rate on the nodes to which it has access. Our joint venture partner has been slow to deliver Internet ready nodes, delaying the joint ventures ability to deliver service. We maintain real-time statistics on node activity, market penetration rates and system reliability.

CHENGDU JOINT VENTURE

         The Chengdu joint venture commenced operations on October 26, 2000. At September 30, 2001, the Chengdu joint venture has 254 subscribers connected, and 191 subscribers awaiting connection. In order to penetrate this market, new subscribers are provided with free Internet access for a period of three months. Subscriber growth in the Chengdu joint venture has been slower than anticipated because the joint venture partner had limited financial and staffing resources to meet its contractual commitments during the quarter ended September 30, 2001 and potentially for the next quarter.

         The disappointing subscriber growth in the residential market has been partially offset by Internet access being offered to a major Western hotel in Chengdu. In addition, we expect to be providing service to two additional major hotels by the year-end or shortly into the first quarter of 2002.

         For the 3 month and 9 month period ended September 30, 2001, the Chengdu joint venture received subscriber revenue of $1,434 compared to nil for the comparative periods in 2000. A net loss of $85,460 and $401,721 was incurred for the 3 month and 9 month period ended September 30, 2001 compared to nil for the comparative periods in 2000.

DEYANG JOINT VENTURE

         Based on our experience with the Shekou and Chengdu joint ventures, we have postponed startup of our Deyang joint venture preferring to invest and deploy our limited capital to service corporate subscribers in major centers such as Beijing, Shanghai and Chong Qing.

Basis of Revenue Generation

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

Expenses

         During the 3 months ended September 30, 2001, and 9 months ended September 30, 2001, we incurred operating expenses of $1,529,098 and $4,190,053 respectively compared to expenses of $895,525 and $1,352,614 for the comparative periods of 2000. Expenses have increased during the third quarter of 2001 over the second quarter of 2001 due to executive management spending more time in China to assist in the startup of Big Sky Network Technology Services Ltd., a wholly-owned subsidiary of Big Sky Network Canada Ltd.

         The following table shows comparative expenses for the 3 months ended September 30, 2001, and 9 months ended September 30, 2001, with their comparative amounts for 2000.



General Operating Expenses
___________________________________________________________________________________________________________________
                           THREE MONTHS ENDED     THREE MONTH ENDED      NINE MONTH PERIOD     PERIOD FROM FEBRUARY
                                                                               ENDED                1, 2000 TO
                           SEPTEMBER 30, 2001    SEPTEMBER 30, 2000      SEPTEMBER 30, 2001     SEPTEMBER 30, 2000
                              (unaudited)            (unaudited)            (unaudited)             (unaudited)
___________________________________________________________________________________________________________________

Calgary Office Costs                $270,019               $330,470                $800,714               $512,309
Beijing Office Costs                $291,240                     $0                $659,440                     $0
High Tech Park                       $61,678                     $0                 $61,678                     $0
Professional Services               $180,643               $157,350                $414,591               $281,435
Investor Relations                 ($41,714)               $200,000                 $73,941               $200,000
Amortization                        $605,744                 $3,745              $1,816,254                 $3,745
Non Cash Compensation                $77,762                     $0                $215,786                $15,235
Misc.                                $83,726               $203,960                $147,649               $399,890
                          -          -------               --------                --------               --------
TOTAL                             $1,529,098               $895,525              $4,190,053             $1,352,614
___________________________________________________________________________________________________________________


         Calgary office expense includes the costs of 6 executive management consultants (including the Chief Executive Officer, President, Chief Financial Officer, Chief Technology Officer, Vice President-Network Engineering, and Vice President-Systems Engineering) and 1 administrative consultant in Canada, travel, rent, telephone, insurance, and other offices costs associated with maintaining a principal business office in North America. Calgary office costs have increased for the 3 months ended September 30, 2001 and for the 9 months ending September 30, 2001, compared to the same periods of 2000. The increase in cost is attributable to the implementation of our business plan during the second half of 2000. We expect our travel costs to increase in the upcoming quarter as we work to secure additional financing.

         Beijing office costs include the costs of maintaining business operations in China. These include salaries and contract fees for 6 non-joint venture management consultants and their travel, office rent, insurance, and other non joint venture costs. Also included is a one-time bonus paid to the staff of $40,000. The Beijing office was not in place at September 30, 2000 and there are no comparative amounts. We are endeavouring to recruit a financial controller in the fourth quarter of 2001 to centralize our financial accounting activities in China. Beijing office costs have increased for salaries relating to beta testing in Deyang and travel and negotiations to launch Big Sky Network Technical Services Ltd. in Chengdu during the third quarter.

         Professional services include costs for accounting, audit and legal advisory expense related to the preparation of our reports under the Securities Exchange Act of 1934, as amended, other government reporting costs, preparation and filing of a resale registration statement on Form S-1 and the preparation of contractual agreements. We expect our professional costs to decrease in the fourth quarter as our legal fees and auditor fees are expected to be lower as our Form S-1 registration statement became effective on November 2, 2001.

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

         Non-cash compensation relates to amortization of 100,000 warrants issued on November 1, 2000, amortization of 450,000 options granted on February 2, 2001, and amortization of 10,000 options granted on June 29, 2001. This results in a non-cash compensation expense of $77,763 for the 3 months ended September 30, 2001, and $215,787 for the 9 months ended September 30, 2001 compared to nil for the 3 months ended September 30, 2000, and $15,235 for the period from February 1, 2000 to September 30, 2000.

         Overall, we anticipate that expenses will increase during 2001 compared to 2000 for the following reasons:

         o We intend to continue to negotiate and finalize letters of intent and definitive agreements to form joint ventures;
         o We intend to support our joint ventures' efforts as they begin extensive marketing and promotional campaigns to build subscription bases in Shekou and Chengdu;
         o    We will incur costs associated with finance raising activities;
         o We will incur costs related to hiring additional personnel/consultants to provide management, technical and support services to our growing organization; and
         o We will incur other costs related to implementing our business plan and financing our joint venture obligations.
         o We will incur general and administrative costs associated with our subsidiary, Big Sky Network Technical Services Ltd., as it offers Internet services to corporate subscribers.

Losses

         For the 3 months ended September 30, 2001, and 9 months ended September 30, 2001, we incurred a loss from operations of $1,529,098 and $4,190,053, respectively. We had an equity loss from the Shekou and Chengdu joint ventures' activities in China for the 3 months ending September 30, 2001, and the 9 months ending September 30, 2001, of $85,268 and $395,462, respectively. Our loss was reduced by interest income of $11,249 for the 3 months ended September 30, 2001, and $92,155 for the 9 months ended September 30, 2001, to a net loss before extraordinary items of $1,603,117 for the 3 months ended September 30, 2001, and a net loss before extraordinary items of $4,493,360 for the 9 months ended September 30, 2001.

         For the comparable period of 2000, we incurred a net loss of $748,330 for the 3 months ended September 30, 2000, and a net loss of $1,076,577 for the 9 months ended September 30, 2000, after interest income of $123,567 and $249,175 for the comparable periods in 2000.

Extraordinary Gain

         The extraordinary gain resulted from the cancellation of a promissory note.

         On July 27, 2001, we completed a transaction to cancel a promissory note payable (see Note 5 of "Condensed Consolidated Financial Statements"). The promissory note was surrendered for a warrant to purchase 500,000 shares of our common stock at a price of $1.00 per share. The warrant expires on July 27, 2003. A payment of $115,290.43 was also made representing the accrued interest on the promissory note from September 29, 2000 to the closing date at a rate of 8% per annum. Using the Black-Scholes method of valuing warrants, the warrants have a value of $277,775, that will result in an extraordinary gain of $1,422,225 in the third quarter. The gain will result in an income tax expense of approximately $498,000, however, we have sufficient losses carried forward to offset the expense.

         The net loss for the 3 and 9 months ending September 30, 2001 was reduced by the extraordinary gain to $180,892 and $3,071,135, respectively. The net loss per share, before the extraordinary gain, of $0.08 for the 3 months ending and $0.23 for the 9 months ending September 30, 2001 was reduced by $0.07 to $0.01 and $0.16 for the 3 and 9 month periods ending September 30, 2001, after the extraordinary gain, respectively.

         We anticipate losses to continue as we build our subscriber base in the Chengdu and Shekou joint ventures.

         Since we are in the development stage, all losses accumulated since inception have been considered as part of our development stage activities.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had cash and cash equivalents of $1,678,472 and working capital, including cash and cash equivalents, of $1,824,987. Since inception, we have financed operations primarily through sales of equity securities and have raised a total of $11,316,692, net of share issuance costs, of $75,811. On a consolidated basis, our current operating cash expenditures are expected to be approximately $200,000 per month through March 31, 2002. Our future capital requirements may increase based on a number of factors, including:

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

         During the quarter ended June 30, 2001, our board of directors determined that it was in the best interest of the Company to establish a banking relationship and accounts in Hong Kong to fund its activities in Asia. We commenced discussions with the Hong Kong branch of Hong Kong Shanghai Bank Corporation in April 2001 and completed the documentation to establish an account as approved by its Board of Directors. We transferred $2,000,000 into an established personal account of our President, Daming Yang, in anticipation of depositing funds into the Company's HSBC - Hong Kong account. We had an oral agreement with Mr. Yang under which he was to hold the money for the Company and transfer such funds after our HSBC account was opened, which was anticipated to take a few days. We had no formal or legal agreement with Mr. Yang related to the funds. The process of establishing the account, however, was repeatedly delayed by HSBC Hong Kong's request for information and certified copies of various corporate and other documents, in notarized form, including notarized copies of the passports of the Company's officers and at least one independent director. We worked diligently with HSBC Hong Kong and its branch in Calgary to provide HSBC Hong Kong with the requested documentation and information.

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

         During the quarter ended September 30, 2001, Mr. Yang disbursed, from his account, on our behalf, $90,206 as an initial payment for the purchase of equipment, $355,000 for Beijing office expenses and $35,000 for salary expenses in China. A total of $5,882.27 of interest was earned on our funds held in Mr. Yang's account during the quarter ended September 30, 2001.

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

         We anticipate that we will be required to raise an additional $6 million to fund our current plan of growth and existing operations through September 30, 2002. See "Plan of Operation." In addition, on March 8, 2001, Big Sky Network Canada Ltd. entered into a preliminary agreement to form a joint venture with Changsha Guang Da Television Broadcast Network Ltd. to provide Internet technology service in Hunan Province. The term of the contract is 18 years, and Big Sky Network will receive 65% of the net revenue during the first five years, 50% for the next five years and 40% thereafter. Under the terms of the agreement, we have committed to invest $18 million of capital and equipment, staged over the life of the joint venture agreement. Our initial investment during 2002 is anticipated to be $1 million, with subsequent investments in amounts to be determined through our negotiations of the definitive joint venture agreements with our Chinese joint venture partner. We cannot assure you that the joint venture will receive government regulatory approval or that sufficient financing will be available to meet our investment commitment.

         As disclosed in our Form 10-QSB filed on May 15, 2001, a legal action was filed on March 29, 2001, against us and our Chief Executive Officer by certain investors. On October 19, 2001, after Examinations for Discovery of two of our corporate officers, but prior to Examinations for Discovery of the Plaintiffs' officers, the Plaintiffs filed a Discontinuance of Action with the Alberta court, which evidences the termination and cessation of the proceedings in the Action.

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

         DURING THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001, WE COMPLETED THE FOLLOWING TRANSACTIONS:

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

         On June 20, 2001, Big Sky Network entered into a Letter of Intent with Chong Qing Branch of Jitong Network Communications Co., Ltd. to jointly build Internet networks. Under the terms of the agreement, we will provide 80 million RMB (US$ 9.64 million) and technical personnel. The agreement calls for the project to be deployed in two stages. The first stage consisting of connecting 60,000 households before the end of 2001 and stage two calls for the number of connected households to be 100,000.

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

         On July 7, 2001, we invested $90,206 of equipment into a wholly owned subsidiary, Big Sky Network Technology Services Ltd., to provide Internet services to corporate subscribers in an area of Chengdu called High Tech Park.

         On July 27, 2001, China Broadband Corp. and Canaccord International Ltd. completed a promissory note cancellation transaction, under which the $1,700,000 Promissory Note we issued to SoftNet was surrendered for cancellation to Canaccord International Ltd. for the following consideration:

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

         The subscriber base in Chengdu decreased from 554 reported at June 30, 2001 to 254 at September 30, 2001 and approximately 290 at November 9, 2001. Factors contributing to this decrease are:

         o In some areas of Chengdu, our Chinese joint venture partner's equipment was unable to provide our subscribers with a quality of service consistent with our expectations.

         o A number of our subscribers cancelled service at the end of a free introductory Internet access period.

         The subscriber base in Shekou increased from 3,046 reported at June 30, 2001 to 3,324 at September 30, 2001 and decreased to approximately 2,479 at November 9, 2001. Factors contributing to this decrease are in some areas of Shekou, our Chinese joint venture partner's equipment was unable to provide our subscribers with a quality of service consistent with our expectations.

Subsequent Events

         Subsequent to the quarter ended September 30, 2001, we completed the following transactions:

         On November 13, 2001, our Board of Directors approved the issuance of 1,200,000 options to directors, officers and consultants. These options were priced above the fair market value on the date of grant with an exercise price of $0.82 per share. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unused options expire on November 13, 2006.

         On November 13, 2001, our Human Resources and Compensation Committee approved the extension of the consulting contracts for Matthew Heysel, Thomas G. Milne and Daming Yang for a term of six months effective October 1, 2001. These contracts were renewed under the same terms and conditions as their recently expired contracts.

         On November 13, 2001, the Corporation announced that BSN had entered into a 12 year contract with Jitong Network Communications Co. Ltd. ("Jitong") to enable broadband Internet access and value-added services including IP telephony over Jitong's exiting 1500 kilometre metropolitan area network in Chong Qing. BSN will contribute management, technology and capital to deploy within the city core, with staged expansion throughout the city as capital and resources permit. Initial capital commitments will be limited to establishing a test system to validate ongoing deployment.

         We are in discussions with prospective investors for additional cash equity investments and equipment suppliers for vendor financing or leasing opportunities. We cannot give any assurance that any additional financing can be finalized in the near future.

OUTLOOK

         On November 10, 2001, the World Trade Organization ("WTO") voted in favour of admitting the Peoples Republic of China into the WTO. WTO membership is expected to ease restrictions on foreign investment, movement of capital and generally reduce the uncertainties of doing business in China.

         Our Shekou joint venture has demonstrated that the combination of equipment, technical skills and capital can generate an operating profit with approximately 3,000 subscribers.

         We believe that the demand for Internet access and services for individuals, schools and business in China will continue to grow provided the service can be offered at a reasonable cost. In Shekou and Chengdu we are working to manage and reduce our cost structure to remain competitive and focus to increase our customer base through existing infrastructure as our partners work to improve their equipment to increase the quality of service that can be provided.

         Due to limited capital and lower than expected results from the Shekou and Chengdu joint ventures, we have decided to postpone the startup of service through the Deyang joint venture.

         Our efforts have also shown that the path to profitability can be accelerated by offering Internet access service to corporate subscribers. As a result, we commenced offering services to corporate customers in the High Tech Business Park located in Chengdu. We believe these commercial subscribers can afford Internet access on an ongoing basis and balance the on-line use of bandwidth from residential subscribers. We intend to focus a portion of our efforts at this market.

         Our preliminary agreement to form a joint venture with Changsha Guang Da, Beijing Gehua, Chong Qing and Shanghai Min Hang are expected to receive governmental approval and permits contemporaneously with our ability to finance the capital investment required. We believe that our marketing efforts in China will result in increased opportunities in the high growth corporate markets in major centers.

         We estimate that it requires approximately $1 million of capital and equipment to commence commercial Internet service in a new joint venture. Our current capital resources are limited. There can be no assurances that we will have sufficient financial, technical and human resources to undertake new ventures or maintain the ventures currently in service.

         Subject to additional debt or equity financing, we intend to continue our efforts towards the corporate subscriber market and evaluate our alternatives in Shekou and Chengdu to improve the quality of service to existing subscribers and manage our cost structure to remain competitive. We will limit further investments in these joint ventures until we determine we can compete and grow the subscriber bases. Any decision to postpone further investments in these joint ventures will reduce our ability to realize the carrying value of these investments and may result in a one-time charge for the reduction in carrying value of these assets.

PLAN OF OPERATION

         As of November 9, 2001, our management anticipates that we currently have sufficient working capital to fund our current operations through March 2002.

Estimated Capital Requirements

         To fund our operations for the twelve months ending June 30, 2002, management estimates that we will require additional capital of approximately $6 million. Our current capital and any additional funds raised are intended to fund the business operations of Big Sky Network, including the following:


________________________________________________________________________________________________________

                                                             ESTIMATED FINANCIAL REQUIREMENTS FOR THE
DESCRIPTION                                                            TWELVE MONTH PERIOD
                                                                    ENDING SEPTEMBER 30, 2002
________________________________________________________________________________________________________

Shekou Joint Venture - Capital Contributions                                  $0
Chengdu Joint Venture - Capital Contributions1                           750,000 2
Deyang Joint Venture - Capital Contributions1                          1,000,000 3
Changsha Guang Da Joint Venture - Capital Contributions1               1,000,000 4
Shanghai Min Hang Joint Venture - Capital Contributions1                 500,000 5
Beijing Gehua Joint Venture - Capital Contributions 1                    500,000 5
Chong Qing Joint Venture - Capital Contributions1                        500,000 6
Big Sky Network Technology Services Ltd.                                       0
Technical Consulting Expenditures                                        100,000
Management Consulting Expenditures                                       500,000
Sales and Marketing Expenses                                             600,000
Legal and Professional Expenses                                          200,000
General Administrative Expenses                                          700,000
Capital Raising Expenditures                                             100,000
Overhead Expenses                                                        100,000
Miscellaneous                                                           $100,000
                                                                        --------
TOTAL                                                                 $6,650,000
                                                                      ==========
________________________________________________________________________________________________________


         1)   These estimates represent capital investments only and do not represent contributions of equipment or technical services. We intend to obtain vendor financing for the equipment required for these joint ventures.
         2)   Under the terms of the Chengdu joint venture  agreement,  of the total  investment of $3,000,000  required over the term of the agreement.
         3)   Under the terms of the Deyang joint venture agreement, of the total investment of $4,500,000 required over the term of the agreement, we must provide $500,000 within 10 days of the joint venture partner obtaining all approvals and permits.
         4)   The payment terms of our obligation of investing $18,000,000 is to be determined through our negotiations of the definitive joint venture agreement with our Chinese joint venture partner. We estimate our initial contribution will be $1 million in 2002.
         5)   The capital investment terms are to be determined through further negotiations of joint venture agreements. We estimate our initial capital contribution will be $500,000 in 2002.
         6)   The payment terms of our obligation of investing 80 million RMB
              (US$9.64 million) is to be determined through negotiations of the definitive joint venture agreement. We estimate our initial contribution will be $500,000 in 2002.



         The amount and timing of expenditures during the twelve months ending September 30, 2002 will depend on the success of any contracts we secure, and there is no assurance the Company will receive significant revenues or operate profitably. We anticipate that our current working capital is sufficient to satisfy our cash requirements through March 30, 2002, thereafter we will require additional financing to continue as a going concern. Current cash resources are not anticipated to be sufficient to fund the next phase of our development and management intends to seek additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve our objective, or result in commercial success.

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

         We anticipate that we will hire additional technical, administrative and sales and marketing personnel during the twelve months ending September 30, 2002, although we have no current plans to do so. We also anticipate that our joint ventures will hire technical, administrative and sales and marketing personnel during 2001 to support their operations and to launch their services. We estimate that each joint venture will hire between 8 and 15 employees during 2001, subject to the joint venture's needs and the development stage of their business.

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

         In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". The FASB issued this statement in July 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Corporation expects to adopt this statement during the first quarter of fiscal 2002. During the 9 months ended September 30, 2001, goodwill amortization totalled $323,686.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Corporation expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that SFAS No. 143 will have a material impact on the Corporation's consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management is currently reviewing the Corporation's long-lived assets in accordance with SFAS No. 144. Management is uncertain if the adopting of SFAS No. 144 will have a significant impact on the Corporation's financial position until this review is completed.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         See the following forms filed with the United States Securities and Exchanged Commission:

         o   Form 8-K filed on April 24, 2001
         o   Form 10-QSB - Item 1. Legal Proceedings filed on May 15, 2001
         o   Form 8-K filed on October 24, 2001

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

A)       SALES OF UNREGISTERED SECURITIES

         During the quarter ended September 30, 2001, we issued a warrant exercisable to purchase 500,000 shares of our common stock at $1.00 per share to Canaccord International Ltd., an institutional non-U.S. person outside the United States. The warrant was issued in reliance upon an exemption available under Regulation S promulgated under the Securities Act of 1933, as amended.

B)       USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

          None

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

   3.5 (14)         Amended and Restated By-Laws of the Company, dated August 8, 2001

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

   10.30 (12)       Letter of Intent dated June 1, 2001 between Big Sky Network Canada Ltd. and Shanghai
                    Min Hang Cable Television Center

   10.31 (12)       Memorandum of Understanding dated June 18, 2001 between Big Sky Network Canada Ltd.
                    and Beijing Gehua Cable TV Networks Co., Ltd.

   10.32 (12)       Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing Branch of Ji Tong
                    Network Communications Co., Ltd.






   10.33 (12)       Consulting Agreement dated April1, 2001 between China Broadband Corp. and Precise
                    Details Inc.

   10.34 (12)       Consulting Agreement dated April 1, 2001 between China Broadband Corp. and M.H.
                    Financial

   10.35 (12)       Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Daming Yang

                    Indemnity Agreement dated June 29, 2001 between China Broadband Corp. and Matthew
   10.36 (12)       Heysel

   10.37 (13)       Memorandum of Understanding between Big Sky Network Canada Ltd. and Fujian Provincial
                    Radio and Television Network Co. Ltd. dated July 10, 2001

   10.38 (14)       Note Cancellation Agreement between China Broadband Corp. and Canaccord International
                    Ltd.

   10.39 (15)       Consulting Agreement, dated July 1, 2001, between China Broadband Corp and Barry L.
                    Mackie

   10.40 (15)       Memorandum of Understanding between Chengdu Big Sky Network Technology Services Ltd.
                    and Jitong Network Communications Co. dated October 15, 2001

   10.41 (15)       Consulting Agreement, dated April 1, 2001 between China Broadband Corp. and Richard
                    Lam

   16.1 (9)         Change in Auditor Letter of Amisano Hanson

   16.2 (10)        Change in Auditor Letter of Arthur Anderson LLP

   21.1             List of subsidiaries of registrant


(1)      Previously filed on Form 10-SB on December 2, 1999.
(2)      Previously filed on Form 8-K filed on April 28, 2000.
(3)      Previously filed on Form 10-KSB on July 11, 2000.
(4)      Previously filed on Form 8-K filed on September 29, 2000.
(5)      Previously filed on Form S-1 filed on December 6, 2000.
(6) Previously filed on Form 10-QSB on March 15, 2001, excluding schedules and exhibits. Amended to include schedules and exhibits and re-filed on Amendment No. 3 to Form S-1. Amended to mark omitted material and re-filed on Amendment No. 5 to Form S-1. Certain portions of the material have been omitted pursuant to an application for confidential treatment which has been filed with the United States Securities and Exchange Commission under Rule 406 of the Securities Exchange Act of 1933, as amended.
(7)      Previously filed on Form 8-K/A on December 12, 2000.
(8)      Previously filed on Form 10-KSB on March 28, 2001.
(9)      Previously filed on Form 8K on August 25, 2000.
(10)     Previously filed on Form 8K on September 26, 2000.
(11)     Previously filed on Form S-1, Amendment No. 1 on April 6, 2001.
(12)     Previously filed on Form S-1, Amendment No. 3 on July 2, 2001.
(13)     Previously filed on Form S-1, Amendment No. 4 on July 27, 2001.
(14)     Previously filed on Form S-1, Amendment No. 5 on August 10, 2001.
(15)     Previously filed on Form S-1, Amendment No. 7 on October 25, 2001.


b) Reports on Form 8-K.

i.       None.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CHINA BROADBAND CORP.



Date:  November 14, 2001            By:      /s/ MATTHEW HEYSEL
                                             ------------------
                                             Name:  Matthew Heysel
                                             Title: Chief Executive Officer
                                             (Principal Executive Officer)


Date:  November 14, 2001            By:      /s/ THOMAS MILNE
                                             ----------------
                                             Name: Thomas Milne
                                             Title:  Chief Financial Officer
                                             (Principal Accounting Officer)