Form 10KSB
period 2001-12-31
CHINA BROADBAND CORP
filed 2002-04-01
CIK 1075247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-------------------------

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE FISCAL YEAR ENDED: December 31, 2001

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number: 0-28345

China Broadband Corp. (Exact name of small business issuer in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	72-1381282 (I.R.S. Employer Identification No.)
1002, Building C, Huiyuan Apartment, Asia Game Village, Beijing, China Address of principal executive offices)	100101 (Zip Code)
Issuer's telephone number: 86-10-6499-1255
Securities Registered Under Section 12(b) of the Exchange Act:	None
Securities Registered Under Section 12(g) of the Exchange Act:	Common Stock, $0.001 par value (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Revenue for the most recent fiscal year: $20,579

Aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 25, 2002: $4,194,969.

Number of shares outstanding of each of the Registrant's classes of common stock, as of March 25, 2002: 19,516,641 shares of common stock, par value US$0.001 per share

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

We, China Broadband Corp., are a development stage company, which means we are in the process of developing our business. We have incurred losses since our inception, and as of December 31, 2001, we had an accumulated deficit of $17,671,845 which includes a write down of assets of $8,228,623. Amongst the assets written down are intangible assets of $7,549,111 added to the Balance Sheet in 2000 as part of the acquisition of Big Sky Network Canada Ltd. (See Note 4 to the Consolidated Financial Statements). We anticipate that we will continue to incur losses in the foreseeable future. Our management has expressed doubt that we will be able to continue as an ongoing business.

Except for historical information, the following description of our business contains forward-looking statements based on current expectations which involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth in this Annual Report under the heading "Additional Factors That May Affect Future Results." Unless specified otherwise as used herein, the terms "we," "us" or "our" refers to China Broadband Corp., its wholly owned subsidiaries and its interest in its joint ventures. Forward-looking statements can be identified by the use of forward looking terminology such as "may", "will", "expect", "anticipate", "estimate", "continue", "believe" or other similar words. We have made forward-looking statements with respect to the following, among others:

  our goals and strategies;
  our expectations related to growth of the Internet in China;
  Chengdu Technology Services and our joint venture partners' ability to obtain licenses and permits to operate as Internet service providers in China;
  our ability to earn sufficient revenues from our service offerings;
  the importance and expected growth of Internet technology;
  the pace of change in the Internet marketplace;
  the demand for Internet services; and
  our revenues and expenses.

Overview of Corporate Structure

We were incorporated in February 1993 as Institute for Counseling, Inc. under the laws of the State of Nevada. On April 14, 2000, we acquired China Broadband (BVI) Corp., a British Virgin Islands company incorporated in February 2000, by issuing 13,500,000 shares of our common stock in exchange for all of the issued and outstanding common stock of China Broadband (BVI) Corp. At the time of this transaction, China Broadband (BVI) Corp. held an 80% interest in Big Sky Network Canada Ltd., known as Big Sky Canada, and SoftNet Systems Inc. held the remaining 20% interest. The former shareholders of China Broadband (BVI) Corp. became our controlling shareholders. On April 14, 2000, subsequent to the above acquisition, we changed our name to "China Broadband Corp." Our principal business office is located at 1002, Building C, Huiyuan Apartment, Asia Game Village, Beijing, China, 100101, and our phone number there is 86-10-6499-1255. We maintain an administrative branch office for North American investor relations and U. S. regulatory compliance at 1980, 440-2 Avenue S.W., Calgary, Alberta, Canada, T2P 5E9, and our phone number there is 403-234-8885.

On April 14, 2000, subsequent to the acquisition and one name change to China Broadband Corp., SoftNet acquired an additional 40,000 common shares of our subsidiary, Big Sky Canada, at a price of $2 million. Including the 10,000 shares of Big Sky Canada previously acquired by SoftNet for $500,000, SoftNet's ownership in Big Sky Canada increased to 50%. The original $500,000 invested in Big Sky Canada was used for working capital and the further $2 million was used to fund Big Sky Canada's Shekou joint venture. On September 29, 2000, we bought SoftNet's 50% interest in Big Sky Canada for $2,500,000 in cash, a promissory note in the principal amount of $1,700,000, due September 29, 2001, with interest payable at maturity at the rate of 8% per annum, 1,133,000 shares of our common stock at a deemed value of $7.50 per share and forgiveness of debt owed, if any, as at the closing date of the transaction. No debt was owed as of the closing date. See "Transactions with SoftNet".

We, through Big Sky Canada, hold the following interests:

    A 100% interest in Chengdu Big Sky Network Technology Services Ltd., known as Chengdu Technology Services, which resells high speed broadband Internet service to companies in the section of Chengdu designated as a high technology park;
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

The following joint venture agreements have been completed. However, based on our experience with our Shekou and Chengdu joint ventures, access to capital markets and continuing delays in receiving governmental approvals, we have postponed the startup of these joint ventures:

    Big Sky Canada has a 50% interest in Deyang Guangshi Big Sky Ltd., known as the Deyang joint venture, a cooperative joint venture for a term of 20 years that will be established under the laws of the People's Republic of China.; and
    Chengdu Technology Services has a 50% interest in a as of yet un-named joint venture with the Chong Qing branch of Jitong Network Communications Co., known as the Chong Qing joint venture. The term of this joint venture is 13 years and has been established under the laws of the People's Republic of China.

The following figure sets forth our corporate structure.

China Broadband Corp. a Nevada corporation
100%
Big Sky Network Canada Ltd. a British Virgin Islands corporation
50%	50%	50%	100%
Shenzhen China Merchants Big Sky Network Ltd.(1), a Chinese limited liability corporation	Sichuan Huayu Big Sky Network Ltd.(2), a Chinese limited liability corporation	Deyang Guangshi Big Sky Ltd.(3), a Chinese limited liability corporation	Chengdu Big Sky Network Technology Services Ltd., a Chinese limited liability corporation
			50%
			Chong Qing Joint Venture(4)

(1) Big Sky Canada has a 50% interest in the joint venture and a profit interest of 60% from 2000 through 2004; 50% from 2005 through 2009; and 40% from 2010 through 2014.
(2) Big Sky Canada has a 50% interest in the joint venture and a profit interest of 65% from 2001 through 2007; 50% from 2008 through 2014; and 35% from 2015 through 2020.
(3) Big Sky Canada will have a 50% interest in the joint venture and a profit interest of 80% from 2001 through 2005; 60% from 2006 through 2010; 50% from 2011 to 2015 and 40% from 2015 through 2020. (subject to final government approval).
(4) Chengdu Technological Services will have a 50% interest in the joint venture and a profit interest of 59% from 2001 through 2007 and 35% from 2008 through 2013 (subject to final government approval).

Neither we nor any of our subsidiaries have been subject to any bankruptcy, receivership or similar proceedings.

Overview of Business Strategy

Foreign companies are not permitted to operate telecommunication businesses, own broadcast rights or hold Internet operating permits in China. We operate in two methods in China:

    We, through our subsidiaries, Big Sky Canada and Chengdu Technology Services, have entered into and continue to enter into joint ventures with Chinese government approved joint venture partners. Our joint venture partners are municipally or provincially owned broadband networks with access to fibre optic cable systems. Our Chinese partners provide Internet access services to and receive Internet access fees from their customers. Our joint ventures provide, install and maintain the equipment that our Chinese partners' customers require and receive installation fees and monthly maintenance fees from such customers. Through their broadband networks, our Chinese partners intend to provide Internet access that is more reliable and faster than Chinese subscribers can obtain through dial up access over currently existing telephone lines.
    We, through our wholly owned subsidiary, Chengdu Technology Services, assist our subscribers in the Chengdu High Tech Park with developing turnkey solutions to modify their existing computer systems so that they are Internet ready. As well, Chengdu Technology Services resells Internet access service purchased from authorized Internet providers. The subscribers are charged a monthly fee for these services. In addition, Chengdu Technology Services will provide technical services to affiliated joint ventures and third parties. Chengdu Technology Services will provide a range of value added services to companies, directly or through strategic alliances with an appropriate service provider.

China currently has an online population of approximately 33.7 million people, most using slow and expensive dial-up systems. However, China has more than 90 million cable TV subscribers. We feel that China's entry into the World Trade Organization and the government's commitment to expanding the use of the Internet, will support the demand for broadband Internet service growing more rapidly than dial up service.

Of the estimated 33.7 million Internet users, we believe that approximately 3.5 million are in Guangdong Province where our Shekou joint venture resides and 1.8 million are in Sichuan Province where our Chengdu joint venture resides. Our Shekou and Chengdu joint venture partners have 35,000 and 150,000 cable television subscribers, respectively, from which our joint ventures can draw subscribers for their Internet service base. Our near term expectations were to achieve a 5% to 10% penetration rate in our joint venture partners' subscriber base. As of March 25, 2002, our Shekou joint venture had 2,652 subscribers with 3,000 subscribers awaiting connection, representing an approximate 7.5% penetration rate for connected residential subscribers and an approximate 16% penetration rate if we are able to connect the 3,000 residential subscribers waiting to be connected. As well, our Chengdu joint venture had 578 subscribers with 230 subscribers awaiting connection. We believe that our Shekou joint venture has an advantage of being situated in a special economic zone where the per capita income is generally higher than areas outside of the special economic zones, where the economic conditions aregenerally more diversified. Subscriber growth in the Chengdu joint venture has been slower than anticipated because the joint venture partner has limited financial and staffing resources to meet its contractual commitments and we do not see this situation changing in the near future. The disappointing subscriber growth in the Chengdu joint venture has been partially offset by Internet access being offered to a major Western hotel in Chengdu. We cannot guarantee that the growth rate in the Shekou joint venture will be representative of future growth or that the Chengdu joint venture will be able to continue as a going concern.

In the future, when permitted under prevailing Chinese regulations, we expect to provide the following services should they be economically viable at that time:

  web hosting: servicing third-party web sites on our systems and providing web site design services allowing third parties to offer Internet web sites with a minimum investment in hardware and software;
  co-locating: housing and servicing third-party servers and hardware at our facilities;
  facilities-based data transport services: allowing clients to connect from remote locations to their network, through our facilities, without substantial investments in hardware and network systems;
  on-line education and third-party web site facilities: to deliver education to a broad range of students;
  on-line securities trading: to provide on-line trading services through authorized Chinese securities trading houses; and
  voice over Internet protocol (VOIP): to permit voice over Internet.

Growth Of Internet Usage In China

In 1999, China's population was approximately 1.26 billion with only 22.5 million Internet users which represents less than 2% of China's population. Given China's large population and the commitment of the Chinese government to the rapid development of the Internet in China, we believe that China represents enormous potential for Internet use in the long-term. In recent years, Internet use in China has grown rapidly. According to International Data Corporation's "Internet Environment in China, 2000" report of December 2000, the number of Internet users in China grew from approximately 2.4 million in 1998 to approximately 4.46 million in 1999, representing an annual growth rate of 85%. International Data Corporation projects that the number of Internet users in China will grow to approximately 36.83 million in 2003. According to a January 15, 2002 report by the China Internet Network Information Center survey, the number of Internet users had already reached 33.7 million; leading us to believe that Internet usage is growing at even a faster pace than predicted by International Data Corporation. These projected growth rates may not reflect the actual growth rates of Chengdu Technology Services or our joint ventures.

The China Internet Network Information Center's ninth survey entitled "Semi Annual Survey Report on Internet Development in China", issued on January 15, 2002, reported that there were 33.7 million Internet users in China and of these, 21.3 million users were using dial-up service. In the survey, only 25% of respondents indicated that their access speed was either "excellent" or "good" and 26.4% of the respondents were happy with the cost of access. We believe that the strategy that we and our Chinese partners have adopted under which Internet access is provided through broadband networks will allow us to address both of these impediments and will attract existing and new Internet users to use Chengdu Technology Services' and our joint ventures services. We also believe that China's interest in the Internet will grow during the next five years due to the active role the Chinese government is taking in promoting the development of the Internet.

In addition, according to the results of the "Semi Annual Survey Report on Internet Development in China", the Internet was utilized mainly by men (60% of respondents) with an average age ranging between 18-24 years old (36.2% of respondents). Of the respondents, 61.3% indicated that their main venue for Internet access was their home computer with 45.7% of respondents using their computer at work as their main access to the Internet. The largest number of respondents (25.3%) indicated their salary range to be between RMB 501 to 1,000 ($60-120) per month. 30.4% of respondents indicated that they had an education level of a Bachelor's degree.

The largest portion of respondents (40.9%) indicated that they spend less than RMB 50 ($6) on a monthly basis to access the Internet. An additional 31.4% indicated they spent RMB 51-100 ($6-12) per month on Internet access. Only 20% of respondents indicated that they spent RMB 101-200 ($12-24) per month on Internet access. Chengdu Technology Services and our joint ventures and joint venture partners currently charge a combined fee of between RMB 120 ($15) and RMB 180 ($22) per month depending on the service area. We believe that the access fees outlined in the survey are largely based upon dial up service (63%), and that these charges are calculated on the clients Internet usage. Based on this, we believe that Chengdu Technology Services and our joint venture's are competitively priced as we offer unlimited access, better access reliability and faster speed.

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

Chengdu Technology Services is targeting the businesses within the Chengdu High Tech Park of which there is currently 500 active and 7,000 registered businesses. We feel that Chengdu Technology Services has an advantage over other providers as it has agreed to provide the government of the High Tech Park with assistance in developing on-line software that businesses in the Chengdu High Tech Park will require in order to interact with the municipal government in all of their filing and reporting needs. Chengdu Technology Services will be the primary supplier of this software As well, Chengdu Technology Services is anticipated to provide a range of value added services to resident companies, directly or through strategic alliances with an appropriate service provider. In the future, Chengdu Technology Services will seek to expand to some of the other Chinese cities with development zones similar to Chengdu High Tech Park.

Shekou Joint Venture

Our first Chinese joint venture, the Shekou joint venture, was established in November 1999 in the Shekou Industrial Area within the Special Economic Zone of Shenzhen, a city in Guangdong Province separated from Hong Kong by a 2-mile strip of water. The Shenzhen Special Economic Zone was the first special economic zone established by China and was the site for China's first cellular telephone and first Internet dial-up access trials. The Shekou Industrial Area was established in 1979 and is administered by China Merchants Group of Hong Kong, one of China's oldest banking groups. Our Chinese partner in the Shekou joint venture is Shenzhen China Merchants Shekou Industrial Zone Ltd., an agency of the municipal government and a member of the China Merchants Group, which operates the Shekou Cable Television Station, otherwise known as Shekou CATV. According to Shekou CATV, it has one of the most advanced high-frequency cable networks in China with a bandwidth of 860MHz and two-way transmission capability. It has more than 35,000 residential subscribers and approximately 2,000 business subscribers.

Under the terms of the cooperative joint venture contract dated September 29, 1999, Big Sky Canada, our subsidiary, and China Merchants Shekou Industrial Zone Ltd. agreed to form a joint venture company, Shenzhen China Merchants Big Sky Network Ltd., under the law of the People's Republic of China on Cooperative Joint Ventures using Chinese-Foreign Investment. The establishment of our Shekou joint venture was approved by the Department of Foreign Trade and Economic Cooperation and the Municipal Government of Shenzhen, and a Business License confirming its establishment was issued by the State Administration of Industry and Commerce in November, 1999. The joint venture term is 15 years, extendable upon approval of both joint venture parties and the original approval authorities. The Shekou joint venture has been granted the exclusive right to provide equipment and technical services to our Chinese joint venture partner's subscribers to enable these subscribers to access the Internet.

We agreed to provide up to $3,000,000 in financing for the joint venture in the form of cash and equipment. We made an initial investment in the amount of $500,000 after China Merchants Shekou Industrial Zone Ltd. obtained a permit from the Posts and Telecommunications Administration Bureau of Guangdong Province to engage in the business of providing connections to international computer information networks. The permit is valid for five years until February 2005. As of March 25, 2002, we made capital and equipment contributions of approximately $2.95 million to the Shekou joint venture, thereby completing our capital commitment to the joint venture.

Under the terms of the cooperative joint venture contract, Shenzhen China Merchants Big Sky Network Ltd. is managed by a board of seven directors, of which we are entitled to appoint four during the first five years of the term of the joint venture and three for the remainder of the term. China Merchants Shekou Industrial Zone Ltd. is entitled to appoint three directors during the first five years of the term of the joint venture and four for the remainder of the term. China Merchants Shekou Industrial Zone Ltd. is entitled to appoint the chairman of the board and is entitled to appoint the vice chairman. The day to day operations of the joint venture is managed by a general manager who is appointed by the board of directors. The members of the Board of Directors are Matthew Heysel, Daming Yang, Qifeng Xue, Lu Wang, Guang Zhenghai, Tao Xin and Shen Wenjian. The General Manager of the joint venture is Qifeng Xue.

Under the terms of the cooperative joint venture contract, profits from the joint venture are shared as follows:

Period	China Merchants Shekou Industrial Zone Ltd. -- Profit Interest	Big Sky Canada Profit Interest
Years 1 - 5	40%	60%
Years 6 - 10	50%	50%
Years 11 - 15	60%	40%

The Shekou joint venture launched its services in June 2000 and, as of March 25, 2002, had 2,652 subscribers. The Shekou joint venture charges each subscriber a one-time installation fee of RMB 500 (US$60) and a monthly maintenance fee of between RMB 150 (US$18) and RMB 180 (US$22) per month.

Chengdu Joint Venture

We established the Chengdu joint venture in October 2000 with Chengdu Huayu Information Co. Ltd., the municipal broadband network company controlled by the Chengdu municipal government of Chengdu, the capital of Sichuan Province. Chengdu Huayu Information Co. Ltd. has developed an integrated broadband information network servicing more than 600,000 users.

Under the terms of the cooperative joint venture contract dated July 8, 2000, Big Sky Canada and Chengdu Huayu Information Co. Ltd. agreed to form a joint venture company, Sichuan Huayu Big Sky Network Ltd., under the laws of the People's Republic of China on Cooperative Joint Ventures using Chinese Foreign Investment. The establishment of our Chengdu joint venture was approved by the Department of Foreign Trade and Economic Cooperation and the Provincial Government of Sichuan, and a Business License confirming its establishment was issued by the State Administration of Industry and Commerce in October 2000. The joint venture term is 20 years, extendable upon approval of both joint venture parties and the original approval authorities. The Chengdu joint venture has been granted the exclusive right to provide equipment and technical services to our Chinese joint venture partner's subscribers to enable these subscribers to access the Internet.

We agreed to provide up to $5,500,000 in financing for the joint venture, in the form of cash and equipment. We made an initial investment in the amount of $500,000 after Chengdu Huayu Information Co. Ltd. obtained a permit in September, 2000, from the Posts and Telecommunications Administration Bureau of Sichuan Province to engage in the business of providing connections to international computer information networks. The permit is valid for five years until September 2005. As of March 25, 2002, we had made capital and equipment contributions of approximately $1.935 million to the Chengdu joint venture. Subscriber growth in the Chengdu joint venture has been slower than anticipated because the joint venture partner had limited financial and staffing resources to meet its contractual commitments during the quarter ended December 31, 2001 and this situation is continuing into the first quarter of 2002. During recent board meetings of the Chengdu joint venture, our joint venture partners acknowledged that their lack of commitment to the project had caused the joint venture to experience weaker than expected performance. We understand that the joint venture partner will be endeavoring to improve their commitment. While we have made every effort to ensure the sustainability of the joint venture without the support of the partner, we are not confident that the Chengdu joint venture can survive much beyond June 30, 2002 without further investment. We have substantially reduced the number of people and the scale of the operations of the joint venture to aid in its sustainability and, in addition, we are endeavoring to sell certain excess assets such as modems, vehicles, furniture, fixtures and equipment.

Under the terms of the cooperative joint venture contract, Sichuan Huayu Big Sky Network Ltd. is managed by a board of seven directors, of which we are entitled to appoint four during the first thirteen years of the term of the joint venture and three for the remainder of the term. Chengdu Huayu Information Co. Ltd. is entitled to appoint three directors during the first thirteen years of the term of the joint venture and four for the remainder of the term. Chengdu Huayu Information Co. Ltd. is entitled to appoint the chairman of the board and we are entitled to appoint the vice chairman. The day-to-day operations of the joint venture are managed by a general manager who is appointed by the board of directors. The Board of Directors are Yuanlin Wang, Matthew Heysel, Daming Yang, Wei Yang, Yongrong Gong, Xiancheng Hu and Xiaonan Xu. The General Manger of the joint venture is Xiaonan Xu.

Under the terms of the cooperative joint venture contract, profits from the joint venture are shared as follows:

Period	Chengdu Huayu Information Co. Ltd. Profit Interest	Big Sky Canada Profit Interest
Years 1-6	35%	65%
Years 7-14	50%	50%
Years 15-20	65%	35%

The Chengdu joint venture launched its services in October 2000 and, as of March 25, 2002, had 578 subscribers. The Chengdu joint venture charges each subscriber a one-time installation fee of RMB 500 (US$60) and a monthly maintenance fee of RMB 120 (US$15) per month.

We also entered into a strategic alliance on July 21, 2000 with Chengdu Huayu Information Co. Ltd. The agreement outlines Chengdu Huayu Information Co. Ltd.'s current efforts to build a province-wide cable network. We have partnered with them to assist their efforts in building this network. Chengdu Huayu Information Co. Ltd. is required to obtain all governmental approvals and operating permits, to obtain the legal rights to use and commercially operate the telecommunication backbones in Sichuan Province. We have committed to invest an undetermined amount of cash and equipment, to assist in developing an international strategic partnership, to assist in the market development and provide training to technical personnel. As of March 25, 2002, Chengdu Huayu has been unable to obtain governmental approvals and as such this alliance has not moved forward.

Deyang Joint Venture

We executed a cooperative joint venture contract for the establishment of the Deyang Joint Venture on November 25, 2000 with Deyang Guangshi Network Development Ltd., the municipal broadband network company controlled by the Deyang Municipal Government. Under the terms of the cooperative joint venture contract, Big Sky Canada and Deyang Guangshi Network Development Ltd. agreed to form a joint venture company, Deyang Guangshi Big Sky Ltd., under the law of the People's Republic of China on Cooperative Joint Ventures using Chinese Foreign Investments. Deyang Guangshi Big Sky Ltd. is to have a joint venture term of twenty years, extendable upon approval of both joint venture parties and the original approval authorities. The Deyang joint venture will be granted the exclusive right to provide equipment and technical services to our Chinese joint venture partner's subscribers to enable these subscribers to access the Internet.

We agreed to provide up to $4,500,000 in financing in the form of cash and equipment. Under the terms of the agreement, we are to make an initial investment in the amount of $1,000,000 after the establishment of the joint venture has been approved by the Department of Foreign Trade and Economic Cooperation and the Provincial Government of Sichuan Province, a business license confirming the establishment of the joint venture has been issued by the State Administration of Industry and Commerce, and after Deyang Guangshi Network Development Ltd. has obtained a permit from the Posts and Telecommunications Administration Bureau of Sichuan Province to engage in the business of providing connections to international computer information networks.

Under the terms of the cooperative joint venture contract, Deyang Guangshi Big Sky Ltd. will be managed by a board of seven directors, of which we will be entitled to appoint four during the first ten years of the term of the joint venture and three for the remainder of the term. Deyang Guangshi Network Development Ltd. will be entitled to appoint three directors during the first ten years of the term of the joint venture and four for the remainder of the term. Deyang Guangshi Network Development Ltd. will be entitled to appoint the chairman of the board and we will be entitled to appoint the vice chairman. The day-to-day operations of the joint venture will be managed by a general manager who will be appointed by the board of directors.

Under the terms of the cooperative joint venture contract, profits from the Deyang Joint Venture will be shared as follows:

Period	Deyang Guangshi Network Development Ltd. Profit Interest	Big Sky Canada Profit Interest
Years 1-5	20%	80%
Years 5-10	40%	60%
Years 10-15	50%	50%
Years 15-20	60%	40%

The current lack of government approvals and permits, we have decided to postpone startup of our Deyang joint venture preferring to invest and deploy our limited capital to service corporate subscribers in major centers such as Beijing, Shanghai and Chong Qing, upon completion of contracts with the cable operators in each location.

Chengdu Technology Services

Chengdu Big Sky Network Technology Services Ltd. was incorporated on June 20, 2001, as a Chinese limited liability corporation and is a wholly-owned subsidiary of Big Sky Canada.

Chengdu Technology Services, assists its subscribers with developing a turnkey solution to modify their existing computer systems so that they are Internet ready. As well, Chengdu Technology Services resells Internet access service purchased from authorized Internet providers. As well, Chengdu Technology Services has agreed to provide the government of the High Tech Park with assistance in developing on-line software that businesses in the Chengdu High Tech Park will require in order to interact with the municipal government in all of their filing and reporting needs. Chengdu Technology Services will be the primary supplier of this software. There are over 7000 registered companies including approximately 500 active companies currently located in Chengdu High Tech Park. Chengdu Technology Services will be exempt from import duties on capital equipment and receive tax holidays.In addition, Chengdu Technology Services will provide technical services to affiliated joint ventures and third parties. Chengdu Technology Services will provide a range of value added services to companies, directly or through strategic alliances with an appropriate service provider.

The board of directors of Chengdu Technology Services consists of Matthew Heysel, Daming Yang, Thomas Milne, Xiaonan Xu and Wei Yang. The General Manager of the Chengdu Technology Services is Iaoxing Chen.

In future, Chengdu Technology Services will seek to expand to some of the other Chinese cities with development zones similar to Chengdu High Tech Park.

The establishment of Chengdu Technology Services was approved by the Department of Foreign Trade and Economic Cooperation and the Provincial Government of Sichuan, and a Business License confirming its establishment was issued by the State Administration of Industry and Commerce in June 2001.

As of March 25, 2002, we had invested approximately $306,000 worth of equipment and working capital for the start up of Chengdu Technology Services. We intend to add equipment and working capital based on an analysis of the potential return on investment from such equipment or working capital. Additional investments will be made based upon the potential for a short term payback of such investment. Future growth is anticipated to be funded primarily by revenues from services.

As of March 25, 2002, Chengdu Technology Services had 34 corporate subscribers and approximately 170 corporate subscribers awaiting connection. We believe that in order to reach profitability, Chengdu Technology Services will have to obtain a minimum of 250 corporate subscribers.

Chong Qing Joint Venture

On June 20, 2001, Big Sky Canada and the Chong Qing Branch of Jitong Network Communications Co., Ltd. entered into a Letter of Intent. The Letter called for a two stage development of the broadband network with a total investment by us set at 80 million RMB (US$9.64 million).

On October 31, 2001, Chong Qing Branch of Jitong Network Communications Co., Ltd. and Chengdu Technology Services, a wholly owned subsidiary of Big Sky Canada, entered into a 12-year Joint Project Contract under which the parties will endeavor to build a broadband Internet network in the Chong Qing area and develop and test Voice Over Internet Protocol services for provision to subscribers pending regulatory approval to do such.

Under the terms of the Joint Project Contract, we will contribute 60 million RMB (US$7.2 million) during the first stage of the project.

The first stage is broken into two phases. In phase one, the Chong Qing joint venture will endeavor to connect 30,000 to 40,000 households prior to the end of April 2002 with an estimated investment of 16 million RMB (US$1.92 million). The Chong Qing joint venture's goal during phase one is to achieve a 15% to 20% market penetration rate of Jitong Network Communication's portion of the Chong Qing Metro fiber network. In phase two, we will invest up to 44 million RMB (US$5.28 million) and the Chong Qing joint venture has a connection target of 100,000 to 140,000 households. The market penetration rate should not be lower than the penetration rate achieved in phase one.

Jitong Network Communications will be responsible for:

    obtaining all necessary permits and approvals to operate the joint venture, the management and operation of the joint venture including the collection of monthly connection fees and charges, and provision of Internet connectivity to the subscribers.

We will be responsible for:

    financing including financial planning, reporting systems and monitoring the accounting, and providing technical expertise/training and assisting with equipment upgrading.

Under the terms of the Joint Project Contract, the Chong Qing joint venture will be managed by a Management Committee of five persons, of which we will be entitled to appoint three members during the first six years and two members for the last six years. Jitong Network Communications will be entitled to appoint two members during the first six years of the term of the joint venture and three for the remainder of the term. The day-to-day operations of the joint venture will be managed by a Working Group which will be designated by the Management Committee.

Under the terms of the cooperative joint venture contract, revenue from the Chong Qing joint venture will be shared as follows:

Period	Chong Qing Branch of Jitong Network Communications Co. Ltd.	Chengdu Technology Services Revenue Interest
Years 1-6	41%	59%
Years 7-12	65%	35%

As of March 25, 2002, the Chong Qing joint venture was still in the process of obtaining the necessary governmental approvals and permits. We have postponed the start up of Chong Qing joint venture until such time as approvals can be obtained and additional capital has been raised to fund our capital contribution. We can not assure you that the joint venture will be able to obtain the necessary approvals or that we will be able to obtain financing to make our capital contribution.

Proposed Joint Ventures

We have signed agreements with nine cable television stations in other parts of China to establish additional joint ventures. Described below are summaries of the initial agreements we have entered into as of March 25, 2002. We are also working towards signing agreements for the Beijing, Shanghai and Changsha areas. Having limited capital and human resources, we are focusing on the potential deployments of Internet connectivity we believe will provide the largest return and intend to pursue the other potential joint ventures in the future subject to the availability of additional financing, projected profitability and available human resources. Our management has also had discussions with a number of potential joint venture partners throughout China regarding additional joint venture opportunities. We continue to maintain our relationships with the potential joint venture partners in cities where Memorandums of Understanding and Letters of Intent have been signed. We believe that if we can raise approximately $2.2 million of additional capital modest deployments of Internet connectivity can be achieved.

On May 27, 1999, Big Sky Canada and Zhuhai Cable Television Station entered into an Agreement for the Establishment of a Cooperative Joint Venture. The Agreement calls for Zhuhai Cable Television to contribute its right of using data transmission channels on the cable network in exchange for an aggregate investment by us of $4,500,000 to $5,000,000 in capital. The first installment of $500,000 is payable within 15 days of obtaining approval for the joint venture from the Foreign Economic and Trade Commission. The term of the joint venture would be 15 years with Big Sky Canada receiving 60% of net income in years 1 to 4, 50% of net incomes in years 5 to 9 and 40% of net incomes in years 10 to 14.

On March 1, 2000, Big Sky Canada and Dalian Metropolitan Area Network Center entered into a Letter of Intent. The Letter calls for both parties to jointly develop Internet related business and broadband related business. The joint venture will be for a term of 20 years. Our investment, registered capital and the distribution of profits are to be negotiated prior to the final contract.

On September 15, 2000, Big Sky Canada and Jitong Network Communications Co., Ltd. entered into a Joint Development Agreement of City Wide Area High Speed Broadband and Data Transmission Services. The Agreement calls for both parties to jointly develop Internet related business and broadband related business. Our investment, registered capital and the distribution of profits are to be negotiated prior to the final contract.

On November 8, 2000, Big Sky Canada and Hunan Provincial Television and Broadcast Media Co. Ltd. entered into a Letter of Intent. The Letter calls for both parties to jointly develop Internet related business and broadband related business. The joint venture will be for a term of 20 years. Our investment, registered capital and the distribution of profits are to be negotiated prior to the final contract.

On March 8, 2001, Big Sky Canada and Changsha Guang Da Television Broadcasting Broadband Network Ltd. entered into a Preliminary Agreement to Form a Contractual Joint Venture. The Agreement calls for Changsha Guang Da Television to provide access to their data transmission channels on the cable network and exclusive access of their subscriber base to the proposed joint venture and Big Sky Canada would contribute a staged investment of $18,000,000 to the proposed joint venture. The term of the joint venture would be 18 years with Big Sky Canada receiving 65% of net income in years 1 to 6, 50% of net income in years 7 to 12 and 40% of net incomes in years 13 to 18. Changsha Guang Da Television currently has approximately 450,000 registered cable TV subscribers.

On June 1, 2001, Shanghai Min Hang Cable Television Center forwarded to Big Sky Canada an expression of interest in the two companies working together to form a joint venture.

On June 18, 2001, Big Sky Canada and Beijing Gehua TV Networks Co., Ltd. entered into a Memorandum of Understanding. The Memorandum contemplates that the parties jointly develop the broadband technology and to provide broadband network technology services, Internet date transmission and other network value-added services to the Beijing area. The initial stage of the project is to build a two-way test network to service not less than 10,000 cable subscribers.

On July 10, 2001, Big Sky Canada and Fujian Provincial Radio and TV Network Co. Ltd. entered into a Memorandum of Understanding to pursue negotiations to develop and build a broadband data transmission network jointly.

On October 15, 2001, Chengdu Technology Services and Jitong Network Communications Co. entered into a Memorandum of Understanding to discuss and consider the testing of a SOMA Networks Inc. system in China once both parties had had the opportunity to review data from unrelated ongoing tests of the SOMA Networks Inc. system.

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

    formulate and enforce industry policy, standards and regulations;
    grant licenses to provide telecommunications and Internet access services;
    formulate tariff and service charge policies for telecommunications and Internet access services;
    supervise the operations of telecommunications and Internet access service providers;
    maintain fair and orderly market competition among operators; and
    manage the day-to-day administration of the national telecommunications sector.

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

In February 1999, the State Council approved a restructuring plan for the telecommunications industry in China. According to the plan, the telecommunications operations of the China Telecom system controlled by the Ministry of Information Industry was to be separated along four business lines: fixed-line communications, mobile communications, paging and satellite communications services.

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

Internet service providers and Internet content providers must register their users with the Ministry of Public Security, and must block websites (including those maintained outside China) that the ministry identifies as publishing information damaging to public security. Periodically, the Ministry has stopped the distribution over the Internet of information that it believes to be socially destabilizing, or to violate Chinese laws and regulations. In addition, the State Secrets Bureau has recently issued regulations authorizing the blocking of any website it deems to be disclosing state secrets or failing to meet the relevant regulations regarding the protection of state secrets in the distribution of online information. Specifically, Internet companies in China with bulletin board systems, chat rooms or news services must apply for the approval of the State Secrets Bureau. As the implementing rules for the regulations have not been issued, details concerning how network service providers should comply with the regulations remain to be clarified.

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

In November 2001, China was admitted to membership in the WTO. China has begun the process of changing its laws and regulations to comply with its agreements under WTO. We do not expect the revision of China's laws will have an adverse effect on us, our joint ventures or our subsidiaries in China.

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

Basic telecommunication providers are those who provide:

    domestic long-distance and local telephone services through fixed networks;
    Internet protocol telephony; mobile network telephone and data services;
    satellite communications and mobile satellite communication services;
    Internet and other public data transmission services;
    leasing and sales of transmission capacity (which may be bandwidth, wavelengths or fiber optic capacity), fiber optic cable, pipelines and other network elements;
    network access, and outsourcing;
    international telecommunications infrastructure and services;
    wireless paging services; or
    resale of basic telecommunications services.

Value-added telecommunication providers are those who provide:

    web hosting and co-location;
    virtual private networks;
    e-mail;
    voice messaging;
    online information data base storage and retrieval;
    electronic data exchange;
    on-line data processing and transaction processing;
    value-added facsimile services;
    Internet access services;
    Internet information services; or
    video conference telephone services.

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
    have a feasibility study and technical network plan;
    possess the requisite funding and personnel to carry out operations;
    possess the requisite sites and other resources to carry out operations;
    have the reputation or ability to provide long-term services to customers; and
    meet other conditions imposed by the Chinese government.

Applicants for value-added telecommunication permits must:

    be duly established companies under Chinese law;
    possess the requisite funding and personnel to carry out operations;
    have the reputation or ability to provide long-term services to customers; and
    meet other conditions imposed by the Chinese government.

The regulations do not specify the criteria that will be used by regulatory authorities in awarding permits. We believe that services that Chengdu Technology Services and our Chinese joint venture partners intend to offer in the future will require permits from the Ministry of Information Industry. See "Overview of Business Strategy." We cannot assure you that such permits will be issued.

Foreign Investment In Telecommunications In China

Current regulations in China prohibit foreign investors and foreign-invested enterprises from investing in, operating or participating in the operation of telecommunications services in China without approval from the State Council. As discussed under "China's Entry into the WTO" below, this prohibition will be gradually lifted upon China's accession to the World Trade Organization, an event that was approved on November 10, 2001.

Starting approximately four years ago, numerous foreign investors and Unicom (one of China's largest telecommunications operators) began establishing investment structures commonly known as "Chinese-Chinese-Foreign" or "CCF" structures to provide wireless telecommunications services in China. We understand that in a typical project, the foreign investor and Unicom would first establish a joint venture authorized to provide management, consulting, technical and other services to telecommunications operators. The joint venture would then enter into a series of contracts with Unicom under which the joint venture would provide equipment, management expertise and technical services to Unicom relating to the construction and operation of a wireless telecommunications network. Typically, the foreign investor would install and own all or almost all of the network equipment, exercise extensive management rights over the operation of the network and receive various technical, consulting, management or service fees from Unicom. We also understand that these fees were typically based on the revenues or profits that Unicom obtained from the provision of wireless services to its customers using the telecommunication assets owned by the joint venture. These CCF structures were declared illegal by the Chinese Ministry of Information Industries on the basis that foreign investors were, in fact, operating wireless telecommunications services in China, an industry closed to foreign investment. The foreign parties to these joint ventures were required to sell their joint venture interests to Unicom, and to terminate their joint ventures

The provision of Internet access services is a telecommunications service that foreign investors and foreign-invested enterprises may not operate. However, it is our Chinese joint venture partners, and not our joint ventures, that provide such Internet access services. Our Chinese joint venture partners obtain permits from the Chinese telecommunications authorities authorizing them to engage in the business of providing connections to international computer information networks. Based on these permits, our Chinese joint venture partners provide Internet access services to their customers and receive Internet access fees from such customers. Our joint ventures do not provide Internet access services or operate or participate in the operation of any other telecommunications service. In addition, unlike the foreign investors in the dismantled Unicom CCF joint ventures, we do not have or exercise management control over the networks of our Chinese partners or receive any fees from them. Rather, our joint ventures provide equipment and installation and maintenance services to our Chinese partners' customers and receive installation and maintenance fees from such customers.

China's Entry Into WTO

In November 2001, China was admitted to membership in the World Trade Organization or "WTO". China has begun the process of changing its laws and regulations to comply with its agreement under WTO.

China's telecommunications regulatory framework could change dramatically now that China has been approved for entry into the WTO.

Under the terms of the WTO agreements, China will allow up to 30% foreign ownership in all value-added telecommunications services, including electronic mail, on-line information, database retrieval and data processing, immediately upon its entry into the WTO in the cities of Beijing, Shanghai, and Guangzhou. It will allow up to 49% foreign ownership within one year of the accession date, and up to 50% within two years of the accession date.

In addition, the agreements liberalize foreign equity ownership in domestic and international voice, circuit-switching and packet-switching data transmission services. The schedule states that foreign equity ownership will be allowed up to 25% within three years of China's accession to WTO, up to 35% within five years of the accession date, and up to 49% within six years of the accession date.

Foreign investment will be allowed in China's mobile voice sector at 25% upon China's accession, 35% after one year and 49% after three years. China would also permit foreign firms to rent data transmission capacity from Chinese companies for resale inside and outside China.

The State Council is expected to promulgate new regulations that will provide clarification on the exact scope of the telecommunications services to be opened for foreign investment. Until the new regulations are enacted, we cannot be sure what the regulatory or competitive environment will be.

Transactions With SoftNet

We formed Big Sky Canada for the purposes of deploying cable-based broadband related services in China. SoftNet Systems, Inc., a Delaware corporation, publicly traded on the NASDAQ (SOFN), acquired a 50% interest in Big Sky Canada for an aggregate purchase price of $2,500,000. The proceeds of the sale were used for working capital and to fund the Shekou joint venture.

In the third quarter of 2000, SoftNet informed us that they intended to divest certain businesses, including their China Internet investments. We negotiated to acquire SoftNet's interest in Big Sky Canada, our operating subsidiary, in order to obtain 100% control of our business and to remove uncertainty related to SoftNet's divestment of its interest in Big Sky Canada. On September 29, 2000, we paid SoftNet the following consideration for its 50% interest in Big Sky Canada:

    $2,500,000 in cash;
    a promissory note in the principal amount of $1,700,000, due September 29, 2001, with interest payable at maturity at the rate of 8% per annum;
    forgiveness of debt owed, if any, as at the closing date of the transaction. No debt was owed as of the closing date; and
    1,133,000 shares of our common stock at a deemed value of $7.50 per share.

As a result of the acquisition, we own all of Big Sky Canada, our operating subsidiary.

At the time of the above transaction, SoftNet was at arm's length to us.

On July 27, 2001, China Broadband Corp. and Canaccord International Ltd. completed a promissory note cancellation transaction, under which the $1,700,000 Promissory Note we issued to SoftNet was surrendered for cancellation by Canaccord International Ltd. for the following consideration:

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

Sales And Marketing

Joint Ventures

Exclusive Franchise - We seek to enter into exclusive arrangements with Chinese cable network operators in cities where competing Internet companies have not deployed similar services. Provincial capital cities are our initial target but we do not intend to restrict our marketing efforts solely to such cities. By offering to provide the improved equipment and technical services to the customers of the broadband network operators, we enhance their ability to provide competitive Internet access services.

Residential - After installing and testing equipment, our joint venture sales force concentrates their sales efforts on the multiple unit residential buildings in the area. Installation is readily available, as many buildings have cable lines already in place. Our Chinese joint venture partners also provide free Internet access to one or more schools in a target area. Students recognize the value of high speed, reliable service, which we expect will be used to persuade parents to subscribe.

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

Chengdu Technology Services

Chengdu Technology Services provides software to permit tenants of the Chengdu High Tech Park to interact with the municipal government on line. There are over 7,000 registered companies in the Chengdu High Tech Park. Corporations resident in the Chengdu High Tech Park will be required to interact with the municipal authorities using a form of e-government software provided by Chengdu Technology Services. In addition, Chengdu Technology Services will provide technical services to affiliated joint ventures and third parties. Chengdu Technology Services is anticipated to provide a range of value added services to companies, directly or through strategic alliances with an appropriate service provider.

Procurement Contracts

We entered into a Purchase and License Agreement dated September 28, 2000, as amended January 19, 2001, with Nortel Networks Limited. Under the terms of the Purchase and License Agreement, we received special/fixed pricing to purchase up to $250,000,000 in services and products from Nortel Networks. The services and equipment are anticipated to be used in connection with Chengdu Technology Services and our joint ventures in China.

As of March 25, 2002, we have purchased approximately $350,000 in services and products from Nortel Networks under the agreement.

Research And Development

We do not invest in proprietary technology or research and development. Instead, we intend to use technologies that are available from third-party vendors and the technologies developed by Chengdu Technology Services and our joint venture partners and affiliated entities.

Chengdu Technology Services and our joint ventures will rely on the technologies and systems of broadband network operators as the foundation to provide equipment and services to users of the Internet access services that the network operators will provide. These broadband network operators generally use technologies that are comparable to those used in most Western cities. Our contribution to the joint ventures includes the acquisition and installation of routers, switches, head-end equipment and modems that we plan to acquire from third-party providers. We do not anticipate that we will be required to conduct any material research and development to provide equipment or technologies required to convert broadband network operators to Internet-capable facilities.

Our implementation strategy for Chengdu Technology Services and each joint venture includes providing an assessment of each facility, using contractors, employees and third-party providers to design required upgrades, supply technicians and to, install equipment which will permit high-speed Internet access.

We do not depend on any one equipment supplier, although negotiations with suppliers may lead to exclusivity agreements if significant benefits accrue to us from entering into such agreements.

Competition

We believe the Chinese demand for broadband Internet service will increasingly attract foreign investors' attention. China is expected to further liberalize its rules on foreign investment, ownership of telecommunications facilities and Internet access now that it has been approved for admission to WTO; serving to increase the competitive arena for broadband Internet access. We expect that by entering into exclusive franchises in selected provincial capitals and other key cities, we will be well positioned to partner with other companies on competitive terms to grow the Chinese broadband Internet market and the market for our current and other value-added services.

Chengdu Technology Services and our joint ventures are structured and operate in a manner which complies with Chinese law and which has been approved by government authorities in China. We believe this may create a competitive advantage for us over other companies seeking to provide Internet-related services using other business structures and related services.

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

We believe that Chengdu Technology Services and our Chinese partners will be able to secure a commercially profitable portion of the Internet service market due to the enhanced connection speeds and higher service reliability of their broadband networks. We believe our joint ventures' exclusive right to supply our partners' customers with equipment and services will create a strong competitive position in those markets where we choose to compete.

Currently, we and our Chinese partners must compete against companies that offer other methods of Internet access, such as digital subscriber lines (DSL), Integrated Services Digital Network (ISDN) and T1 connections. We believe that Chengdu Technology Services and our Chinese partners have an advantage over companies deploying these other methods of transmission. ISDN is typically two to three times more expensive than either DSL or cable alternatives and does not offer the speed that DSL or cable does. T1 connections, which are basically large DSL connections, are generally cost prohibitive to individuals and are typically used by businesses that require the capability to have multiple users accessing large quantities of information at the same time. DSL and cable access are generally comparable in cost, however, cable offers a higher bandwidth which allows a greater amount of information to be downloaded in a similar period of time. Also, due to cable's higher bandwidth, a wider arena of accessibility to streaming video, video-conferencing and other dense transmissions is available to the end-user.

Dial-up Providers

We believe our primary competitors, at present, are Chinese telecommunications companies, which currently mainly provide dial-up Internet access. The Chinese telecommunications companies have exclusive right to offer Internet service. Relative to the Chinese telecommunications companies, we believe Chengdu Technology Services and our joint ventures can differentiate their services from typical dial-up Internet services due to the advantages in speed of service and access reliability made possible through fibre optic cable access to the Internet.

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

Chengdu Technology Services and our joint venture partners purchase bandwidth capacity from the major telecom companies. The contracted costs for bandwidth have decreased significantly since commencement of operations due to excess capacity in China. However, the major telephone companies, with established fiber optic networks, will always be able to compete with us on price and availability of bandwidth. Our initial cost in 2000 was approximately $10,000 per megabit per month. Broadband capacity costs continue to decline, we are currently paying approximately $820 per megabit per month. While our cost structure is improving, China has also mandated lower telephone toll charges, serving to reduce the cost of dial up Internet access.

Chinese telephone companies also offer DSL capabilities in a limited number of markets. DSL in China relies on standard telephone lines to connect users to the Internet. While China is upgrading much of its infrastructure, the cost of DSL service limits its use to businesses that must have Internet access.

Broadband Access

While a number of entities, such as the investment companies CITIC-Taifu, Juyou and Galaxy Tech, have publicly stated that they have established cooperative joint venture agreements with CATV stations in China, we have not encountered any direct competition in the Shekou or Chengdu areas where Chengdu Technology Services and our joint ventures and our Chinese joint venture partners are currently active.

In addition, Greatwall Broadband has advertised a competing Internet service in Chengdu. However, we have no knowledge of their business operations, pricing, service offering or competitive position.

In Shanghai, the Shanghai Cable Network Co. is offering broadband Internet access through its fibre optic cable network. In a China Online report on February 8, 2000, Shanghai Cable had predicted that the number of cable TV subscribers would grow to 3.1 million by the end of 2000 and that 1 million of these subscribers would be utilizing broadband Internet access. Shanghai Cable has not publicly confirmed whether or not these projections have been met. We believe that the size of the Shanghai market can accommodate more than one provider of broadband Internet access.

Wireless Access

Various forms of wireless Internet access has also been discussed in the media. To date, we have not observed market acceptance in our areas of interest. We feel that wireless Internet access will be utilized primarily for e-mail and messaging services. We maintain a watch for changing technologies which would result in greater wireless Internet access availability, with a view to licensing such technology in China. China maintains tight controls over access to wireless frequencies. We will partner with authorized spectrum providers to offer wireless Internet when circumstances warrant. For these reasons, we don't believe that wireless access currently poses any competition.

Intellectual Property

Our success is dependent upon our ability to protect our intellectual property rights. We rely principally on a combination of copyright, trademarks, trade secret non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We are in the process of trademarking the name "China Broadband" with the United States Patent and Trademark Office.

As part of our confidentiality and operating procedures, we generally enter into non-disclosure and confidentiality agreements with each of our key employees and consultants and limit access to and distribution of our core technology, documentation and other proprietary information.

Policing the unauthorized use of our technology is difficult. We will use all viable and cost-permissive methods for defending and prosecuting any suspected violators of our technology.

Employees And Consultants

Each joint venture engages local staff as required to manage its business, market the product and install the Internet equipment and provide the supporting service. We do not employ the joint venture employees. We anticipate that Big Sky Canada will hire additional employees in sales, marketing, and administration on an as-needed basis over the next fiscal year. Set forth below are the numbers of employees and consultants currently engaged by us and our joint ventures:

	Number of Employees
	Management	Sales	Technical	Administrative
Shekou joint venture	2	11	3	5
Chengdu joint venture	1	1	3	2
Chengdu Technology Services	2	5	4	3
Big Sky Canada	5	0	0	0
China Broadband Corp.	2	0	0	5

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

Risks Relating To Our Business

We are unable to predict what effect, if any, China's admittance into the World Trade Organization, will have on our business.

On November 10, 2001, the World Trade Organization voted in favour of admitting the Peoples Republic of China into the WTO. WTO membership is expected to ease restrictions on foreign investment, movement of capital and generally reduce the uncertainties of doing business in China. However, at this time, we cannot predict what effects China's entry into the WTO will have upon our business.

Our lack of an operating history makes it difficult for you to evaluate our business and prospects.

We are a development stage company, which means that we are in the process of developing our business and have not established all of the systems and infrastructure necessary to implement our business plan. We began our current business activities in April 2000. We have a limited operating history, no history of revenues and a history of losses. Because our operating history is limited, we cannot determine if aspects of our business strategy will be commercially viable in China, including:

    the willingness of subscribers to subscribe to our services at our subscription rates, the viability of cable television subscribers as a target market for our services;
    the accuracy of estimates related to our working capital requirements;
    the accuracy of estimates related to our capital investment requirements;
    estimates related to the revenues we will earn from our operations; and
    other economic aspects of conducting business in China.

In addition, our senior management, consultants and employees have worked together only a short period of time and we have only recently established the joint ventures and Chengdu Technology Services through which we intend to conduct our business in China. Our limited operating history makes it difficult for you to evaluate our business and ability to effectively compete in the new and rapidly evolving market for Internet related services in China.

We have incurred net losses since inception and anticipate that losses will continue.

We have incurred losses since inception and had an accumulated deficit of $3,597,180 at December 31, 2000 and $17,671,845 at December 31, 2001. We anticipate that we will continue to incur net losses due to a high level of planned operating and capital expenditures, increased sales and marketing costs, additional personnel requirements and our general growth objectives. We anticipate that our net losses will increase in the near future as we implement our business strategy and commercialize our services. Our ability to earn a profit will depend on the commercial acceptance and profitability of our services, which has not yet been achieved. We may never achieve profitability. As part of our December 31, 2001 review of financial results, we performed an assessment of the carrying value of the assets recorded from the 2000 acquisition of BSN and also a review of our direct investments in the Shekou and Chengdu joint ventures.

The assessment was performed in accordance with SFAS #121 - Accounting for the Impairment or Disposal of Long Lived Assets, due to the recent significant economic slowdown in the technology sector, which has negatively impacted company stock market valuations and our outlook on expected future growth rates as compared to those growth rate assumptions at the time we invested. We concluded from our review that the decline in valuations and expected growth rates within our industry was more than a temporary condition. Based on this assessment, we recorded a $7,549,111 write-down of our intangible assets and $679,512 write-down of our investment in Chengdu at December 31, 2001 by the amount that the carrying value of these assets exceeded their fair value. See Note 6 to the Consolidated Financial Statements.

Fair value was determined by using our business plan model to determine future discounted cash flows for 2, 15 and 20 years. The assumptions supporting estimated future cash flows (growth rates, expenses and discount rate) were based on management's best estimates. Management considered the declining equity market valuations for Internet and telecommunications subscribers compared to two years ago and the scarce or non-existent vendor financing and new equity capital for companies operating in perceived high risk markets like China. Although long term undiscounted and discounted cash flow projections show a reasonable cash flow potential, near term results are unlikely to be positive, while growth capital cannot be accessed.

We may be unable to continue as a going concern.

In light of the risks described in this section and other factors, our management has expressed doubt as to our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from our operations or to raise additional capital through debt or equity financings to meet our working capital and joint venture capital contribution obligations. At December 31, 2001, we had working capital of approximately $700,000. We estimate that we will be required to raise approximately $2.2 million in additional capital during 2002 to meet our capital requirements to continue as a going concern through to December 31, 2002. If we do not raise this capital, we will be unable to grow the business and may be unable to continue as a going concern; you may lose your entire investment.

We will need additional capital to fund our operations.

Based on our plan of operation, we estimate we may require an additional $2.2 million in financing during 2002 to meet our capital requirements through December 2002, which is anticipated to vary depending on the number of joint ventures we establish in China. Our capital requirements are difficult to plan in light of our current obligations to the Chengdu joint venture, Chengdu Technology Services and the Chong Qing and Deyang joint ventures, which have been delayed, and our intent to enter into new joint ventures on similar terms. Currently, the Chengdu joint venture and the Deyang joint venture obligate us to make additional capital expenditures of $3.9 million and $4.5 million, respectively, over the next three years. In addition, we will require additional capital to fund the establishment of new joint ventures, the expansion of services provided by our joint ventures and our business development and marketing activities. We have signed letters of intent with nine potential joint venture partners on similar terms. We anticipate that we can enter into final joint venture agreements with Changsha Guang Da in the second quarter of 2002 and we anticipate final joint venture agreements with Beijing Gehua, Chongqing and Shanghai Min Hang can be in place in the second quarter of 2002. We anticipate that each new joint venture will require us to make an initial capital contribution of at least $500,000.

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

Current Chinese regulations prohibit foreign-invested entities from operating or participating in the operation of telecommunications services in China without the approval of China's State Council. Foreign-invested entities have attempted to operate or participate in the operation of telecommunication services in China without State Council approval, but the Chinese government has required a significant number of them to be restructured or terminated. Our joint ventures in China provide equipment and technical services that help support the activities of licensed Chinese operators and do not operate or participate in the operation of telecommunication services in China. However, if the relevant authorities take the view that our joint ventures operate or participate in the operation of telecommunications services in China, they could require us to restructure or terminate our joint ventures. Such an action would have a material adverse effect on the way we conduct our business in China. Concurrent with China's entry into WTO, we expect some of these restrictions to be clarified, reduced or eliminated.

The success of our joint ventures is dependent on our Chinese joint venture partners who may have interests different from our interests.

Establishing and maintaining good relationships with our Chinese joint venture partners is critical to the ability of our joint ventures to generate sufficient revenues to achieve commercial success, but we may have conflicts of interests with them.

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

If we are unable to maintain good relationships with our Chinese joint venture partners or if we are unable to resolve conflicts with them in a mutually acceptable manner, our ability to operate our joint ventures and our business profitably will be materially adversely affected. Our wholly owned subsidiaries are not subject to this risk factor as there are no Chinese partners involved.

We will be unable to offer our services if our joint venture partners are unable to obtain the necessary permits for provision of Internet access.

Our Chinese joint venture partners must obtain and maintain Internet operating permits to offer Internet services and must lease bandwidth from China Telecom or another international gateway to provide subscribers with access to the Internet. Our Chinese joint venture partners in the Shekou and Chengdu joint ventures, received permits to engage in the business of providing connections to international computer information networks from the Posts and Telecommunications Administration Bureau of Guangdong Province and Sichuan Province, respectively. The permits are valid for five years. Regulatory requirements may change and Internet operating permits may not continue to be available to our Chinese partners, which could adversely affect our ability to operate in China. In addition, China Telecom or another international gateway may compete with us in certain markets and may not lease bandwidth to our Chinese joint venture partners in those areas on acceptable terms or at all, which could prevent those joint ventures from operating.

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

Our business strategy is to grow through Chengdu Technology Services and entering into joint venture relationships throughout China. We have entered into the Shekou and Chengdu joint ventures and anticipate that the joint ventures with Deyang, Changsha, Beijing Gehua, Chong Qing and Shanghai Min Hang will receive governmental approval during 2002. In addition, we may enter into other joint ventures in geographically dispersed locations throughout China. The expansion of our organization could place a significant strain on our ability to deliver quality support services to our customers. Specifically, the following factors may affect our ability to manage our growth:

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

Chengdu Technology Services and our joint ventures might not become profitable enough to distribute dividends that we can use for our cash requirements.

Chengdu Technology Services and our joint ventures may never become profitable. If they are not profitable, or we do not receive distributions from them, we may be unable to meet our financial obligations or to continue as a going business concern.

At December 31, 2001, our joint ventures and Chengdu Technology Services generated only nominal revenues from their operations At March 25, 2002, the Shekou joint venture had 2,652 subscribers, Chengdu Technology Services had 34 corporate subscribers and the Chengdu joint venture had 578 subscribers. The operating cash break even point for the joint ventures in Shekou and Chengdu is estimated by management to be the equivalent of 7,000 to 7,500 combined subscribers on an annualized basis at present pricing structures. The operating cash break even point for Chengdu Technology Services is estimated by management to be the equivalent of 1,500 residential subscribers on an annualized basis at present pricing structures. We do not anticipate that we will receive any distribution from Chengdu Technology Services or our joint ventures until they are profitable. In addition, if they incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

Chinese legal restrictions affect Chengdu Technology Services and our joint ventures' ability to distribute dividends to us.

We will rely on dividends and other distributions paid by Chengdu Technology Services and our Chinese joint ventures for our cash requirements, including the funds necessary to service any debt we may incur. Chinese legal restrictions permit payment of dividends by a Sino-foreign joint venture only out of its net income, if any, determined in accordance with Chinese accounting standards and regulations. Under Chinese law, a Sino-foreign joint venture will also be required to set aside a portion of its net income each year to fund certain reserve funds. These reserves are not distributable as cash dividends.

Risks Relating To Our Markets

Our success will depend on public acceptance of Internet services in China, which remains unproven.

If there is a lack of acceptance or slow growth of the Internet in China, the number of subscribers to our service and our revenues could be adversely affected.

The market for Internet services in China has only recently begun to develop. Only a small percentage of the population in China has Internet access. See "Growth of Internet Usage in China". Our future results of operations will depend substantially upon the increased use of the Internet in China. Businesses and consumers in China may be deterred from purchasing Internet-related services for the following reasons:

  inconsistent quality of service;
  lack of availability of cost-effective service; and
  a lack of tools to simplify Internet access and use in China.

Chengdu Technology Services and our Chinese partners face intense competition which could adversely affect their ability to penetrate the market for Internet-related services in China.

The market for Internet access and Internet-related services in China is intensely competitive and the Internet industry is constantly evolving. Some of the competitors of Chengdu Technology Services and our Chinese joint venture partners are major Chinese telecommunications operators, such as China Telecom, Jitong and Unicom.

These competitors may have advantages over our Chinese partners, including:

  substantially greater financial and technical resources, which may allow them to expand their operations more quickly, offer a broader range of services and offer services at more competitive prices;
  more extensive and well developed marketing and sales networks, which may allow them to grow their subscriber bases more quickly and efficiently;
  greater brand recognition, which may influence a subscriber's purchase decision;
  larger subscriber bases, which may provide economies of scale and operating efficiencies not available to us or our Chinese joint ventures partners;
  longer operating histories; and
  more established relationships with government officials, joint venture partners, equipment specialists and/or other strategic partners.

We, or our Chinese partners, may be unable to successfully compete with these established competitors, which may adversely affect their ability to gain market share and operate profitably.

Our growth depends on the establishment of an adequate telecommunications infrastructure by the Chinese government.

The Internet infrastructure in China may be unable to support the demands associated with continued growth. Access to the Internet is made primarily through Internet backbones of separate national interconnecting networks that connect through several international gateways. The Internet backbones and international gateways are owned and operated by Chinese government-controlled enterprises, and are the only channels through which the domestic Chinese Internet network can connect to the international Internet network. As a result, we will continue to depend on the Chinese government and state-owned enterprises to establish and maintain a reliable Internet and telecommunications infrastructure through which our joint ventures' customers can access the Internet.

If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government and state-owned enterprises, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to freely convert Renminbi into foreign currency, which could limit the ability of Chengdu Technology Services and our joint ventures in China to obtain sufficient foreign exchange to satisfy their foreign exchange requirements or to pay dividends to us.

Chengdu Technology Services and our joint ventures may not be able to obtain sufficient foreign exchange to satisfy their foreign exchange requirements or pay dividends to us. Substantially all of our revenues and operating expenses are denominated in Renminbi while a portion of our capital expenditures are denominated in US dollars.

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

We are a Nevada corporation and subject to the laws of the United States. Our principal business is conducted through joint ventures and wholly-owned subsidiaries in China and our business is directly affected by political and economic conditions in China. Our business may be adversely affected by the diplomatic and political relationships between the U.S. and China and by the Chinese public perception of U.S. companies. These influences may adversely affect Chinese government and public opinion of U.S. corporations conducting business in China and may affect our joint venture partners' ability to obtain regulatory approval to operate in China or affect their ability to market services to customers. In addition, boycotts, protests, governmental sanctions and other actions that affect the ability of our joint venture partners to offer services in China could adversely affect our ability to operate profitably in China.

Risks Relating To Changing Internet Technologies

The market for Internet-related services is characterized by rapid technological changes, and our technologies may not be popular or may become obsolete.

If the technologies or standards applicable to the services offered by Chengdu Technology Services and our joint ventures becomes obsolete or fails to gain widespread consumer acceptance, Chengdu Technology Services and our joint ventures may be unable to obtain a sufficient number of subscribers to operate profitably. The Internet services industry is characterized by rapid technological advances, evolving industry standards, changes in user requirements and frequent new service introductions and enhancements. For example, a number of broadband technologies, such as asymmetrical digital subscriber line services, have demonstrated competing technological advantages against broadband Internet access service and may become more popular with subscribers in the future. The introduction of new products or services or the emergence of new technologies may allow competitors to provide Internet access to subscribers at a lower cost, higher speed or with greater reliability than Chengdu Technology Services or our joint ventures are able to provide. Our joint ventures have invested substantial capital for equipment and technology to enable Internet access and may not be able to recover these investments if technological changes render this equipment or technology obsolete. We cannot predict the likelihood of these changes and we cannot assure you that any technological changes will not materially adversely affect our ability to compete.

Other Risks

Our shareholders may not be able to enforce U.S. civil liabilities claims in the British Virgin Islands and China.

Our assets are located outside the United States and are held through wholly-owned subsidiaries incorporated under the laws of the British Virgin Islands and China and through joint ventures established in China. Our current operations are conducted in China. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of the British Virgin Islands or China would recognize or enforce judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the British Virgin Islands or China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "a penny stock". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTCBB, and the price of our shares ranged from $0.20 (low) to $10.00 (high) during the period from September 25, 2000 to March 25, 2002. The closing price of our shares on March 25, 2002 was $0.36. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

ITEM 2. PROPERTIES.

Big Sky Network Canada Ltd., our principal business office, is located at 1002, Building C, Huiyuan Apartment, Asia Game Village, Beijing, China, 100101.

Our administrative branch office for North American investor relations and U.S. regulatory reporting facilities are located in Calgary, Alberta, Canada and consist of approximately 4,000 square feet of office space held under a lease that expires on June 31, 2005, subject to certain early termination provisions after one year. We currently sublease 2,500 square feet of this space to an unrelated third party. This space is located at 1980, 440-2 Avenue SW., Calgary, Alberta, Canada, T2P 5E9.

Chengdu Big Sky Network Technical Services Ltd. has an office located at the 3rd Floor, Gaofa Building, Chengdu Hi-Tech Industrial Development Zone, Chengdu, Sichuan Province, China.

Our joint ventures maintain offices located at Room 808, Zhaoshang Building, Shaoshang Road, 518067 Shekou, Shenzhen, Guangdong, China, and Zongnan Residential Area, Tai D4, Shenglong Street, Consulate Road, Chengdu, Sichuan 610041 Chengdu, Sichuan Province, China.

ITEM 3. LEGAL PROCEEDINGS.

On April 18, 2001, we were served with a Statement of Claim which was filed on March 29, 2001, in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0101-07232), naming China Broadband Corp. and Matthew Heysel as defendants. The Orbiter Fund Ltd., The Viator Fund Ltd., Lancer Offshore Inc. and Lancer Partners Limited Partnership (collectively, the "Plaintiffs") allege that Mr. Heysel made certain misrepresentations to the Plaintiffs in connection with the Plaintiffs' purchase of 866,667 shares of China Broadband Corp.'s common stock at $7.50 per share and 500,000 shares of China Broadband Corp.'s common stock purchased at $1.00 per share by Michael Lauer, Martin Garvey and Eric Hauser, persons affiliated with the Plaintiffs at the time of the transaction. The Plaintiffs were seeking, among other things, damages in the amount of $7,000,000, an accounting of profits and a preservation order preserving the funds obtained from the Plaintiffs.

On June 29, 2001, we entered into an Indemnity Agreement with Matthew Heysel. Under this agreement, we indemnified Mr. Heysel, our Chairman and Chief Executive Officer, against any and all damages, costs, liabilities, charges and expenses arising from the claim made against us and Mr. Heysel.

On October 19, 2001, after Examinations for Discovery of two of our corporate officers, the Plaintiffs filed a Discontinuance of Action with the Alberta Court, which evidences the termination and cessation of the proceedings in the Action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

The annual meeting of Shareholders was held on June 29, 2001 at which the following items were voted upon:
Item	For	Against	Abstain	Non-Vote
1) Election of members of the Board of Directors
Ian Aaron	10,738,066	250,000	--	--
John Brooks	10,738,066	250,000	--	--
Matthew Heysel	10,737,966	250,100	--	--
Richard Hurwitz	10,738,066	250,000	--	--
Thomas Milne	10,738,066	250,000	--	--
Daming Yang	10,738,066	250,000	--	--
2) Approve the appointment of Deloitte & Touche LLP	10,988,066	0	--	--
3) Approval and adoption of the China Broadband Corp. 2000 Stock Option Plan	10,367,628	250,200	10,100	360,138

PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock, par value $.001 per share is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board ("NASD-OTC-BB"), under the symbol "CBBD".

2000	High	Low
Third Quarter (September 25 through September 30, 2000)	$10.00	$7.00
Fourth Quarter	$9.50	$4.19
2001
First Quarter	$6.50	$3.06
Second Quarter	$3.75	$0.91
Third Quarter	$1.20	$0.40
Fourth Quarter	$0.82	$0.30
2002
First Quarter (January 1 through March 25, 2002)	$0.50	$0.20

Quotations commenced on the NASD-OTC-BB on September 25, 2000. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The price of our common stock on the NASD-OTC-BB on December 29, 2000 was $7.00, $0.50 on December 31, 2001 and $0.36 on March 25, 2002.

We have never paid dividends on our common shares. We do not anticipate paying any dividends in the foreseeable future.

As of March 25, 2002 we had approximately 79 shareholders of record.

Recent Sales Of Unregistered Securities

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

On April 14, 2000, China Broadband Corp. issued 13,500,000 shares of common stock for all of the issued and outstanding stock of China Broadband (BVI) Corp. to 18 shareholders of China Broadband (BVI) Corp., including Matthew Heysel, our Chief Executive Officer, Daming Yang, our President, Wei Yang, Kai Yang, Qifeng Xue, Donghe Xue, Lu Wang, Wallace Nesbitt, Western Capital, Pamela Hallisey, R. Scott Hutcheson, David Beatty, Fevzi Ogelman, Malcolm Albery, Lombard Odier & Cie, 850015 Alberta Ltd., 728871 Alberta Ltd. and 588063 Alberta Ltd. No offer or sale was made by any form of general solicitation or general advertising. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

On April 14, 2000, China Broadband Corp. issued 500,000 shares to accredited investors at $0.20 per share for gross proceeds of $100,000. No offer or sale was made by any form of general solicitation or general advertising. These securities were issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933 to the following Non-U.S. persons outside the United States: Precise Details, Inc., a company beneficially owned by Thomas Milne, our Chief Financial Officer, Patrimer Investments Inc., Lobsinger Management Inc., Julie Poznanski, Carmen Kwan and Lombard Odier & Cie. We issued 50,000 shares to Richard M. Hurwitz, a former director, in a private placement, pursuant to Section 4(2) of the Securities Act of 1933.

On April 14, 2000, China Broadband Corp. granted options to officers, directors and consultants to China Broadband Corp. exercisable to acquire a total of 4,175,000 at $1.00 per share. The options were granted to the following officers, directors and consultants:

Name	# Of Options	Name	# Of Options
Michael Lobsinger[1]	800,000	Qifeng Xue[1]	100,000
Danai Suksiri[2]	500,000	Donghe Xue[1]	100,000
Matthew Heysel[1]	500,000	Lu Wang[1]	100,000
Daming Yang[1]	500,000	WRW Investments Ltd. [1]	250,000
Wei Yang[1]	500,000	Ken Barnes[1]	50,000
Ian Aaron[2]	100,000	Jodi Larmour[1]	50,000
Bing Ho1	100,000	Rob Phare[1]	25,000
Bernie Poznanski[1]	100,000	Larry Timluck[1]	25,000
Richard Hurwitz[2]	100,000	Michael Morrison[2]	25,000
Thomas Milne[1]	100,000	Xinhua Duang[1]	25,000
Kai Yang[1]	100,000	Greg Bawdon[2]	25,000

These securities were issued to 1) non U.S. persons outside the United States and 2) to U.S. persons pursuant to exemptions from registration available under Regulation S and under Section 4(2) of the Securities Act of 1933. No offer or sale was made by any form of general solicitation or general advertising.

On May 12, 2000, China Broadband Corp. issued 1,530,000 shares to accredited investors at $1.00 per share for gross proceeds of $1,530,000. These securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933. These securities were issued pursuant to an exemption from registration under Section 4(2) the Securities Act of 1933, to the following persons: R. Scott Hutcheson, Michael B. Beatty, Richard Hallisey, Richard Hurwitz, a former director, Quarry Bay Investments Inc., Lobsinger Management Inc., David Doritty, Lombard Odier & Cie, Signet Management Limited, Value Investors International, Michael Lauer, Martin Garvey, Eric Hauser, James C. Kennedy, BBL (Ref. Aureus Capital), Transatlantic Securities Ltd., James Pasieka, Allen Wu, Martin Maurel Gestion and Michael Binnion.

On May 12, 2000, China Broadband Corp. issued 1,301,667 shares to accredited investors at $7.50 per share for gross proceeds of $9,762,503. These securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 to the following investors: David Doritty, Banque Privee Edmond de Rothschild Luxembourg, Gutzwiller SA, Pictet & Cie, Banquiers, CCF Capital Management, The Orbiter Fund, Ltd., The Viator Fund, Ltd., Lancer Offshore Inc., Lancer Partners Limited Partnership, Elizabeth C. Kennedy, Clariden Bank, Gestor Finance, Somangest Vesigest, BBL Ref.: Somangest, Banque Cantonale Vaudevoise, Pinnaton Ref. Innoven FCPI 1997 no. 1, Pinnaton Ref. Innoven FCPI 1998 no. 2, Credit Agriole, Indosuez, Lombard Odier & Cie and Transatlantic Securities Ltd.

On September 29, 2000, China Broadband Corp. issued 1,133,000 shares to SoftNet at a deemed value of $7.50 per share as partial consideration for 50,000 shares of Big Sky Canada. These securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

On November 1, 2000, China Broadband Corp. granted options to officers, directors and employees exercisable to acquire a total of 650,000 at $7.50 per share. The options were granted to the following officers, directors and consultants:

Name	# of Options
Rolland Long[1]	100,000*
Teddy Yung[2]	200,000*
Richard Lam[2]	100,000*
Matthew Heysel[1]	50,000*
Daming Yang[1]	50,000*
Thomas Milne[1]	150,000*

These securities were issued to 1) non U.S. persons outside the United States and 2) to U.S. persons pursuant to exemptions from registration available under Regulation S and under Section 4(2) of the Securities Act of 1933. No offer or sale was made by any form of general solicitation or general advertising. *Subsequently surrendered and cancelled.

On November 1, 2000, China Broadband Corp. issued warrants exercisable to acquire 100,000 shares at $7.50 per share to Tibor Gajdics, Al Charuk and Bo Wan International Ltd., each a non-U.S. Person outside the United States, in connection with consulting and investor relations services. These securities were issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933. On December 14, 2001, the warrants held by Tibor Gajdics and Al Charuk, each warrant exercisable to acquire 47,500 shares, were re-priced to $1.00 per share with all other terms and conditions of the warrant remaining the same. The re-pricing was made in connection with the extension of their contract for investor relations services.

On November 1, 2000, China Broadband Corp. issued warrants exercisable to acquire 50,790 shares at $7.50 per share to Canaccord International Ltd., a non-U.S. Person outside the United States, as a Financial Advisory Fee in connection with our acquisition of SoftNet's 50% interest in Big Sky Canada. These securities were issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933.

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

On February 2, 2001, China Broadband Corp. granted options exercisable to acquire 550,000 common shares at $7.50 per share to officers, directors and consultants. The options were granted to the following officers, directors and consultants:

Name	# of Options
Jodi Larmour[1]	50,000*
Qun Hu1	100,000*
Barry Mackie[1]	300,000*
John Brooks[2]	100,000

These securities were issued to 1) non U.S. persons outside the United States and 2) to U.S. persons pursuant to exemptions from registration available under Regulation S and under Section 4(2) of the Securities Act of 1933. No offer or sale was made by any form of general solicitation or general advertising. *Subsequently surrendered and cancelled.

On June 29, 2001, we granted options exercisable to acquire 460,000 common shares at $1.00 per share, to directors and a consultants. The options were granted to the following persons:

Name	# of Options
Ian Aaron[2]	150,000
John Brooks[2]	150,000
Richard Hurwitz[2]	150,000
Mitzi Murray[1]	10,000

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

On November 13, 2001, China Broadband Corp. granted options to officers, directors and employees exercisable to acquire a total of 1,200,000 at $0.82 per share. The options were granted to the following officers, directors and consultants:

Name	# of Options
Rolland Long[1]	100,000
Teddy Yung[2]	200,000
Richard Lam[2]	100,000
Matthew Heysel[1]	50,000
Daming Yang[1]	50,000
Thomas Milne[1]	150,000
Jodi Larmour[1]	50,000
Qun Hu1	100,000
Barry Mackie[1]	300,000
John Brooks[2]	100,000

These securities were issued to 1) non U.S. persons outside the United States and 2) to U.S. persons pursuant to exemptions from registration available under Regulation S and under Section 4(2) of the Securities Act of 1933. No offer or sale was made by any form of general solicitation or general advertising.

On January 26, 2002, we granted options exercisable to acquire 300,000 common shares at $0.50 per share, to directors. The options were granted to the following persons:

Name	# of Options
Richard Dugal	150,000
Yves Mordacq	150,000

These securities were issued to non U.S. persons outside the United States pursuant to an exemption from registration available under Regulation S. No offer or sale was made by any form of general solicitation or general advertising.

On January 28, 2002, we entered into a Fee Arrangement Agreement with Michael Morrison, our Nevada legal counsel, to exchange 42,124 common shares, at a price of $0.50 per share, for $21,062 of debt owed by us to Mr. Morrison. These securities were issued to a U.S. person pursuant to exemptions from registration available under Rule 501(a) of Regulation D Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this prospectus.

Selected Financial Data

The following selected financial data is qualified in its entirety by reference to, and you should read them in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated financial statements included in this prospectus. We have derived the statements of operations data and the information as at and for the three month period ended December 31, 2001 and 2000 from our audited consolidated financial statements for the year ended December 31, 2001 and for the period from incorporation (February 1, 2000) to December 31, 2000, that appears in this filing, and this data is qualified by reference to the audited consolidated financial statements.

Summary Financial Data

Statement Of Operations Data:
	THREE MONTH PERIOD ENDED DECEMBER 31, 2001	THREE MONTH PERIOD ENDED DECEMBER 31, 2000	TWELVE MONTH PERIOD ENDED DECEMBER 31, 2001	PERIOD FROM FEBRUARY 1, 2000 TO DECEMBER 31, 2000
Net Sales	$2,247	--	$2,247	$210,580
Loss from operations	$10,014,161	$2,332,784	$14,204,214	$3,477,065
Extraordinary gain	--	--	$1,422,225	--
Net loss	$11,003,530	$2,520,603	$14,074,665	$3,597,180
Basic loss per share before Extraordinary item	($0.57)	($0.14)	($0.80)	($0.20)
Basic loss per share including Extraordinary gain	($0.57)	($0.14)	($0.72)	($0.20)
Basic weighted average common shares outstanding	19,474,517	17,696,752	19,474,517	17,696,752

	December 31, 2001	December 31, 2000
Cash and cash equivalents	$672,096	$4,668,128
Working capital	$702,531	$2,898,608
Total assets	$3,889,675	$19,004,945
Long-term obligations	--	--
Total stockholders' equity	$3,626,252	$17,054,105

Overview

Institute for Counseling was inactive from the date of incorporation on February 9, 1993 through December 31, 1997. Through to December 31, 1997, no significant capital was raised and no significant expenses incurred. Share capital at December 31, 1997 consisted of 100 common shares which was paid in capital of $100. During the fiscal year ended December 31, 1998, $59,971 was raised by selling 2,319,000 common shares, and it incurred start up expenses of $25,095.

On April 14, 2000, Institute for Counseling completed a reverse-split of our common stock on a .65104 for 1 basis reducing the issued and outstanding share capital to 1,509,850 shares of common stock. All information contained in this report gives effect to the reverse-split.

On April 14, 2000, Institute for Counseling Inc., a Nevada corporation, acquired all of the issued and outstanding shares of China Broadband (BVI) Corp. in exchange for 13,500,000 shares of its common stock. Because Institute for Counseling Inc. had only 1,509,850 shares issued and outstanding on the date of acquisition, the shareholders of China Broadband (BVI) Corp. acquired 90% control of Institute for Counseling Inc. In instances like this, accounting principles require that the transaction be reflected in financial statements as a reverse acquisition of the parent, Institute for Counseling Inc., by the shareholders of China Broadband (BVI) Corp. as the shareholders of China Broadband (BVI) Corp. owned a majority of the combined company at acquisition date. In this case, common control started immediately after the completion of the acquisition, effectively April 14, 2000. Consequently, although Institute for Counseling was the surviving entity, under the principles of reverse acquisition accounting China Broadband (BVI) Corp. was deemed to be the acquirer for financial reporting purposes. The consolidated financial statements of the company are presented as a continuation of the financial position and results from operations of the deemed acquirer, China Broadband (BVI) Corp. On April 14, 2000, immediately after the completion of the acquisition, the name of the corporation was amended from Institute for Counseling Inc. to China Broadband Corp.

On April 14, 2000, subsequent to the share exchange and name change to China Broadband Corp., SoftNet Systems Inc. acquired an additional 40,000 common shares of China Broadband Corp.'s subsidiary, Big Sky Network Canada Ltd. at a price of $2 million. Including the 10,000 shares of Big Sky Canada previously acquired by SoftNet for $500,000, SoftNet's ownership in Big Sky Canada increased to 50%. The original $500,000 invested in Big Sky Canada was used for working capital and the further $2 million was used to fund Big Sky Canada's Shekou joint venture.

On September 29, 2000, we reacquired SoftNet's 50% interest in Big Sky Canada bringing our ownership interest in Big Sky Canada to 100%, for $12,697,500 in the form of the following consideration:

    $2,500,000 in cash;
    a promissory note in the principal amount of $1,700,000, due September 29, 2001, with interest payable at maturity at the rate of 8% per annum;
    forgiveness of debt owed, if any, as at the closing date of the transaction. No debt was owed as of the closing date; and
    issued 1,133,000 shares of our common stock at a deemed value of $7.50 per share.
    the Promissory Note issued to SoftNet was cancelled on July 27, 2001, in connection with a transaction under which we issued a warrant to purchase 500,000 shares of our common stock at $1.00 per share. The warrant expires on July 27, 2003.

Subsequent to Institute for Counseling's acquisition of China Broadband (BVI) Corp. and a name change to China Broadband Corp., three private placements totaling 3,331,667 shares of common stock for net proceeds of $11,316,692 were completed.

We, China Broadband Corp., are a development stage company, which means we are in the process of developing our business. We have incurred losses since our inception, and we anticipate that we will continue to incur losses in the foreseeable future. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from our operations or raise additional capital through debt or equity financings to meet our working capital and joint venture capital contribution obligations. Management is addressing this concern with a plan of equity financing.

Results Of Operations

Revenues

Basis of Revenue Generation

Big Sky Canada has an equity interest in two joint ventures in China (Shekou and Chengdu). These joint ventures generate revenues from fees charged to subscribers for use of modems that enable connection to the Internet through the cable television system. Under the terms of the existing joint venture contracts, the net profits will be distributed to each of the joint venture parties each year after the joint venture has paid applicable taxes and set aside the reserve, expansion and staff welfare and bonus funds mandated by the joint venture contract and Chinese law. The net profits to be distributed may be paid to Big Sky Canada. These payments may be exchanged into US currency and repatriated under Chinese law and with the Department of Foreign Trade and Economic Cooperation approval. The payment of dividends and distributions from our joint ventures are subject to restrictions under Chinese law. Our operations in China are also subject to significant legal and operational uncertainties, such as the potential application of regulations that prohibit foreign investment in the telecommunications industry in China or that restrict the remittance of foreign exchange outside of China and the uneven quality and reliability of telecommunications networks in China.

Chengdu Technology Services generates revenue fees charged to subscribers for Internet connection and use of Internet enabled software used for communicating with the municipal government of the Chengdu High Tech Park. Any profit earned by Chengdu Technology Services will be reinvested in the operation to assist it in its growth.

China Broadband Corp.

For the 3 months and 12 months ended December 31, 2001, we earned gross revenues of $20,579 compared to nil for the 3 months and $208,333 for the 12 months ended December 31, 2000. Our revenues in 2001 were derived by renting modems in Chengdu Technology Services. For the comparative period, the Company provided technical consulting services to Big Sky Canada from May 1, 2000 to April 30, 2001 pursuant to a Technical Services Agreement with Big Sky Canada. Our acquisition of the remaining 50% interest of Big Sky Canada on September 29, 2000 required that the revenue from this arrangement be eliminated on consolidation from the acquisition date forward.

Shekou Joint Venture

For the 3 months ended and 12 months ended December 31, 2001, the Company received subscriber revenue of approximately $25,546 and $315,813, respectively, compared to nil for the comparative periods of 2000. As a result of slow subscriber growth, revenues from the joint venture have not shown growth in the fourth quarter compared to the second and third quarters.

The Shekou joint venture commenced providing services on June 30, 2000. As at December 31, 2001, the Shekou joint venture had approximately 2,510 subscribers connected, and approximately 2,600 subscribers awaiting connection. The Shekou joint venture had 2,652 subscribers connected at March 25, 2002.

The Shekou joint venture generated a gross loss of $107,393, in the fourth quarter after cost of sales and a gross loss for the year of $43,727 for the 12 months ending December 31, 2001. After general and administration costs, the joint venture recorded a net loss for the fourth quarter of $248,898 and a net loss for the 12 months ending December 31, 2001 of $472,803. Our joint venture partner has been slow to deliver Internet ready nodes, delaying the joint venture's ability to deliver service. We maintain real-time statistics on node activity, market penetration rates and system reliability.

Chengdu Joint Venture

The Chengdu joint venture commenced operations on October 26, 2000. At December 31, 2001, the Chengdu joint venture has 490 subscribers connected, and 301 subscribers awaiting connection. Subscriber growth in the Chengdu joint venture has been slower than anticipated because the joint venture partner had limited financial and staffing resources to meet its contractual commitments during the quarter ended December 31, 2001 and this situation is continuing in the next quarter. During recent board meetings of the Chengdu joint venture, our joint venture partners acknowledged that their lack of funding to the project had caused the joint venture to experience weaker than expected performance. We understand that the joint venture partner will be endeavoring to improve their commitment. While we have made every effort to ensure the sustainability of the joint venture without the support of the partner, we are not confident that the Chengdu joint venture can survive much beyond June 30, 2002 without further investment. We have substantially reduced the number of people and the scale of the operations of the joint venture to aid in its sustainability and, in addition, we are endeavoring to sell certain excess assets such as modems, vehicles, furniture, fixtures and equipment.

The disappointing subscriber growth in the residential market has been partially offset by Internet access being offered to a major Western hotel in Chengdu. In addition, we are working to sign two additional major hotels in 2002.

For the 3 month and 12 month period ended December 31, 2001, the Chengdu joint venture received subscriber revenue of $12,784 compared to nil for the comparative periods in 2000. A net loss of $1,689,365 was incurred for the 12 month period ended December 31, 2001 compared to $67,241 for the comparative periods in 2000. The 2001 loss included a charge for impairment of $1,230,930.

Deyang Joint Venture

We have postponed startup of our Deyang joint venture preferring to invest any available capital in forming joint venture partnerships in Beijing, Shanghai and Chong Qing.

Chengdu Technology Services

Big Sky Canada has a wholly owned subsidiary, Chengdu Technology Services that provides Internet connectivity for corporate users in the Chengdu High Tech Business Park. Chengdu Technology Services commenced operations in October 2001 and has 14 corporate subscribers connected and 140 awaiting connection at December 31, 2001. Chengdu Technology Services recorded gross sales of $20,579. Management does not expect Chengdu Technology Services to generate profit until at least the fourth quarter of 2002. Once the operation becomes cash flow positive, we anticipate it will re-invest its after tax income, if any, in related business opportunities in China. We do not anticipate Chengdu Technology Services will pay any dividends in the foreseeable future.

We have invested approximately $306,053 in start up equipment and working capital in Chengdu Technology Services to date. We intend to add equipment and working capital based on an analysis of the potential return on investment from such equipment or working capital. Additional investments will be made based upon the potential for a short term payback of such investment. Future growth is anticipated to be funded primarily by revenues from services.

Expenses

During the 3 months and 12 months ended December 31, 2001, we incurred operating expenses of $1,787,785 and $5,977,838 respectively compared to expenses of $2,332,784 and $3,685,398 for the comparative periods of 2000. General operating expenses decreased in the fourth quarter of 2001 as compared to the fourth quarter of 2000 by $544,999 or 23%. The decrease in costs in the fourth quarter of 2001 over the fourth quarter of 2000 related to lower professional fees, investor relation fees and Beijing office costs. The reduction is partially due to cost saving measures implemented during the third quarter and higher transaction costs in the fourth quarter of 2000 as we completed the purchase of 50% of Big Sky Canada. Additional compensation expenses were recorded for options granted in November. On a year to date basis, general operating expenses have increased by $2,202,440 (62%) to $5,977,838 from $3,685,398. The increase is attributed to the business plan being implemented in the second half of 2000 compared to a full year of activity in 2001, the lawsuit and financing efforts in the fourth quarter of 2001.

The following table shows comparative expenses for the 3 months ended December 31, 2001, and 12 months ended December 31, 2001, with their comparative amounts for 2000.

General Operating Expenses
	THREE MONTHS ENDED DECEMBER 31, 2001	THREE MONTH ENDED DECEMBER 31, 2000	TWELVE MONTH PERIOD ENDED DECEMBER 31, 2001	PERIOD FROM FEBRUARY 1, 2000 TO DECEMBER 31, 2000
Calgary Office Costs	$452,523	($45,479)	$1,253,237	$466,830
Beijing Office Costs	$115,128	$572,999	$774,568	$572,999
Chengdu Technology Services	$12,379	--	$74,057	--
Professional Services	$340,002	$706,713	$754,593	$988,148
Investor Relations	$142,894	$711,945	$216,835	$911,945
Amortization	$623,778	$575,260	$2,440,032	$579,011
Non Cash Compensation	$153,250	$51,858	$369,036	$67,093
Miscellaneous.	($52,168)	($240,572)	$95,484	$99,373
TOTAL	$1,787,785	$2,332,784	$5,977,838	$3,685,398

Calgary office expense includes the costs of 6 executive management consultants (the Chief Executive Officer, President, Chief Financial Officer, Chief Technology Officer, Vice President-Network Engineering, and Vice President-Systems Engineering) and 1 administrative consultant in Canada plus travel, rent, telephone, insurance, and other offices costs associated with maintaining a business office in North America. Calgary office costs have increased for the 3 months and for the 12 months ended December 31, 2001, compared to the same periods of 2000. The increase in cost is attributable to the implementation of our business plan and the transitioning of our principal business office from Calgary to Beijing. The management consulting fees for the management and officers are in accordance with specific management agreements. The 2001 rates are consistent with 2000 except that the Chief Executive Officer took a voluntary rate reduction from $10,000 per month to $5,000 per month effective December 1, 2001 to reduce monthly overhead.

Calgary office expense also includes office rents, and costs to maintain its administrative office in North America including telephone, insurance and supplies. The total cost of maintaining the North American office was $155,118.

Also included are travel costs to China for various members of the management team to negotiate contracts, manage operations and present our corporate plan to potential investors. Total travel costs in 2001 were $405,952. We expect our travel costs to increase in the first quarter of 2002 as we work to secure additional financing.

Beijing office costs include the costs of maintaining business operations in China. These include salaries and contract fees for 6 full-time non-joint venture management consultants and their travel within China, office rent, insurance, and other non-joint venture costs required to maintain a business in several geographical regions of China. Beijing office costs have increased by $171,569 to $774,568 in 2001 from $572,999. The increase in costs in 2001 from 2000 is attributed to a full years operations in 2001, the payment of a one time staff bonus of $40,000 and costs associated with transitioning our principal business office from Calgary to Beijing. Subject to additional financing, we will recruit a financial controller to centralize our financial accounting activities in China.

Professional services include costs for financial accounting services, audit fees and legal advisory expenses related to the preparation of reports filed under the Securities Exchange Act of 1934, as amended, other government reporting costs, preparation and filing of a resale registration statement on Form S-1, costs for the preparation of contractual agreements and defense costs for the lawsuit. Total cost for 2001 were $689,135 as compared to $988,148 in 2000. Costs in 2000 were higher than 2001 from the shares transactions and acquisitions closed during the year. Legal expenses of $64,373 were incurred to defend the Corporation against the lawsuit. We have filed a petition to have the Plaintiffs reimburse a portion of these costs to us. The court has ruled the plaintiff must reimburse us $16,667.

Investor relations expense includes those costs related to public relation activities and fees paid to investor relations services under two investor relations arrangements. We paid Canaccord Capital Europe $95,387. We also retained Armor Capital to introduce us to institutional investors as we work towards securing additional financing. We have also retained Canaccord Capital Europe to raise additional equity financing for us in 2002. We paid Canaccord Capital Europe a $110,000 deposit and $10,000 for legal fees and expenses as part of this agreement. The deposit is refundable if the proposed financing does not close.

Amortization and depreciation expense resulted from the amortization of the cost of the acquisition of Big Sky Canada, amortization of our joint venture partners share of equity investment in the Shekou and Chengdu joint ventures and depreciation of office equipment and leasehold improvements in the North American office.

Summary of Non-cash Compensation Expense
	Expense	Unamortized Deferred Compensation
Warrants
Amortization of warrants granted November 1, 2000 and re-pricing on December 14, 2001 of these Warrants	$57,995	--

Options
Options granted February 2, 2001	$242,366	$560,024
Options granted June 29, 2001	$645	$6,952
Options granted November 13, 2001	$5,805	$214,915
Options cancelled	$62,225	($62,225)
	$311,041	$719,666
Total	$369,036	$719,666

As at March 25, 2002, we had cash of $672,096 and the Shekou and Chengdu joint venture have $1,131,252 and $21,509, respectively. We are working to raise additional financing and have reduced our cost structure going forward.

Our consolidated operations required cash of approximately $200,000 per month during 2001 for management and corporate administrative costs and approximately $65,000 per month to manage operations in China. We have implemented cost controls to reduce our monthly expenses to $100,000 and $35,000 respectively for the upcoming year. The operating cash break even point for the facilities in Shekou and Chengdu is estimated to be the equivalent of 7,000 to 7,500 combined subscribers on an annualized basis at present pricing structures. However, failing any new debt or equity financing, we could continue the Shekou and Chengdu joint ventures as they are, with existing capital and modest growth in the subscriber base. We are reviewing other low cost value added services that may be added to the revenue mix with minimal capital requirements.

Losses

For the 3 months ended December 31, 2001, and 12 months ended December 31, 2001, we incurred a loss from operations of $10,014,161 and $14,204,214, respectively. We had an equity loss from the Shekou and Chengdu joint ventures' activities in China for the 3 months ending December 31, 2001, and the 12 months ending December 31, 2001, of $986,307and $1,381,769, respectively. Our loss was reduced by interest income of $0 for the 3 months ended December 31, 2001, and $89,093 for the 12 months ended December 31, 2001, to a net loss before extraordinary items of $11,003,530 for the 3 months ended December 31, 2001, and a net loss before extraordinary items of $15,496,890 for the 12 months ended December 31, 2001.

For the comparable period of 2000, we incurred a net loss of $2,578,910 for the 3 months ended December 31, 2000, and a net loss of $3,597,180 for the period February 1, 2000 to December 31, 2000, after interest income of $123,567 and $307,483 for the comparable periods in 2000.

The net loss for the 3 and 12 months ending December 31, 2001 was reduced by the extraordinary gain, related to the issuance of warrants to Canaccord International as described under "Extraordinary Gain", to $11,003,530 and $14,074,665, respectively. The net loss per share, before the extraordinary gain, of $0.57 for the 3 months ending and $0.80 for the 12 months ending December 31, 2001 was $0.57 for the 3 month period ending and was reduced to $0.72 for the 12-month period ending December 31, 2001, after the extraordinary gain.

We anticipate losses to continue as we build our subscriber bases in Shekou. We do not anticipate being able to build our subscriber base in Chengdu sufficiently enough to generate a profit.

Since we are in the development stage, all losses accumulated since inception have been considered as part of our development stage activities.

Write down in Joint Ventures

Since we made our investment in the Shekou and Chengdu joint venture, two events have occurred that have triggered a change in our outlook for these investments.

Firstly, telecommunication markets have deteriorated world wide with telecom companies deferring equipment purchases for several reasons including lower price points for their service. Secondly, subscriber growth for Internet connectivity in our joint ventures has been substantially less than we forecasted.

In Shekou, the operation had approximately $1,131,000 of cash at December 31, 2001, with subscriber levels of 2,510. We believe Shekou has the ability to continue for the near term without additional cash infusions and is likely to provide a profit in its first 5 years as the subscriber count increases.

The Shekou joint venture has reasonable market penetration but will require higher penetration rates to become profitable. We anticipate improved cooperation from our joint venture partner to make more nodes available. We have revised our cash flow model assumptions for pricing, subscriber growth rates and cost for the Shekou joint venture. Much of the value in the Shekou operation is the concept of the joint venture structure in China. This operation has created interest in the business model and Memorandums of Understanding have been signed in Beijing and Shanghai.

Although the undiscounted cash flow model shows positive cash flow for the long term, it shows that positive cash flows for the two to five year term are unlikely. A discounted cash flow model is positive for the life of the joint venture using management's assumptions. We believe the current subscriber base and current cash balances will allow us to achieve our reduced expectations and cash flow models. We believe this supports the carrying values of our investment in Shekou.

In Chengdu, the operation has not grown as we anticipated. Our partner has not been able to deliver Internet capable nodes or reliable network capacity. Our initial investments were based on facilities and capacity to provide growth to 5,000 subscribers. Our partner does not have sufficient funds for this project and will not be able to meet their commitment in the near term. Based on this situation, we believe that it is unlikely the Chengdu joint venture will be profitable unless our partner can rectify their shortfalls. The joint venture has approximately $21,500 of cash at December 31, 2001. We do not anticipate making further investments in this joint venture in the next year.

We will continue to operate the Chengdu joint venture for as long as possible with hopes the market turns around. We will be selling off certain assets and reducing staff to minimize our costs in the short term. The joint venture has enough working capital to fund its plan of operation to June 30, 2002. We will work to reduce costs and increase our marketing campaign to increase market awareness and subscriber sales. Should the joint venture be unable to continue as a going concern, we will examine the possibilities of redeploying the assets in other joint ventures or business ventures.

We have run our cash flow model with the assumptions updated for current subscriber levels, pricing, no further investment and resulting growth rates. On an undiscounted basis, this resulted in minimal cash flows for the life of the joint ventures. On a discounted basis, cash flows were also minimal. Based on this analysis, we have written down our value of the Chengdu joint venture to nil

Intangible Assets

Intellectual property, goodwill and joint ventures were acquired in 2000. We believe the same two triggering events have diminished the values for our intangible assets that were acquired from Big Sky Network in 2000.

We have written down the joint ventures to nil based on diminished growth rates.

We have written down our value of the intellectual property to $500,000 based on our belief that the business model in China is viable and more Memorandums of Understanding are being signed.

We have written down the carrying value of goodwill to nil to reflect the significant erosion in expected growth rates, the write downs of our investment in Shekou and Chengdu and the difficulty in raising new capital to finance growth.

Fair value was determined by using our business plan model to determine future cash flows for various periods between 2 and 20 years using a discount rate of 8-15%. The assumptions supporting estimated future cash flows (growth rates, expenses and discount rate) were based on management's best estimates.

Asset	Write Down
$
Investment
Investment in Chengdu joint venture	679,512
679,512

Intangible Assets
Intellectual property	198,010
Shekou joint venture	1,911,939
Chengdu joint venture	3,823,875
Goodwill	1,615,287
7,549,111
Total Write Down	8,228,623

The Corporation has concluded that the remaining intangible assets and intellectual properties will continue to be amortized on a straight line basis over the remaining useful life established at the time of acquisition, 5 years as the remaining useful life has not changed.

The services in Deyang have not commenced at December 31, 2001.

Extraordinary Gain

The extraordinary gain resulted from the cancellation of a promissory note.

On July 27, 2001, we completed a transaction to cancel a promissory note payable (see Note 15 of "Consolidated Financial Statements"). The promissory note was surrendered for a warrant to purchase 500,000 shares of our common stock at a price of $1.00 per share. The warrant expires on July 27, 2003. A payment of $115,290 was also made representing the accrued interest on the promissory note from September 29, 2000 to the closing date at a rate of 8% per annum. Using the Black-Scholes method of valuing warrants, the warrants had a value of $277,775 which resulted in an extraordinary gain of $1,422,225 in the third quarter of 2001. The gain will result in an income tax expense of approximately $498,000; however, we have sufficient losses carried forward to offset the expense.

Liquidity And Capital Resources

As of December 31, 2001, we had cash and cash equivalents of $672,096 and working capital, including cash and cash equivalents, of $702,531. Since inception, we have financed operations primarily through sales of equity securities and have raised a total of $11,316,692, net of share issuance costs, of $75,811. On a consolidated basis, our 2002 operating cash expenditures are expected to be approximately $135,000 per month. Our future capital requirements may increase based on a number of factors, including:

    our ability to raise equity funds in a difficult market,

    rate of expansion of Chengdu Technology Services and our existing joint ventures,

    rate of signing new joint ventures,

    capital equipment requirements for Chengdu Technology Services and new joint ventures,

    the level of marketing required to expand our service offerings,

    Chengdu Technology Services' and our joint venture partners' ability to lease additional bandwidth as our subscriber base expands, and price competition in our markets.

During the quarter ended June 30, 2001, our board of directors determined that it was in our best interest to establish a banking relationship and accounts in Hong Kong to fund our activities in Asia. We commenced discussions with the Hong Kong branch of Hong Kong Shanghai Bank Corporation in April 2001 and completed the documentation to establish an account as approved by our Board of Directors. We transferred $2,000,000 into an established personal account of our President, Daming Yang, in anticipation of depositing funds into our HSBC - Hong Kong account. We had an oral agreement with Mr. Yang under which he was to hold the money for us and transfer such funds after our HSBC account was opened, which was anticipated to take a few days. We had no formal or legal agreement with Mr. Yang related to the funds. The process of establishing the account, however, was repeatedly delayed by HSBC Hong Kong's request for information and certified copies of various corporate and other documents, in notarized form, including notarized copies of the passports of our officers and at least one independent director. We worked diligently with HSBC Hong Kong and its branch in Calgary to provide HSBC Hong Kong with the requested documentation and information.

During the interim period, Mr. Yang held the funds under the terms of the oral agreement with us, under which Mr. Yang agreed to pay expenses related to our operations in China on our behalf as instructed by our Chief Executive Officer and Chief Financial Officer. Mr. Yang paid expenses on our behalf when presented with invoices and instructions from our Chief Executive Officer and Chief Financial Officer. Mr. Yang paid office expenses and salary expenses as instructed by our Chief Executive Officer and Chief Financial Officer in accordance with the operating budget approved by our Board of Directors.

During the quarter ended June 30, 2001, Mr. Yang disbursed, from his account, on our behalf, $270,000 to pay for modems purchased for our Chengdu joint venture and $200,000 as a working capital contribution in Chengdu. We earned $8,893 in interest on the funds held by Mr. Yang, for our benefit.

Subsequent to the quarter ended June 30, 2001, Mr. Yang disbursed, from his account, on our behalf, $90,206 as an initial payment for the purchase of equipment, $355,000 for Beijing office expenses and $35,000 for salary expenses in China. A total of $5,882 of interest was earned on our funds held in Mr. Yang's account during the quarter ended September 30, 2001.

September 10, 2001, HSBC Hong Kong established our account and the funds held by Mr. Yang, totaling $1,064,562.26, were transferred to our account on September 21, 2001. Mr. Yang received no benefit from holding the funds. (See Note 10 of the "Consolidated Financial Statements")

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from our operations or to raise additional capital through debt or equity financings to meet our working capital and joint venture capital contribution obligations. The outcome of these matters cannot be predicted with any certainty at this time.

We anticipate that we will be required to raise an additional $2.2 million to fund our current plan of growth and existing operations through December 31, 2002. See "Plan of Operation". Our principal source of capital has been equity financing from investors and our founders. We have explored opportunities for vendor financing, bank credit facilities and export credit agency arrangements without success. Meeting our future financing requirements is dependent on access to equity capital markets. We may not be able to raise additional equity when required or on favorable terms that are not dilutive to existing shareholders.

The growth of our business in China will require capital investments in China for the foreseeable future. Chengdu Technology Services and the joint ventures have generated nominal revenues to date and any future profits will likely be re-invested in similar businesses in China. At a future date when surplus earnings in Chengdu Technology Services and the joint ventures occurs, there can be no assurance that Chengdu Technology Services and the joint ventures will be able to pay dividends from China due to restrictions under Chinese law. We estimate that the operating cash break even point for the facilities in Shekou will require the equivalent of 3,000 - 3,500 residential subscribers on an annualized basis at present pricing structures. The Chengdu joint venture's efforts to obtain paying subscribers has been slower than anticipated, and we estimate that operating cash break even point for the facilities in Chengdu will require the equivalent of 4,000 subscribers on an annualized basis at present pricing structures. We do not believe this number of subscribers is achievable in the near term. We cannot assure you that our joint ventures will attract a sufficient number of subscribers to become commercially profitable or that our projections will not change as a result of changes in the economy or other conditions. As a new enterprise, Chengdu Technology Services has no track record. We cannot assure you that the services to be provide by this subsidiary will be profitable.

During the twelve-month period ended December 31, 2001, we completed the following transactions:

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

On June 1, 2001, Shanghai Min Hang Cable Television Center forwarded to Big Sky Canada an expression of interest in the two companies working together to form a joint venture.

On June 18, 2001, Big Sky Canada entered into a Memorandum of Understanding with Beijing Gehua Cable TV Networks Co., Ltd. to jointly develop broadband Internet network services. We are to supply equipment, technology, capital and personnel. Beijing Gehua will supply a network of 10,000 subscribers as a test group.

On June 20, 2001, Big Sky Canada entered into a Letter of Intent with Chong Qing Branch of Jitong Network Communications Co., Ltd. to jointly build Internet networks. Under the terms of the agreement, we will provide 80 million RMB (US$ 9.64 million) and technical personnel. The agreement calls for the project to be deployed in two stages. The first stage consisting of connecting 60,000 households before the end of 2001 and stage two calls for the number of connected households to be 100,000. The terms of this Letter of Intent are subject to the timing on financing and the timelines will be adjusted once financing has occurred.

On June 29, 2001 we issued an additional 460,000 stock options under the 2000 Stock Option Plan. These options were granted at $1.00 for a term of 5 years. One third of the options vested upon granting with one third vesting on the first anniversary of the grant and the last third vesting on the second anniversary of the grant.

On July 10, 2001, Big Sky Canada entered into a Memorandum of Understanding with Fujian Provincial Radio and TV Network Co. Ltd. to pursue negotiations to develop and build a broadband data transmission network jointly.

On July 7, 2001, we invested $90,206 of equipment into a wholly owned subsidiary, Chengdu Technology Services, to provide Internet services to corporate subscribers in an area of Chengdu referred to as the Chengdu High Tech Park.

On July 27, 2001, China Broadband Corp. and Canaccord International Ltd. completed a promissory note cancellation transaction, under which the $1,700,000 Promissory Note we issued to SoftNet was surrendered for cancellation by Canaccord International Ltd. for the following consideration:

  A Warrant to purchase 500,000 shares of our common stock at a price of $1.00 per share, exercisable until July 27, 2003. The Warrant was issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933 and the common shares underlying the warrant were registered in a previous registration statement on Form S-1.
  A payment of $115,290 representing the accrued interest on the Promissory Note to the date to closing at the rate of 8% per annum.

The Promissory Note, originally issued to SoftNet Systems, Inc. on September 29, 2000, was acquired by Canaccord International Ltd. in a private transaction between SoftNet and Canaccord.

On October 15, 2001, Chengdu Technology Services entered into a Memorandum of Understanding with Jitong Network Communication Co., Ltd. to jointly monitor third party testing of the SOMA Networks wireless system and based upon these test results, to jointly test the SOMA Network system in China.

On November 13, 2001, our Board of Directors approved the issuance of 1,200,000 options to directors, officers and consultants. These options have an exercise price of $0.82 per share. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last hird vesting two years from the date of grant. All unused options expire on November 13, 2006.

On November 13, 2001, our Human Resources and Compensation Committee approved the extension of the consulting contracts for Matthew Heysel, Thomas G. Milne and Daming Yang for a term of six months effective October 1, 2001. These contracts are to be renewed under the same terms and conditions as their recently expired contracts.

On November 14, 2001, the Corporation announced that Chengdu Technology Services had entered into a 12-year contract with Jitong Network Communications Co. Ltd. ("Jitong") to enable broadband Internet access and value-added services including IP telephony over Jitong's exiting 1500 kilometre metropolitan area network in Chong Qing. Chengdu Technology Services will contribute management, technology and capital to deploy within the city core, with staged expansion throughout the city as capital and resources permit. The estimated investment of 60 million RMB (US$7.2 million) will cover the first phase of connections of 30,000-40,000 households and the second phase of connections of 100,000-140,000 households. Any further investment is to be negotiated at a future date. See "Chong Qing Joint Venture".

On December 3, 2001, John Brooks, a member of the board, resigned.

On December 5, 2001, Ian Aaron and Richard Hurwitz, members of the board, resigned and have remained as members of a team of advisors.

On December 14, 2001, due to there no longer being a sufficient number of independent directors to qualify as members of the Audit Committee and there no longer being any independent directors on the Human Resources and Compensation Committee, the board elected to take on the duties of each of the committees until such time as there were three independent board members to sit on the Human Resources and Compensation Committee and a minimum of three independent directors to sit on the Audit Committee.

On December 14, 2001, Richard Dugal was appointed as a member of our board of directors to fill a vacancy.

On December 14, 2001, we approved the re-pricing of two Warrants, in the names of Al Charuk and Tibor Gajdics, which are exchangeable into a total of 95,000 common shares from $7.50 per share to $1.00 per share. All other terms and conditions remain the same. The re-pricing was in consideration of continued investor relations services being performed by these individuals.

On December 14, 2001, we cancelled 300,000 options which had been surrendered to the Company and these options were returned to the option pool and be eligible for future issuance under the 2000 China Broadband Corp. Stock Option Plan.

The subscriber base in Chengdu increased from 254 at September 30, 2001, to 490 at December 31, 2001 and approximately 578 at March 25, 2002. Factors contributing to this slower than anticipated growth were:

    In some areas of Chengdu, our Chinese joint venture partner's equipment was unable to provide our subscribers with a quality of service consistent with our expectations.
    A number of our subscribers cancelled service at the end of a free introductory Internet access period.

During board meetings in the third quarter of 2001 of the Chengdu joint venture, our joint venture partners acknowledged that their lack of commitment to the project had caused the joint venture to experience shortfalls. The joint venture partner will be endeavoring to fix its shortfalls.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, strategic investments, goodwill and purchased intangible asset valuations, restructuring costs, litigation and other contingencies. We base our estimates and assumptions on managements' experience as our historical experience in the Internet business in China is limited and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

  Revenue, Receivables and Inventory. We recognize services and product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of providing service, on a monthly basis, or product delivery. We require a deposit and payment in advance of service and therefore do not maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We write down the carrying value of major inventory items, such as modems, to reflect the market value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.
  Goodwill and Purchased Intangible Assets. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets impact future amortization. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.
  Impairment of Long-Lived Assets. We evaluate long-lived assets used in operations, including goodwill and purchased intangible assets, when indicators of impairment, such as reductions in demand or significant economic slowdowns in the Internet and telecommunications industry, are present. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using a weighted average of the market for Internet subscribers approach and discounted expected future cash flows using a discount rate based upon our expected cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the joint ventures and the technologies employed or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

Subsequent Events

Subsequent to the year ended December 31, 2001, we completed the following transactions:

On January 26, 2002, Yves Mordacq was appointed as a member of our board of directors.

On January 26, 2002, 800,000 options, which had been surrendered to the Company, were cancelled and returned to the option pool for future issuance under our stock option plan. As well, 300,000 options were issued to two new directors. These options have an exercise price of $0.50 per share. One third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last third vesting two years from the date of grant. All unused options expire on January 26, 2007.

On January 26, 2002, the board of directors approved the adoption of the Alternative Compensation Plan which allows for a maximum of 2,000,000 common shares to be issued to officers, directors, employees and consultants in lieu of salary or consulting fee. The Alternative Compensation Plan is to be presented for shareholder approval at our 2002 Annual Shareholders Meeting.

On January 28, 2002, we entered into a Fee Arrangement Agreement with Michael Morrison, our Nevada legal counsel, to exchange shares in China Broadband for past legal services. 42,124 common shares were issued at a purchase price of $0.50 per share to offset an accounts payable at December 31, 2001, of $21,062.

On March 22, 2002, the board of directors approved the terms and conditions of a financing with Canaccord Capital (Europe) Ltd. acting as agent on a best efforts basis. Under the terms of an Agency Agreement, Canaccord is to raise up to $2,000,000 in capital on a best efforts basis. The selling price of the securities was $0.25 per share. Canaccord's fee for raising these funds was 5% of the capital raised. In addition, Canaccord will earn a $30,000 financial advisory fee payable in monthly instalments over 6 months following closing and a two-year warrant entitling the holder to acquire up to 10% of the shares issued under the financing at a price equal to the closing price of the financing. This financing is scheduled to close in April 2002.

We are in discussions with prospective investors for additional cash equity investments and equipment suppliers for vendor financing or leasing opportunities. We cannot give any assurance that any additional financing can be finalized in the near future.

Outlook

On November 10, 2001, the World Trade Organization voted in favour of admitting the Peoples Republic of China into the WTO. WTO membership is expected to ease restrictions on foreign investment, movement of capital and generally reduce the uncertainties of doing business in China.

Our Shekou joint venture has demonstrated that the joint venture structure with a Chinese partner is an efficient method of combining technical skills, capital investment, equipment and infrastructure to provide Internet connectivity in China. Although subscriber growth rates have been slower than anticipated and forecasted, we still believe the Shekou joint venture can sustain itself with it's existing working capital and subscriber base for some time.

While we have made every effort to ensure the sustainability of the Chengdu joint venture without the support of the partner, we are not confident that the Chengdu joint venture can survive much beyond June 30, 2002 without further investment or the sale of surplus assets. We have substantially reduced the number of employees and the scale of the operations of the joint venture to aid in its sustainability and, in addition, we are endeavoring to sell certain assets such as modems, vehicles, furniture, fixtures and equipment.

We believe the demand for Internet access service for business, schools and individuals in China will continue to grow provided the service can be offered at a reasonable cost. Our recent efforts in Chengdu High Tech Park, located in Chengdu have shown that the commercial and government demand for Internet access is significant and that they can afford Internet access on an ongoing basis.

Due to limited capital and lower than expected results from the Shekou and Chengdu joint ventures, we have decided to postpone the startup of service of the Deyang joint venture.

Our efforts have also shown that the path to profitability can be achieved by offering Internet access service to corporate subscribers. As a result, we commenced offering services to corporate customers in the Chengdu High Tech Business Park located in Chengdu through our subsidiary, Chengdu Technology Services. We believe these commercial subscribers can afford Internet access on an ongoing basis and balance the on-line use of bandwidth from residential subscribers. We intend to focus a portion of our efforts at this market.

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

We estimate that it requires approximately $1 million of capital and equipment to commence commercial Internet service in a new joint venture although we started Chengdu Technology Services with approximately $400,000. Additional investments will be made in Chengdu Technology Services based upon the potential for a short term payback of such investment. Chengdu Technology Services' future growth is anticipated to be funded primarily by revenues from services. Our current capital resources are limited. There can be no assurances that we will have sufficient financial, technical and human resources to undertake new ventures or maintain the ventures currently in service.

Subject to additional debt or equity financing, we intend to continue our efforts towards the corporate subscriber market and evaluate our alternatives in Shekou and Chengdu to improve the quality of service to existing subscribers and manage our cost structure to remain competitive. We will limit further investments in these joint ventures until we determine we can compete and grow the subscriber bases. Any decision to postpone further investments in the Shekou joint venture will reduce our ability to realize the carrying value of this investment and may result in a one-time charge for the reduction in carrying value of this asset.

Plan Of Operation

As of March 25, 2002, our management anticipates that we currently have sufficient working capital to fund our current operations through June 2002.

We have been working to secure additional equity financing in the fourth quarter of 2001 and the first quarter on 2002 with moderate interest. We will continue to pursue additional financing in this difficult market with the hope of closing a financing transaction by the end of the first quarter of 2002. We can give no assurances that we will be able to close or that we will raise sufficient funds to continue with our plan of operation. Until we can raise additional funds, we have opted to retrench and defer all discretionary expenditures. We have eliminated most senior management consulting fees and reduced our fixed costs by subletting office space. We anticipate that we have sufficient working capital to continue until June 2002.

Subject to additional financing, we have modified our business plan for future expenditures due to limited working capital and lower expectations of equity financing. We have reduced our forecasted expenditures from $6.5 million to approximately $2.2 million for the upcoming 12 months to December 31, 2002. Any shortfalls in our ability to raise funds will result in the further deferrals from this amount.

Estimated Capital Requirements

To fund our operations through December 31, 2002, management estimates that we will require additional capital of approximately $2.2 million. Our current capital and any additional funds raised are intended to fund the business operations of Big Sky Canada, including the following:

Description	Estimated Financial Requirements for the Twelve Month Period ending December 31, 2002
Shekou joint venture - Capital Contributions	$0
Chengdu joint venture - Capital Contributions[1]	0 [2]
Deyang Joint Venture - Capital Contributions[1]	0 [3]
Changsha Guang Da Joint Venture - Capital Contributions[1]	125,000 [4]
Shanghai Min Hang Joint Venture - Capital Contributions[1]	125,000 [5]
Beijing Gehua Joint Venture - Capital Contributions [1]	500,000 [6]
Chong Qing Joint Venture - Capital Contributions[1]	500,000 [7]
Chengdu Big Sky Network Technology Services Ltd.	100,000
Technical Consulting Expenditures	50,000
Management Consulting Expenditures	300,000
Sales and Marketing Expenses	50,000
Legal and Professional Expenses	100,000
General Administrative and Overhead Expenses	300,000
Capital Raising Expenditures	50,000
Total	$2,200,000

  These estimates represent capital investments only and do not represent contributions of equipment or technical services. We intend to obtain vendor financing for the equipment required for these joint ventures.
  Under the terms of the Chengdu joint venture agreement, a total investment of $5,500,000 is required over the term of the agreement., however we do not intend to make significant further investments until current operating difficulties are resolved.
  Under the terms of the Deyang joint venture agreement, of the total investment of $4,500,000 required over the term of the agreement, we must provide $500,000 within 10 days of the joint venture partner obtaining all approvals and permits. However, we do not intend to make significant investments in the joint venture until $1,000,000 of additional capital is freely available.
  The payment terms of our obligation of investing $18,000,000 is to be determined through our negotiations of the definitive joint venture agreement with our Chinese joint venture partner. We estimate our initial contribution will be $1,000,000 in 2002. However, we do not intend to make significant investments in the joint venture until $1,000,000 of additional capital is freely available
  The capital investment terms are to be determined through further negotiations of joint venture agreements. We estimate our initial capital contribution will be $125,000 in 2002.
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

The amount and timing of expenditures during the twelve months ending December 31, 2002 will depend on the success of any contracts we secure, and there is no assurance we will receive significant revenues or operate profitably. We anticipate that our current working capital is sufficient to satisfy our cash requirements through June 2002, there after, we will require additional financing to continue as a going concern. Current cash resources are not anticipated to be sufficient to fund the next phase of our development and management intends to seek additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve our objective, or result in commercial success.

We anticipate that we will continue to make capital and equipment contributions to our joint ventures and Chengdu Technology Services. We have entered into an agreement with Nortel Networks to purchase up to $250 million of equipment, software and services at special pricing for our joint ventures. We cannot assure you that we will be able to obtain sufficient capital to satisfy all of our obligations under our joint venture agreements or that Chengdu Technology Services or any of our joint ventures will be commercially successful.

Subject to additional financing, we anticipate that we will hire additional technical, administrative and sales and marketing personnel during the twelve months ending December 31, 2002, although we have no current plans to do so. We also anticipate that our joint ventures will hire technical, administrative and sales and marketing personnel during 2002 to support their operations and to launch their services. We estimate that each joint venture will hire between 8 and 15 employees during 2002, subject to the joint venture's needs and the development stage of their business.

We do not engage in research and development activities.

Recently Issued Accounting Standards

In June 2001, the FASB approved SFAS No. 141, "Business Combinations" and issued this statement in July 2001. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002. Management does not believe that SFAS No. 141 will have a material impact on our consolidated financial statements.

In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". The FASB issued this statement in July 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002. During the 12 months ended December 31, 2001, goodwill amortization totaled $430,744.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We expect to adopt this statement during the first quarter of fiscal 2002. Management does not believe that SFAS No. 143 will have a material impact on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management has not evaluated the effect on its consolidated financial statements that SFAS No. 144 will have in the future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in pages F-1 through F-47 attached hereto and incorporated herein by reference. The index to the consolidated financial statements can be found on page 63.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Our Appointment Of Arthur Anderson LLP As Auditor

As previously reported on Form 10-KSB on March 29, 2001, on August 24, 2000, we dismissed Amisano Hanson, Chartered Accountants as our independent auditor. None of Amisano Hanson's reports for either of the past two years ended December 31, 1999 or thereafter contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principle. We engaged Arthur Andersen LLP as our independent auditors on August 24, 2000. Our decision to change auditors was approved by our Board of Directors.

During our fiscal year ended December 31, 1999, and through the date of this prospectus, there were no disagreements with the Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Amisano Hanson would have caused it to make reference thereto in its report on the financial statements for such year.

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

We provided Amisano Hanson with a copy of the disclosures contained in our registration statement declared effective November 2, 2001, and we requested in writing that Amisano Hanson furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with such disclosures. A copy of that letter was filed as an exhibit to our registration statement.

Our Appointment Of Deloitte & Touche LLP As Auditor

As previously reported on Form 10-KSB on March 29, 2001, on September 22, 2000, we dismissed Arthur Andersen LLP as our independent auditor. Arthur Andersen LLP did not issue any reports for either of the past two years ended December 31, 1999 or thereafter. We engaged Deloitte & Touche LLP as our independent auditors on September 22, 2000. Our decision to change auditors was approved by our Board of Directors.

Through the date of this prospectus, there were no disagreements with the Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Arthur Andersen would have caused it to make reference thereto in its report on the financial statements for such year.

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

We provided the Arthur Andersen with a copy of the disclosures contained in our registration statement declared effective November 2, 2001, and we requested in writing that Arthur Andersen furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with such disclosures. A copy of that letter was filed as an exhibit to our previous registration statement.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

We employ our executive officers as consultants under the terms of individual consulting agreements. See "Employment and Consulting Agreements". The following table sets forth information, as of March 25, 2002, regarding our directors, executive officers and key employees:

Name	Age	Position	Since
Matthew Heysel	45	Chairman of the Board, Chief Executive Officer	April 14, 2000
Daming Yang	44	Director and President	April 14, 2000
Thomas Milne	55	Director and Chief Financial Officer	April 14, 2000
Barry Mackie	58	Chief Technology Officer	February 2, 2001
Richard Dugal	55	Director	December 14, 2001
Yves Mordacq	40	Director	January 26, 2002
Barry Mackie	58	Chief Technology Officer	February 2, 2001
Teddy Ping Chang Yung	33	Vice President, Systems Engineering	February 2, 2001
Richard Wing Kit Lam	25	Vice President, Network Engineering	February 2, 2001

Matthew Heysel - Chairman of the Board, Chief Executive Officer

Mr. Heysel has served as Chairman of the Board of Directors and Chief Executive Officer of China Broadband Corp. from April 14, 2000 to the present. He also serves as the Chairman of both Big Sky Network Canada Ltd. and Chengdu Big Sky Technology Services Ltd. and has held these positions since January of 2000 and October 2001, respectively. Mr. Heysel is also a director of both of Big Sky Canada's joint ventures, Shenzhen China Merchants Big Sky Network Ltd. and Sichuan Huayu Big Sky Network Ltd., and has been a board member since each joint ventures' formation, September 1999 and July 2000, respectively. Previously, he served as an Investment Banker at Yorkton Securities, a Canadian independent securities firm, where he was responsible for corporate finance in the oil and gas sector from April 1997 through April 1999. From 1987 to 1997, Mr. Heysel was with Sproule Associates Limited, an independent economic evaluator of oil and natural gas reserves. During his tenure with Sproule, Mr. Heysel held the positions of Petroleum Engineer and Associate, Engineering Manager and Senior Associate and Manager - International Projects and Senior Associate. Mr. Heysel also serves as a director of Gastar Exploration Ltd. In February 2001, Mr. Heysel was elected to the Board of Directors of M3 Energy Ltd., a private junior oil and gas company.

Daming Yang - Director and President

Mr. Yang has served on our Board of Directors and as our President since April 14, 2000. He has also served as the President and a member of the board of directors of both Big Sky Network Canada Ltd. and Chengdu Big Sky Technology Services Ltd. and has held these positions since May of 1999 and October 2001, respectively. Mr. Yang is also a director of Shenzhen China Merchants Big Sky Network Ltd. and Sichuan Huayu Big Sky Network Ltd., and has been a board member since each joint ventures' formation, September 1999 and July 2000, respectively. From 1995 through 1998, Mr. Yang served as Vice President and then President of Tongli Energy Technical Service Co. Ltd., an importer of high-technology equipment to China where he was responsible for the day to day administration of the company and managed a staff of six. From 1989 to 1993, Mr. Yang was with Tri-City Survey Limited as a GIS Engineer. Mr. Yang holds a Masters Degree in Aerial Photography and Remote Sensing from the Netherlands International Institute for Aerospace Survey and Earth Sciences.

Thomas Milne - Director and Chief Financial Officer

Mr. Milne has served on our Board of Directors and as Vice President of Finance and Chief Financial Officer since April 14, 2000. He has also served as the Chief Financial Officer of Big Sky Network Canada Ltd., our subsidiary, since May of 1999. He also serves a director of Chengdu Big Sky Technology Services Ltd. and has held that position since October 2001. From 1985 through 1997, Mr. Milne was Vice President and Treasurer of NOVA Corporation, and director of NOVA Finance International. He was the Vice President, Finance and Chief Financial Officer of Arakis Energy, which was acquired by Talisman Energy Corp., from September, 1997 to October, 1998, an oil and gas company traded on the NASDAQ. Since March 1998, Mr. Milne has served as Chief Executive Officer of Precise Details, Inc., a consulting, investment management, real estate and automotive services company. Mr. Milne currently serves on the board of directors of Longview Petroleum Limited. Mr. Milne also currently serves as Director and the Chief Financial Officer for M3 Energy Ltd, a junior oil and gas company, and as a director of NoMatterWare Inc., an application service provider. Mr. Milne is also a director of The Alberta Performing Arts Stabilization Fund and the Investment Committee of the University of Calgary Pension and Endowment Funds.

Richard Dugal - Director

Mr. Dugal has served on our Board of Directors since December 14, 2001. He has been the Regional Vice President, SOMA Networks Inc., a broadband fixed wireless start-up company since April 2001. Mr. Dugal joined SOMA after leaving Nortel Networks Corp. Mr. Dugal held the position of Regional Vice President - Emerging Service Providers at Nortel from February 1999 to February 2001. Prior to this, he was with Bay Networks Canada from July 1996 to January 1999. During his tenure with Bay Networks, he held various executive positions as Vice President, General Manager and Area Manager. Nortel Networks acquired Bay Networks in 1999.

Yves Mordacq - Director

Mr. Mordacq has served on our Board of Directors since January 26, 2002. Mr. Mordacq has been a Portfolio Manager with Banque Transatlantique since January 2002. Previously, he worked for ING Investment Management in Paris from 1989 to 2001 as a financial analyst and a portfolio manager. Mr. Mordacq holds an Engineering degree from Ecole Nationale Supérieure Agronomique de Montpellier and an MBA from Ecole Supérieure des Sciences Economiques et Commerciales. He is a director of Inca Pacific Resources Inc., holds a membership at the Société Française des Analystes Financiers and has been a visiting professor at the Ecole des Mines de Paris since 1997.

Barry Mackie - Chief Technology Officer

Mr. Mackie has served as our Chief Technology Officer since February 2, 2001. Prior to joining us, Mr. Mackie was employed by Cannect Communications as Vice President - Network Development & Technical Operations. During 1997, Mr. Mackie was employed as Implementation Prime for a new traffic utilization and capacity planning project for MCI Communications. In 1996, Mr. Mackie served as a managing consultant for Telos. Mr. Mackie has also been employed by Nippon Telecommunications Consulting in 1995 and was a project manager for Mitel Equipment Network deployment in Russia, in 1994.

Teddy Ping Chang Yung - Vice President, Systems Engineering

Mr. Yung has served as our Vice President, Systems Engineering since February 2, 2001. Prior to joining us, Mr. Yung was employed with Compaq as a Deployment Engineer from May 2000 to October 2000. From September 1999 to May 2000, Mr. Yung was employed as a Network Engineer at Credit Suisse First Boston. Mr. Yung was a Network Engineer for Morgan Stanley Dean Witter from August 1997 to April 1999. Mr. Yung was a Network Engineer with Citicorp from November 1995 to August 1997. Mr. Yung has resigned effective March 31, 2002.

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

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:
Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Matthew Heysel	Chairman and Chief Executive Officer	Late/1	N/A	Late/1
Daming Yang	President	Late/1	N/A	Late/1
Thomas Milne	Chief Financial Officer and Secretary	Late/2	Late/2	Late/1
Barry Mackie	Chief Technology Officer	Late/1	N/A	N/A
Richard Lam	Vice President, Network Engineering	Late/1	N/A	N/A
Teddy Yung	Vice President, Systems Engineering	Late/1	N/A	N/A

Board Committees

On February 2, 2001, our board of directors established an Audit Committee and a Human Resources and Compensation Committee. On December 14, 2001, due to independent board members resigning, the Audit Committee was unable to meet the requirements of it's charter so the board of directors assumed the role of the Audit Committee until such time as there are three independent directors on the board. As well, due to the resignations, the Human Resources and Compensation Committee was left with only two members both of which were also executive officers. The board of directors assumed the role of the Human Resources and Compensation Committee until such time as there are three independent directors on the board.

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

Compensation Committee Interlocks and Insider Participation

The Human Resources and Compensation Committee of the board of directors reviews and recommends to the board of directors the compensation and benefits of all our executive officers and establishes and reviews general policies relating to compensation and benefits of our employees. None of our executive officers served as a director, executive officer or member of a compensation committee of another entity of which one of its executive officers served on our Human Resources and Compensation Committee. Except as described in "Certain Relationships and Related Transactions", no interlocking relationships exist between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

In the past, our board of directors has negotiated all executive salaries of our employees, including our Chief Executive Officer. Directors do not participate in approving or authorizing their own salaries as executive officers. Compensation for our Chief Executive Officer was determined by the Board after considering his efforts in assisting in the development of our business strategy, the salaries of executives in similar positions, the development of Chengdu Technology Services and our joint ventures, the implementation of Chengdu Technology Services' Internet services in Chengdu and our joint venture Internet services in Shekou and Chengdu, and our general financial condition. Our Board of Directors believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders. See "Stock Option Plan".

Board and Committee Meetings

During 2001, the Board of Directors met 6 times including participants by telephone. All directors attended the board meeting except Ian Aaron who was unable to attend two meetings. The Audit Committee met 4 times; John Brooks was unable to attend one meeting of the Committee; all other committee members had perfect attendance. The Human Resources and Compensation Committee met 3 times; Ian Aaron was unable to attend one meeting of the Committee; all other committee members had perfect attendance. Subsequent to December 31, 2001, the Board of Directors has met twice.

ITEM 10. EXECUTIVE COMPENSATION.

We employ our executive officers as consultants. The following table sets forth the compensation paid to our Chief Executive Officer and four other most highly compensated executive officer for the years indicated. No other executive officer of China Broadband earned a salary and bonus for such fiscal year in excess of $100,000.
Summary Compensation Table
	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year Ended (1)	Salary (US$)	Bonus (US$)	Other Annual Compen-sation (US$)	Securities under Option/SAR Granted (#)	Restricted Shares or Restricted Share Units (US$)	LTIP Payouts (US$)	All Other Compensation
Matthew Heysel, Chief Executive Officer	2001 2000 1999(3)	115,000 75,000(2) 0	0 0 0	0 0 0	50,000 550,000(6) 0	0 0 0	0 0 0	0 0 0
Daming Yang, President	2001 2000 1999(3)	60,000 30,000(2) 0	0 0 0	0 0 0	50,000 550,000(7) 0	0 0 0	0 0 0	0 0 0
Thomas Milne, Chief Financial Officer	2001 2000 1999(3)	96,000 60,000(2) 0	19,611 0 0	0 0 0	150,000 250,000(8) 0	0 0 0	0 0 0	0 0 0
Barry Mackie, Chief Technology Officer	2001 2000 1999	120,000 0 0	0 0 0	0 0 0	600,000(9) 0 0	0 0 0	0 0 0	0 0 0
Teddy Yung, VP, Systems Engineering	2001 2000 1999	106,000 24,999 0	0 0 0	0 0 0	200,000 200,000(10) 0	0 0 0	0 0 0	0 0 0
James Charuk	2000(4) 1999	0(4) 0(5)	0 0	0 0	0 0	0 0	0 0	0 0

(1) December 31
(2) From March 1, 2000 through December 31, 2000. Monies represent consulting fees paid during this period to the executive officers.
(3) Mr. Heysel, Mr. Yang and Mr. Milne were not employed by us in 1999. No compensation was paid to officers and directors during the year ended December 31, 1999.
(4) Mr. Charuk served as the President and sole director of Institute for Counseling, Inc., the predecessor corporation to the company, from June 22, 1998 through March 1, 2000. No compensation was paid to any officer or director of China Broadband during this period.
(5) No compensation was paid to any officer or director of China Broadband during this period. Big Sky did not pay any salaries and did not issue any options in 1999.
(6) Mr. Heysel surrendered 50,000 of these options back to the company on December 12, 2001 and they were subsequently cancelled on December 14, 2001 by our board of directors.
(7) Mr. Yang surrendered 50,000 of these options back to the company and they were subsequently cancelled on December 14, 2001 by our board of directors.
(8) Mr. Milne surrendered 150,000 of these options back to the company on December 12, 2001 and they were subsequently cancelled on December 14, 2001 by our board of directors.
(9) Mr. Mackie surrendered 300,000 of these options back to the company on January 16, 2002 and they were subsequently cancelled on January 26, 2002 by our board of directors.
(10) Mr. Yung surrendered 200,000 of these options back to the company on January 7, 2002 and they were subsequently cancelled on January 26, 2002 by our board of directors.

Option Grants

We did not grant any stock options to our Chief Executive Officer or other most highly compensated executive officers during the fiscal year ended December 31, 1999.

On April 14, 2000, China Broadband Corp. granted options to officers, directors and consultants exercisable to acquire a total of 4,175,000 shares at $1.00 per share. We cancelled 50,000 options and issued 50,000 warrants with identical terms and conditions. On November 1, 2000, China Broadband Corp. granted options to officers, directors and consultants exercisable to acquire a total of 650,000 common shares at $7.50 per share. On February 2, 2001, China Broadband Corp. granted options to officers, directors and consultants exercisable to acquire a total of 550,000 shares at $7.50 per share. On June 29, 2001, we issued options to directors and a consultant exercisable to acquire 460,000 common shares at $1.00 per share. On November 13, 2001, China Broadband Corp. granted options to officers, directors and consultants exercisable to acquire a total of 1,200,000 shares at $0.82 per share. On December 14, 2001, China Broadband Corp. cancelled 300,000 surrendered options which were returned to the option pool. On January 26, 2002, China Broadband Corp. cancelled 800,000 surrendered options which were returned to the option pool and issued options to directors to acquire a total of 300,000 shares at $0.50 per share. See "Recent Sales of Restricted Securities".

The following table sets forth information regarding stock option grants to our officers and directors as of March 25, 2002:
Individual Grants					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted (1)	Exercise or Base Price ($/Sh)(2)	Expiration Date	5% ($)	10% ($)
Matthew Heysel	500,000 50,000	8.6% 0.9%	$1.00 $0.82	4/13/2005 11/13/06	138,150 11,330	305,250 25,030
Daming Yang	500,000 50,000	8.6% 0.9%	$1.00 $0.82	4/13/2005 11/13/06	138,150 11,330	305,250 25,030
Thomas Milne	100,000 150,000	1.7% 2.6%	$1.00 $0.82	4/13/2005 11/13/06	27,630 33,990	61,050 75,090
Richard Dugal	150,000	2.6%	$0.50	01/26/07	20,721	45,788
Yves Mordacq	150,000	2.6%	$0.50	01/26/07	20,721	45,788
Barry Mackie	300,000	5.1%	$0.82	11/13/06	67,980	150,180
Teddy Ping Chang Yung	200,000	3.4%	$0.82	11/13/06	45,320	100,120
Richard Wing Kit Lam	100,000	1.7%	$0.82	11/13/06	22,660	50,060

(1) Based on options exercisable to acquire a total 5,835,000 shares to executive officers, directors and employees.

(2) The exercise price per share was equal to or greater than the fair market value of the common stock on the date of grant as determined by the Board of Directors.

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

Option Exercises

None of the Named Executive Officers have exercised options to purchase shares of our common stock as of March 25, 2002.

The following table sets forth details of each exercise of stock options during the financial year ended December 31, 2001 by any of the Named Executive Officers, and the financial year-end value of unexercised options on an aggregate basis.

Aggregated Options Exercised During the Financial Year Ended December 31, 2001 and Financial Year-End Option Values

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options At FY-End (#) Exercisable(2)/ Unexercisable	Value of Unexercised in the Money-Options at FY-End ($) Exercisable/ Unexercisable (1)
Matthew Heysel	Nil	Nil	516,666 (exercisable) 33,334 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Daming Yang	Nil	Nil	516,666 (exercisable) 33,334 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Thomas Milne	Nil	Nil	150,000 (exercisable) 100,000 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Barry Mackie	Nil	Nil	400,000 (exercisable) (3) 200,000 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Richard Lam	Nil	Nil	133,333 (exercisable) (4) 66,667 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Teddy Yung	Nil	Nil	266,666 (exercisable) (5) 133,334 (unexercisable)	$0 (exercisable) $0 (unexercisable)

(1) Based on NASD OTCBB closing price of $0.50 on December 31, 2001.
(2) Includes Options to purchase common shares within 60 days after December 31, 2001.
(3) 300,000 of these options were surrendered to the Company in January 2002 and subsequently cancelled.
(4) 100,000 of these options were surrendered to the Company in January 2002 and subsequently cancelled.
(5) 200,000 of these options were surrendered to the Company in January 2002 and subsequently cancelled.

Stock Option Plan

Our board of directors approved the creation of the 2000 Stock Option Plan and our shareholders ratified it on June 29, 2001. Under the plan, the board of directors may grant incentive and non-qualified options to acquire up to a total of 8,000,000 common shares to our directors, officers, employees and consultants. As of March 25, 2002, we had issued a total of 7,335,000 options and of these 1,500,000 options had expired or been cancelled leaving 5,835,000 options outstanding exercisable to acquirecommon shares.

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

The primary difference between "incentive stock options" and non-qualified options is the tax treatment of the option holder. If a holder complies with Internal Revenue Service rules regarding incentive stock options, a holder of an incentive stock can defer recognition of income for tax purposes until the shares underlying the options are sold. A holder of a non-qualified option generally recognizes income on the date of exercise. Incentive stock options may be granted to any individual who, at the time the option is granted, is an employee of China Broadband or any related corporation. Non-qualified stock options may be granted to employees and to others at the discretion of the plan administrator. The plan administrator fixes the exercise price for options in the exercise of its sole discretion, except that the exercise price for an incentive stock option must be at least the fair market value per share of the common stock at the date of grant (as determined by the plan administrator in good faith), or in the case of greater-than ten percent shareholders, at least one hundred ten percent of the fair market value per share. The exercise price may be paid in cash or, with the approval of the plan administrator, by other means, including withholding of option shares or delivery of previously held shares. Unless otherwise determined by the plan administrator, options granted under the plan vest over a four-year period, with one-quarter becoming exercisable at the end of one year of continuous status as an employee or consultant and the remaining 75% vest pro rata monthly over the following 36 months of continuous status as an employee or consultant. The plan administrator may accelerate the vesting of options in its sole discretion.

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

Alternative Compensation Plan

Our board of directors approved the Alternative Compensation Plan on March 22, 2002. Under the plan, the board of directors may issue up to 2,000,000 common shares to offset unpaid compensation to our directors, officers, employees and consultants. No common shares will be issued under this plan until it is approved by the shareholders. As of March 25, 2002, approximately $30,000 had accrued under this plan.

The plan is intended to retain the services of our valued key employees and consultants and others that the plan administrator may select to:

  encourage our employees and consultants to acquire a greater proprietary interest in China Broadband; and
  provide an equity incentive to consultants and others selected by the Board of Directors and the plan administrator.

The calculation of the per share conversion price on the unpaid compensation shall be determined by the administrator or shall be the average of the trading price for the last five trading days of the month in which the compensation is earned. If no trading has taken place during the last five trading days, the average of the bid and offer price for the last trading day will be the per share conversion price. Participants in the plan will be entitled to receive two times the amount of unpaid compensation owed to them. Conversion of any unpaid compensation shall occur on a quarterly basis. Upon termination of services, the participant has 3 months to elect to convert any unpaid compensation.

Director Compensation

We do not currently pay any cash compensation to directors for serving on our board, but we do reimburse directors for out-of-pocket expenses for attending board and committee meetings. Our independent directors receive stock options to purchase shares of our common stock as compensation for their service as directors. The terms of stock option grants made to independent directors are determined by the board of directors. See "Option Grants". We do not provide additional compensation for committee participation or special assignments of the board of directors.

Indemnification Of Directors, Officers And Others

We maintain director and officer liability insurance in the amount of $1,000,000.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

On June 29, 2001, we entered into an Indemnity Agreement with Matthew Heysel. Under this agreement, we indemnified Mr. Heysel, our Chairman and Chief Executive Officer, against any and all damages, costs, liabilities, charges and expenses arising from the claim made against Mr. Heysel and us which has subsequently been discontinued.

On August 8, 2001, we amended our By-laws to provide that, to the fullest extent permitted by law, we may indemnify our directors, officers and others who were or are a party to, or are threatened to be made a party to, any threatened, pending or completed action, suit or proceeding.

Employment And Consulting Contracts

We either directly or through our subsidiaries, have entered into consulting agreements with key individuals, including our executive officers, who perform services for us, as specified in the agreements. We use a standard form of consulting agreement, which defines terms of the agreement, services to be performed, compensation and benefits, confidentiality and individual specific benefits based on the requirements of the position. The following contracts have either or are about to expire. The board of directors has elected to continue to operate under the terms of these contracts on an month to month basis until such time as financing can be secured.

Mathew Heysel Consulting Agreement: Mathew Heysel provides services as our Chief Executive Officer on a full-time basis under the terms of a consulting agreement with MH Financial Management. We pay a base consulting fee in the annual amount of $120,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Heysel's services. The agreement was for a term of six months, which expired September 30, 2001. On November 13, 2001, our board of directors authorized us to renew Mr. Heysel's contract for a further six months under the same terms and conditions. The agreement contains non-compete provisions that restricts Mr. Heysel from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Heysel is no longer contracted by us for any reason. Should we terminate the consulting agreement, Mr. Heysel would be paid $60,000 at the time of termination. The agreement provides that in the event of a change of control, Mr. Heysel is to be paid five percent (5%) of the value of the sale of our assets or the value of the transaction which would constitute a takeover of the company. This amount is to be paid within 10 days of the transaction. Takeover of the company is defined as:

    any change in the holding, either direct or indirect, of shares of the company, or any reconstruction, reorganization, recapitalization, consolidation, amalgamation, merger, arrangement or other transaction, that results in a person who was, or a group of persons acting in concert who were, not previously in a position to exercise effective control of the Company in excess of the number that would entitle the holders thereof to cast twenty (25%) percent or more of the votes attaching to all shares of the Company, and the exercise of such effective control to cause or result in the election or appointment of two or more directors of the Company, or of the successor to the Company, who were not previously directors of the Company.

Daming Yang Consulting Agreement: Daming Yang provides services as our President on a full-time basis under the terms of a consulting agreement. The agreement was for a term of six months, which expired September 30, 2001. On November 13, 2001, our board of directors authorized us to renew Mr. Yang's contract for a further six months under the same terms and conditions. We pay a consulting fee in the annual amount of $60,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Yang's services. The agreement contains non-compete provisions that restricts Mr. Yang from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Yang is no longer contracted by us for any reason. The agreement has no change of control provisions.

Thomas Milne Consulting Agreement: Thomas Milne provides services as our Chief Financial Officer on a full-time basis under the terms of a consulting agreement with Precise Details Inc. We pay a consulting fee in the annual amount of $96,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Milne's services. The agreement was for a term of six months, which expired September 30, 2001. On November 13, 2001, our board of directors authorized us to renew Mr. Milne's contract for a further six months under the same terms and conditions. The agreement contains non-compete provisions that restricts Mr. Milne from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Milne is no longer contracted by us for any reason. The agreement has no change of control provisions.

Barry Mackie Consulting Agreement: Barry Mackie provides services as our Chief Technical Officer on a full-time basis under the terms of a consulting agreement. We pay a consulting fee in the annual amount of $120,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Mackie's services. The agreement is for a term of six months and expires on December 31, 2001. The agreement contains non-compete provisions that restricts Mr. Mackie from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Mackie is no longer contracted by us for any reason. The agreement has no change of control provisions.

Richard Lam Consulting Agreement: Mr. Lam provides services as our Vice President, Network Engineering on a full-time basis under the terms of a consulting agreement. This agreement is for a term of one year and expires on March 31, 2002. We pay a consulting fee in the annual amount of $92,400, subject to annual adjustments at the discretion of our board of directors, for Mr. Lam's services. The agreement contains non-compete provisions that restricts Mr. Lam from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Lam is no longer contracted by us for any reason. The agreement has no change of control provisions.

Teddy Yung Consulting Agreement: Mr. Yung provides services as our Vice President, Systems Engineering on a full-time basis under the terms of a consulting agreement with YungPC AP. Mr. Yung's consulting contract expired on April 1, 2001 and since that time, we continued to operate under the terms of Mr. Yung's previous contract. Mr. Yung has advise us that he will not be renewing his contract and will no longer provide services to us as of March 31, 2002. We paid a consulting fee in the annual amount of $100,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Yung's services. The agreement contained non-compete provisions that restricts Mr. Yung from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Yung was no longer contracted by us for any reason. The agreement had no change of control provisions. In connection with Mr. Yung's engagement and under separate contract with Mr. Yung directly, we agreed to grant Mr. Yung options exercisable to acquire 200,000 shares of our common stock, vesting on the date of grant. On November 1, 2000, we granted Mr. Yung options exercisable to purchase 200,000 shares of our common stock at an exercise price of $7.50, which vested immediately and which were to expire on November 1, 2003. Mr. Yung surrendered these options back to us in January 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of March 25, 2002 for:

  each of our directors and executive officers individually;
  each person or group that we know owns beneficially more than 5% of our common stock; and
  all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 19,516,641 shares of common stock outstanding as of March 25, 2001, together with applicable options for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Outstanding(1)

Officers and Directors

Matthew Heysel 1980, 440-2 Avenue SW Calgary, Alberta T2P 5E9	2,493,166 (2)	12.45% (2)
Daming Yang 1980, 440-2 Avenue SW Calgary, Alberta T2P 5E9	2,440,416 (3)	12.18% (3)
Thomas Milne 1980, 440-2 Avenue SW Calgary, Alberta T2P 5E9	200,200 (4)	1.02% (4)
Richard Dugal 700 - 312 Adelaide Street West Toronto, Ontario M5V 1R2	53,000 (5)	0.27% (5)
Yves Mordacq 20, rue du Mont Valerien 92210 Saint Cloud France	51,000 (6)	0.26% (6)
Barry Mackie 16680 - 85A Avenue Surrey, BC V4N 5A7	101,000 (7)	0.51% (7)
Richard Lam 4 Ayrmont Lane Aberdeen, New Jersey 07747	33,333 (8)	0.17% (8)
Teddy Yung Apartment 3C 136-35 Maple Avenue Flushing, New York 11355	66,666 (9)	0.34% (9)

Officers and Directors as a Group	5,438,781 (10)	25.9% (10)

5% Shareholders
Wei Yang Room 837, China Merchant Building Shenzhen, Guong Dong China 518067	2,423,750 (11)	12.11% (11)
Kai Yang 1002, Building C, Huiyuan Apart. Asia Game Village Beijing China 100101	2,084,750 (12)	10.63% (12)
  Based on 19,516,641 issued and outstanding shares of common stock at March 25, 2002.
  Includes 1,976,500 shares of common stock and options exercisable within 60 days of March 25, 2002 to acquire 516,666 shares of common stock.
  Includes 1,923,750 shares of common stock and options exercisable within 60 days of March 25, 2002 to acquire 516,666 shares of common stock.
  Includes 50,200 shares of common stock of which 10,000 shares are owned by Precise Details, Inc., a company over which Mr. Milne has control, 35,200 shares owned directly by Mr. Milne and 5,000 shares owned by Mr. Milne indirectly through his spouse; and options exercisable within 60 days of March 25, 2002 to acquire 150,000 shares of common stock.
  Includes 3,000 shares of common stock and options exercisable within 60 days of March 25, 2002 to acquire 50,000 shares of common stock.
  Includes 1,000 shares of common stock and options exercisable within 60 days of March 25, 2002 to acquire 50,000 shares of common stock.
  Includes 1,000 shares of common stock and options exercisable within 60 days of March 25, 2002 to acquire 100,000 shares of common stock.
  Consists of 33,333 shares of common stock acquirable upon exercise of options within 60 days of March 25, 2002.
  Consists of options exercisable within 60 days of March 25, 2002 to acquire 66,666 shares of common stock.
  Includes 3,955,450 shares of common stock and options exercisable within 60 days of March 25, 2002 to acquire 1,483,331 shares of common stock.
  Includes 1,923,750 shares of common stock and options exercisable within 60 days of March 25, 2002 to acquire 500,000 shares of common stock.
  Includes 1,984,750 shares of common stock and options exercisable within 60 days of March 25, 2002 to acquire 100,000 shares of common stock.

Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
China Broadband Corp. 2000 Stock Option Plan (2)	5,835,000	$1.85	2,165,000
Alternative Compensation Plan (3)	0	0 (3)	2,000,000
  Excluding securities reflected "Number of securities to be issued upon exercise of outstanding options, warrants and rights"
  Approved by security holders on June 29, 2001.
  Adopted by Board of Directors on March 22, 2002. To be presented to the security holders at our 2002 Annual Shareholders Meeting. As of December 31, 2001, the plan had not been adopted. No shares have been issued in connection with this plan as of March 25, 2002.

Alternative Compensation Plan

Our board of directors approved the Alternative Compensation Plan on March 22, 2002. Under the plan, the board of directors may issue up to 2,000,000 common shares to offset unpaid compensation to our directors, officers, employees and consultants. No common shares will be issued under this plan until it is approved by the shareholders. As of the March 25, 2002, approximately $30,000 had accrued under this plan.

The plan is intended to retain the services of our valued key employees and consultants and others that the plan administrator may select to:

  encourage our employees and consultants to acquire a greater proprietary interest in China Broadband; and
  provide an equity incentive to consultants and others selected by the Board of Directors and the plan administrator.

The calculation of the per share conversion price on the unpaid compensation shall be determined by the administrator or shall be the average of trading price for the last five trading days of the month in which the compensation is earned. If no trading has taken place during the last five trading days, the average of the bid and offer price for the last trading day will be the per share conversion price. Participants in the plan will be entitled to receive two times the amount of unpaid compensation owed to them. Conversion of any unpaid compensation shall occur on a quarterly basis. Upon termination of services, the participant has 3 months to elect to convert any unpaid compensation.

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

The following table outlines the names of the officers, directors and 5% beneficial shareholders of China Broadband (BVI) Corp. prior to the exchange agreement and reflects their holdings of China Broadband Corp. upon the closing of the transaction. The nature of each person's relationship to China Broadband (BVI) Corp. was continued with China Broadband Corp. For a current list of officers, directors and 5% beneficial shareholders see "Security Ownership of Certain Beneficial Owners and Management".

Name	China Broadband (BVI) Ownership Prior to Exchange		China Broadband Corp. Ownership After Exchange		Nature of Relationship to both entities
	Shares Held	Percentage	Shares Held	Percentage
Matthew Heysel	2,137,500	14.25%	1,923,750	12.8%	Chairman, Chief Executive Officer
Daming Yang	2,137,500	14.25%	1,923,750	12.8%	President and Director
Kai Yang	2,137,500	14.25%	1,923,750	12.8%	Beneficial shareholder and contractor
Wei Yang	2,137,500	14.25%	1,923,750	12.8%	Beneficial shareholder and contractor
Fevzi Ogelman	1,000,000	6.67%	900,000	6.0%	Beneficial shareholder
Qifeng Xue	900,000	6.0%	810,000	5.4%	Beneficial shareholder and contractor
Donghe Xue	900,000	6.0%	810,000	5.4%	Beneficial shareholder and contractor
Lu Wang	900,000	6.0%	810,000	5.4%	Beneficial shareholder
Thomas Milne	0	0%	0	0%	Director and Chief Financial Officer

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

In May 2000, China Broadband issued 500,000 shares at $0.20 per share; 1,530,000 shares at $1.00 per share and 1,301,667 shares at $7.50 per share for gross proceeds of $11,392,503. Richard Hurwitz, a former director, purchased 50,000 shares at $0.20 per share and 50,000 shares at $1.00 per share in these offerings. In addition, Precise Details, Inc., a company over which Thomas Milne, our Chief Financial Officer and a director, has control, purchased 50,000 at $0.20 per share. Precise Details subsequently transferred 40,000 of these shares to sixteen members of Mr. Milne's family for estate planning purposes in a private transaction. 10,000 of these shares were transferred to Mr. Milne and 5,000 of these shares were gifted and transferred for no consideration to Mr. Milne's spouse.

We acquired SoftNet Systems Inc.'s 50% interest in Big Sky Canada by paying $2.5 million in cash, issuing a promissory note in the principal amount of $1.7 million and issuing SoftNet 1,133,000 shares of our common stock with a value of $7.50 per share, which represented approximately 5.82% of our issued and outstanding share capital as of July 25, 2001. See "Transactions with SoftNet". At the time of this transaction, SoftNet was at arm's length to us.

Ian Aaron, a former director, previously served as President of SoftNet Systems, Inc. (1994-1999).

Wei Yang, a major shareholder in China Broadband Corp. and Daming Yang's brother, serves on the board of directors of our subsidiaries Big Sky Network Canada Ltd., Chengdu Big Sky Technology Services Ltd. and our Chengdu joint venture.

Kai Yang, a major shareholder in China Broadband Corp., is Daming Yang's brother.

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

On June 29, 2001, we entered into an Indemnity Agreement with Matthew Heysel. Under this agreement, we indemnified Mr. Heysel, our Chairman and Chief Executive Officer, against any and all damages, costs, liabilities, charges and expenses arising from the claim against Mr. Heysel and us which was subsequently discontinued.

On July 13, 2001, John Brooks, a director at the time, purchased 1,000 shares of common stock on the open market for $1.05 per share.

On July 31, 2001, Barry Mackie, our Chief Technology Officer, purchased 1,000 shares of common stock on the open market for $1.00.

In transactions during 2001 and 2002, Thomas Milne, our Chief Financial Officer and a director, purchased 25,000 shares of common stock on the open market.

Date	# of Shares	Price	Date	# of Shares	Price
July 13, 2001	3,000	$1.05	July 23, 2001	500	$1.00
July 13, 2001	4,000	$1.10	July 27, 2001	500	$1.03
July 13, 2001	7,000	$1.15	July 27, 2001	500	$1.00
July 13, 2001	4,500	$1.18	September 4, 2001	500	$0.90
July 20, 2001	500	$1.05	December 20, 2001	2,000	$0.46
			February 22, 2002	2,000	$0.40

In transactions during 2001 and 2002, Mr. Heysel, our Chairman and Chief Executive Officer, purchased a total of 52,500 shares of our common shares on the open market. 8,500 shares and 41,000 shares were purchased for the account of M.H. Financial Ltd. and Big Sky Holdings Ltd., respectively. Mr. Heysel is Chairman, an officer and a major shareholder of both companies.

Date	# of Shares	Price	Date	# of Shares	Price
July 6, 2001	500	$1.20	July 20, 2001	1,000	$1.00
July 10, 2001	500	$1.10	July 20, 2001	4,000	$1.05
July 11, 2001	5,000	$1.00	July 24, 2001	2,500	$1.03
July 13, 2001	1,000	$1.12	August 1, 2001	3,000	$1.026
July 13, 2001	1,000	$1.10	August 3, 2001	500	$1.02
July 13, 2001	2,000	$1.15	August 8, 2001	1,000	$0.90
July 13, 2001	3,000	$1.18	August 15, 2001	500	$0.90
July 16, 2001	3,000	$1.10	August 17, 2001	1,000	$0.90
July 16, 2001	1,500	$1.18	August 20, 2001	500	$0.90
July 16, 2001	500	$1.20	September 6, 2001	2,500	$0.85
July 17, 2001	2,000	$1.10	September 28, 2001	500	$0.55
July 17, 2001	1,000	$1.05	October 1-12, 2001	5,500	$0.82
July 17, 2001	2,500	$1.15	October 15 & 16, 2001	1,000	$0.82
July 18, 2001	1,000	$1.10	February 22, 2002	2,000	$0.30
July 19, 2001	2,500	$1.04

Effective February 13, 2002, Mr. Heysel transferred 1,130,000 common shares held in his name to Big Sky Holdings Inc., a company which Mr. Heysel owns 51%.

During the period ended June 30, 2001, our board of directors determined that it was in our best interest to establish a banking relationship and accounts in Hong Kong to fund our activities in Asia. We commenced discussions with the Hong Kong branch of Hong Kong Shanghai Bank Corporation in April 2001 and completed the documentation to establish an account as approved by our Board of Directors. We transferred $2,000,000 into an established personal account of our President, Daming Yang, in anticipation of depositing funds into the our HSBC - Hong Kong account. We had an oral agreement with Mr. Yang under which he was to hold the money us and transfer such funds after our HSBC account was opened, which was anticipated to take a few days. We had no formal or legal agreement with Mr. Yang related to the funds. The process of establishing the account, however, was repeatedly delayed by HSBC Hong Kong's request for information and certified copies of various corporate and other documents, in notarized form, including notarized copies of the passports of our officers and at least one independent director. We worked diligently with HSBC Hong Kong and its branch in Calgary to provide HSBC Hong Kong with the requested documentation and information.

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

During the quarter ended June 30, 2001, Mr. Yang disbursed, from his account, on our behalf, $270,000 to pay for modems purchased for our Chengdu joint venture and $200,000 as a working capital contribution in Chengdu. We earned $8,893 in interest on the funds held by Mr. Yang, for our benefit.

Subsequent to the quarter ended June 30, 2001, Mr. Yang disbursed, from his account, on our behalf, $90,206 as an initial payment for the purchase of equipment, $355,000 for Beijing office expenses and $35,000 for salary expenses in China. A total of $5,882 of interest was earned on our funds held in Mr. Yang's account subsequent to June 30, 2001.

On September 10, 2001, HSBC Hong Kong established an account for the Company and the funds held by Mr. Yang, totaling $1,064,562.26, were transferred to our account on September 21, 2001. Mr. Yang received no benefit from holding the funds.

On November 13, 2001, we granted options exercisable to acquire 1,200,000 common shares at $0.82 per share, to officers, directors and consultants. One third of the options vested immediately with the other two thirds vesting on the first and second anniversary of the grant date. These options expire November 13, 2006. These options were granted with an exercise price of $0.82 which was above fair market value. On November 13, 2001, the closing price of our stock was $0.40.

On December 14, 2001, we cancelled 300,000 options, which had been surrendered to the Company and returned these options to the option pool for future issuance in connection with our stock option plan. The following persons surrendered their options to the Company:

Name	# of Options
Matthew Heysel	50,000
Daming Yang	50,000
Thomas Milne	150,000
Jodi Larmour	50,000

On January 26, 2002, we cancelled a further 800,000 options, which had been surrendered to the Company, and returned these options to the option pool for future issuance under our stock option plan. The following persons surrendered their options:

Name	# of Options
Rolland Long	100,000
Teddy Yung	200,000
Richard Lam	100,000
Qun Hu	100,000
Barry Mackie	300,000

On January 26, 2002, we granted options exercisable to acquire a total of 300,000 common shares at $0.50 per share, to two new directors, Richard Dugal (150,000) and Yves Mordacq (150,000). These options were granted with an exercise price that was above fair market value. On January 25, 2002, the closing price of our stock was $0.40. One third of the options vested immediately with the other two thirds vesting on the first and second anniversary of the grant date. These options expire January 26, 2007.

On January 28, 2002, we entered into a Fee Arrangement Agreement with Michael Morrison, our Nevada legal counsel, to exchange 42,124 common shares, at a price of $0.50 per share, for $21,062 of debt owed by us to Mr. Morrison.

Mr. Yves Mordacq, a director, holds the position of Portfolio Manager with Banque Transatlantique, one of our shareholders.

On March 3, 2002, 183,333 options expired under our stock option plan in connection with Mr. John Brooks resigning from the board of directors.

We have entered into consulting agreements with Matthew Heysel, Daming Yang, Thomas Milne, Teddy Yung, Richard Lam and Barry Mackie. See "Employment and Consulting Agreements".

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT INDEX

Except for contracts made in the ordinary course of business, the following are the material contracts that have been entered into by China Broadband within the two years preceding the date of this registration statement:
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

10.29 (7)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang
10.30 (12)	Letter of Intent dated June 1, 2001 between Big Sky Network Canada Ltd. and Shanghai Min Hang Cable Television Center
10.31 (12)	Memorandum of Understanding dated June 18, 2001 between Big Sky Network Canada Ltd. and Beijing Gehua Cable TV Networks Co., Ltd.
10.32 (12)	Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing Branch of Ji Tong Network Communications Co., Ltd.
10.33 (12)	Consulting Agreement dated April1, 2001 between China Broadband Corp. and Precise Details Inc.
10.34 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and M.H. Financial
10.35 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Daming Yang
10.36 (12)	Indemnity Agreement dated June 29, 2001 between China Broadband Corp. and Matthew Heysel
10.37 (13)	Memorandum of Understanding between Big Sky Network Canada Ltd. and Fujian Provincial Radio and Television Network Co. Ltd. dated July 10, 2001
10.38 (14)	Note Cancellation Agreement between China Broadband Corp. and Canaccord International Ltd.
10.39 (15)	Consulting Agreement, dated July 1, 2001, between China Broadband Corp and Barry L. Mackie
10.40 (15)	Memorandum of Understanding between Chengdu Big Sky Network Technology Services Ltd. and Jitong Network Communications Co. dated October 15, 2001
10.41 (15)	Consulting Agreement, dated April 1, 2001 between China Broadband Corp. and Richard Lam
10.42	Joint Project Contract between the Chong Qing Branch of Jitong Network Communications Co. Ltd. and Chengdu Big Sky Network Technology Services Ltd. dated October 31, 2001
10.43	Alternative Compensation Plan
10.44	Fee Arrangement Agreement dated January 28, 2002 between China Broadband Corp. and Michael Morrison
16.1 (9)	Change in Auditor Letter of Amisano Hanson
16.2 (10)	Change in Auditor Letter of Arthur Anderson LLP
21.1 (16)	List of subsidiaries of registrant

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
(12) Previously filed on Form S-1, Amendment No. 3 on July 2, 2001.
(13) Previously filed on Form S-1, Amendment No. 4 on July 27, 2001.
(14) Previously filed on Form S-1, Amendment No. 5 on August 10, 2001.
(15) Previously filed on Form S-1, Amendment No. 7 on October 25, 2001.
(16) Previously filed on Form 10-QSB on November 14, 2001.

(b) The following 8-Ks were filed subsequent to September 30, 2001:

1.On October 24, 2001, we filed an 8-K to advise that on October 19, 2001, after Examinations for Discovery of two of our corporate officers, but prior to Examinations for Discovery of the Plaintiffs' officers, the Plaintiffs filed a Discontinuance of Action with the Alberta court, which evidence of the termination and cessation of the proceedings in the Action.

2. On January 31, 2002, we filed an 8-K to announce the following changes to our board of directors:

a. On December 14, 2001, Mr. Richard Dugal was appointed to the board of directors of China Broadband Corp.

b. On January 26, 2001, Mr. Yves Mordacq was appointed to the board of directors of China Broadband Corp.

c. On December 3, 2001, Mr. John Brooks resigned from the board of directors of China Broadband Corp.

d. On December 5, 2001, Mr. Ian Aaron resigned from the board of directors of China Broadband Corp. and from the board of directors of Big Sky Network Canada Ltd. (a wholly owned subsidiary of China Broadband Corp.). On this same date, Mr. Aaron took a position on the Company's Advisory Board.

e. On December 5, 2001, Mr. Richard Hurwitz resigned from the board of directors of China Broadband Corp. and took a position on the Company's Advisory Board.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calgary, Alberta, Canada, on March 28, 2002.

CHINA BROADBAND CORP.

By: /s/ Matthew Heysel

Matthew Heysel, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Matthew Heysel
Matthew Heysel /s/ Daming Yang	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002
Daming Yang /s/ Thomas Milne	President and Director	March 28, 2002
Thomas Milne /s/ Richard Dugal	Chief Financial Officer and Director (Principal Financial Officer)	March 28, 2002
Richard Dugal /s/ Yves Mordacq	Director	March 28, 2002
Yves Mordacq	Director	March 28, 2002

INDEX TO FINANCIAL STATEMENTS

Financial Statement	Location*

CHINA BROADBAND CORP.

Independent Auditors' Report	F - 1
Consolidated Balance Sheet	F - 2
Consolidated Statements of Operations	F - 3
Consolidated Statement of Stockholders' Equity	F - 4
Consolidated Statements of Cash Flows	F - 6
Notes to Consolidated Financial Statements	F - 8

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.

Independent Auditors' Report	F-26
Balance Sheet	F-27
Statement of Operations	F-28
Statement of Owner's Equity	F-29
Statement of Cash Flows	F-30
Notes to Financial Statements	F-31

SICHUAN HUAYU BIG SKY NETWORK LTD.

Independent Auditors' Report	F-37
Balance Sheet	F-38
Statement of Operations	F-39
Statement of Owner's Equity	F-40
Statement of Cash Flows	F-41
Notes to Financial Statements	F-42

Independent Auditors' Report

To the Board of Directors and Stockholders of

China Broadband Corp.:

We have audited the consolidated balance sheets of China Broadband Corp. (a Development Stage Enterprise) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and of cash flows for the year ended December 31, 2001, for the period from February 1, 2000 (date of incorporation) to December 31, 2000 and for the period from February 1, 2000 (date of incorporation) to December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits such consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the year ended December 31, 2001, for the period from February 1, 2000 (date of incorporation) to December 31, 2000 and for the period from February 1, 2000 (date of incorporation) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation is a development stage enterprise engaged in providing equipment and technical services to users of high speed Internet, data and voice services in The People's Republic of China. As discussed in Note 1 to the consolidated financial statements, the Corporation's operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Deloitte Touche LLP

Chartered Accountants

Calgary, Alberta, Canada

March 25, 2002

CHINA BROADBAND CORP. (a Development Stage Enterprise) Consolidated Balance Sheets (Expressed in United States Dollars)
	December 31,	December 31,
	2001	2000

	$	$
ASSETS
CURRENT
Cash and cash equivalents	672,096	4,668,128
Interest and other receivable	124,583	64,201
Prepaid expenses	169,275	117,119
	965,954	4,849,448

Investment in Shekou joint venture (Note 6)	2,026,906	2,482,018
Investment in Chengdu joint venture (Note 6)	--	1,321,884
Property and equipment, net (Note 5)	396,815	220,799
Intangible assets:
Intellectual property (Note 6)	500,000	819,402
Shekou joint venture (Note 6)	--	2,421,788
Chengdu joint venture (Note 6)	--	4,843,575
Goodwill (Note 6)	--	2,046,031
	3,889,675	19,004,945

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	263,423	250,840
Promissory note (Notes 4 and 15)	--	1,700,000
	263,423	1,950,840

CONTINUING OPERATIONS (Note 2)
CONTINGENCIES (Note 13)
COMMITMENTS (Note 14)

STOCKHOLDERS' EQUITY
Common stock
$0.001 par value, shares authorized: 50,000,000;	77,936	77,936
shares issued and outstanding at 2001 and 2000: 19,474,517 (Note 7)
Additional paid-in capital	21,939,827	20,631,344
Deferred compensation	(719,666)	(57,995)
Accumulated deficit	(17,671,845)	(3,597,180)
	3,626,252	17,054,105
	3,889,675	19,004,945

The accompanying notes are an integral part of this consolidated financial statement.

CHINA BROADBAND CORP. (a Development Stage Enterprise) Consolidated Statements of Operations and Deficit (Expressed in United States Dollars)
			Cumulative
			Period From
			Date of
			Inception
	Year	Period From	February 1,
	Ended	February 1, 2000 to	2000 to
	December 31,	December 31,	December 31,
	2001	2000	2001
	$	$	$
REVENUE
Technical consulting (Note 12)	--	208,333	208,333
Internet Services	20,579	--	20,579
Cost of Sales	(18,332)		(18,332)
	2,247	208,333	210,580

GENERAL AND ADMINISTRATIVE EXPENSES (including non-cash compensation of $396,036, 2000 - $67,093)	(5,977,838)	(3,685,398)	(9,663,236)
IMPAIRMENT OF ASSETS (Note 6)	(8,228,623)	--	(8,228,623)
	(14,204,214)	(3,477,065)	(17,681,279)

LOSS IN BIG SKY NETWORK CANADA LTD.	--	(181,471)	(181,471)

LOSS IN SHEKOU JOINT VENTURE (Note 6)	(283,682)	(202,421)	(486,103)

LOSS IN CHENGDU JOINT VENTURE (Note 6)	(1,098,087)	(43,706)	(1,141,793)

INTEREST INCOME	89,093	307,483	396,576

LOSS BEFORE EXTRAORDINARY ITEM	(15,496,890)	(3,597,180)	(19,094,070)

EXTRAORDINARY ITEM (Note 15)	1,422,225	--	1,422,225
NET LOSS	(14,074,665)	(3,597,180)	(17,671,845)

DEFICIT, BEGINNING OF PERIOD	(3,597,180)	--	--

DEFICIT, END OF PERIOD	(17,671,845)	(3,597,180)	(17,671,845)

LOSS PER SHARE BEFORE EXTRAORDINARY
ITEM
Basic and diluted	(0.80)	(0.20)	--

LOSS PER SHARE
Basic and diluted	(0.72)	(0.20)	--

SHARES USED IN COMPUTATION
Basic and diluted	19,474,517	17,696,752	--

The accompanying notes are an integral part of this consolidated financial statement.

CHINA BROADBAND CORP. (a Development Stage Enterprise) Consolidated Statements of Stockholders' Equity (Expressed in United States Dollars)
			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity
		$	$	$	$	$

Balance,	1,509,850	59,971	-	-	-	59,971
February 1, 2000

Issue of common stock
for the outstanding shares
of China Broadband
(BVI) Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
agreements at $0.20 per
share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
agreements at $1.00 per
share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreements at $7.50 per
share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
Compensation (Note 8)	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(15,496,890)	(15,496,890)
Extraordinary Gain (Note 15)	-	-	-	-	1,422,225	1,422,225

Balance,
December 30, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

The accompanying notes are an integral part of this consolidated financial statement.

CHINA BROADBAND CORP. (a Development Stage Enterprise) Condensed Consolidated Statements of Cash Flows (Expressed in United States Dollars)
	Year Ended December 31, 2001	Period From February 1 To December 31, 2000	Cumulative Period From Date of Inception February 1, 2000 to December 31, 2001
	$	$	$

CASH FLOWS RELATED TO THE FOLLOWING
ACTIVITIES

OPERATIONS
Net loss	(14,074,665)	(3,597,180)	(17,671,845)
Adjustments for non-cash items:
Extraordinary item (Note 15)	(1,422,225)	-	(1,422,225)
Depreciation and amortization	2,440,772	579,013	3,019,785
Impairment of assets (Note 6)	8,228,623	-	8,228,623
Loss in Big Sky Network Canada Ltd.	-	181,471	181,471
Loss in Shekou joint venture (Note 6)	283,682	202,421	486,103
Loss in Chengdu joint venture (Note 6)	1,098,087	43,706	1,141,793
Non-cash stock compensation	369,036	67,093	436,129

Changes in operating assets and liabilities
Interest and other receivables	(60,382)	(64,201)	(124,583)
Prepaid expenses	(52,155)	(117,119)	(169,274)
Accounts payable and accrued liabilities	12,581	(402,958)	(390,377)
Cash flows provided by operations	(3,176,646)	(3,107,754)	(6,284,400)

FINANCING

Issue of common stock for cash	-	11,892,503	11,892,503
Share issuance costs	-	(75,811)	(75,811)
Cash flows provided by financing	-	11,816,692	11,816,692

INVESTING
Fixed asset additions	(249,386)	(279,392)	(528,778)
Investment in Chengdu joint venture	(570,000)	(1,365,590)	(1,935,590)

Acquisition of Big Sky Network Canada Ltd
(net of cash acquired)	-	(2,395,828)	(2,395,828)
Cash flows provided by investing	(819,386)	(4,040,810)	(4,860,196)

NET (DECREASE)/ INCREASE IN CASH AND CASH
EQUIVALENTS	(3,996,032)	4,668,128	672,096

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD	4,668,128	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD (Note 10)	672,096	4,668,128	672,096

SUPPLEMENTAL CASH FLOW INFORMATION:	-	-	-
Cash paid for income taxes	115,290	-	115,290
Cash paid for interest

The accompanying notes are an integral part of this consolidated financial statement.

CHINA BROADBAND CORP. 1

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

1. INCORPORATION AND BACKGROUND

Incorporation and background

China Broadband Corp. (the "Corporation") was incorporated in Nevada in February 1993 under the name "Institute for Counseling, Inc." On April 27, 2000, Institute for Counseling, Inc. changed its name to China Broadband Corp. The Corporation is a development stage enterprise and is seeking to become a leading facilities based provider of equipment and technical services to support Internet usage in major urban markets throughout The People's Republic of China (the "PRC"). The Corporation was incorporated for the purpose of implementing a business strategy to provide equipment and services to users of high-speed Internet broadband services in major urban markets through the PRC.

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

On February 22, 2000, BSN issued an additional 10,000 shares to a third party for cash consideration of $500,000. As the Corporation controlled BSN, the financial statements of the Corporation included the accounts of BSN. On April 25, 2000, BSN issued a further 40,000 shares to the third party for cash consideration of $2,000,000. As a result of the April 25, 2000 transaction, the Corporation no longer controlled BSN and therefore for the period from April 26, 2000 to September 28, 2000, the Corporation's investment in BSN is accounted for using the equity method. On September 29, 2000, the Corporation purchased the shares of BSN held by the third party (see Note 4).

CHINA BROADBAND CORP. 2

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

1. INCORPORATION AND BACKGROUND (cont'd)

Investment in Big Sky Network Canada Ltd.(cont'd)

BSN signed a joint venture agreement on September 21, 1999 with China Merchants Shekou Industrial Zone, Ltd. ("China Merchants") to establish Shenzhen China Merchants Big Sky Network Ltd. ("Shekou JV"), the purpose of which is to provide Internet access to Chinese residential and business customer through the existing cable television infrastructure. Under the terms of the joint venture agreement, China Merchants agreed to provide all the non-broadcast rights on the cable network of a cable television station controlled by China Merchants. BSN is required to contribute a total of $3,000,000 to the Shekou JV as cash or equipment. BSN is also responsible for providing technical support to the Shekou JV. Over the Shenzhen JV's 15 year duration, BSN will be entitled to receive 60% of the profits earned between 2000 and 2004, 50% of the profits earned between 2005 and 2009 and 40% of the profits earned between 2010 and 2014. BSN is entitled to appoint four of the seven directors on the Board of Directors of the Shekou JV for the first five years of its operations and is thereafter, entitled to appoint three of the seven directors. As at December 31, 2001, the Corporation has contributed $2,684,438 to this joint venture.

On July 8, 2000, BSN signed a joint venture agreement with Chengdu Huayu Information Industry Co., Ltd. ("Chengdu Huayu") to establish Sichuan Huayu Big Sky Network Ltd. ("Chengdu JV"). The purpose of the Chengdu JV is to develop an advanced broadband software and hardware platform for data transmission and Internet related business in the Sichuan Province, the PRC. Under the terms of the joint venture agreement, Chengdu Huayu agreed to provide the joint venture with exclusive access to the customers of its data transmission network, and the rights to use all of its facilities and equipment. BSN is required to contribute a maximum of $5,500,000 to the Chengdu JV in cash or equipment. As at December 31, 2001, the Corporation has contributed $1,935,590 to this joint venture. Over the Chengdu JV's 20 year term, BSN will be entitled to receive 65% of the profits earned between 2001 and 2007, 50% of the profits between 2008 and 2013 and 35% of the profits earned between 2014 and 2020. BSN is entitled to appoint four of the seven Board of Directors of the Chengdu JV for the first seven years of its operations and is thereafter entitled to appoint three of the seven directors.

On November 25, 2000, BSN signed a joint venture agreement with Deyang Guangshi Network Development Ltd. ("Deyang Guangshi") to establish Deyang Guangshi Big Sky Ltd. ("Deyang JV") to provide equipment and services in support of customers requiring Internet access in the Deyang area of Sichuan Province. Under the terms of the joint venture agreement, Deyang Guangshi agreed to provide the joint venture with exclusive access to the customers of its data transmission network, and the rights to use all of its facilities and equipment. BSN is required to contribute $4,500,000 to the Deyang JV in cash or equipment, staged over the life of the agreement. As at December 31, 2001, the Corporation has not made any capital contributions to this joint venture. Over the Deyang JV's 20 year term, BSN will be entitled to receive 80% of the profits earned between 2001 and 2005, 60% of the profits between 2006 and 2010, 50% of the profits earned between 2011 and 2015, and 40% of the profits earned between 2016 and 2020. BSN is entitled to appoint four of the seven Board of Directors of the Deyang JV for the first ten years of its operations and is thereafter entitled to appoint three of the seven directors.

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

CHINA BROADBAND CORP. 3

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

1. INCORPORATION AND BACKGROUND (cont'd)

Chengdu Big Sky Network Technology Services Ltd.

In October 2001, the Corporation established a wholly owned subsidiary to provide high speed Internet access in the sector of Chengdu designated as a development zone for technology based companies. Chengdu Big Sky Network Technology Services Ltd. commenced operation in October, with connectivity provided by China Telecom, to a limited number of commercial customers. Chengdu Big Sky Network Technology Services Ltd. provides its own fibre link to commercial subscribers and government offices. While primary focus will be on commercial subscribers, residential subscriber services may also be offered in the future, within the Chengdu High Tech Park.

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

Additional investment of cash and equipment will be required to fully deploy in Chengdu. The contract for Deyang is similar to the contract for Chengdu. However, each contract subsequent to Shekou, in management's opinion, has resulted in improved terms for the Corporation in comparison to Shekou, including longer contract duration and greater proportion of profits earned in the commencement periods. Shekou was chosen as the first location as it is a concentrated, business oriented area, run by the PRC's oldest bank, China Merchants Group.  The successful Shekou JV deployment will be rolled out to other locations in the PRC with greater population bases and cable TV subscriber bases, such as Chengdu.  The Corporation was able to negotiate the right to receive a higher percentage of profits earned for the Chengdu JV and an even greater interest in the Deyang's profits earned.

CHINA BROADBAND CORP. 4

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

2. CONTINUING OPERATIONS

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

The PRC has enacted laws and regulations governing Internet access and the provision of online business, economic and financial information. Current or proposed laws aimed at limiting the use of online services could, depending upon interpretation and application, result in significant uncertainty to the Corporation, additional costs and technological challenges in order to comply with any statutory or regulatory requirements imposed by such legislation. Additional legislation and regulations that may be enacted by the government of the PRC could have an adverse effect on the Corporation's business, financial condition and results of operations.

The success of the Corporation will depend on the acceptance of broadband Internet services, which remains unproven in the PRC. The Corporation's Chinese joint venture partners may not be able to attract and retain subscribers to their Internet access services to whom the Corporation could sell equipment and technical services, or the Chinese joint venture partners may face intense competition, which could have an adverse effect on the Corporation's business, financial condition and results of operations. The Corporation's Shekou Joint Venture's ("Shekou JV") services were launched on June 30, 2000. The Corporation's Chengdu Joint Venture's ("Chengdu JV") services were launched on October 26, 2000 and as of December 31, 2001, it had connected a small number of subscribers. The Shekou JV and Chengdu JV are working to expand their subscriber base in the Shekou Industrial Zone and Chengdu. During recent board meetings of the Chengdu JV, the joint venture partners acknowledged that their lack of commitment to the project has caused the joint venture to experience shortfalls in subscriber growth due to equipment reliability. To date, the Chengdu JV partner has not demonstrated any efforts to address the shortfalls. As a result, the subscriber base has not grown in the past three quarters and the joint venture continues to incur losses.

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

Substantially all of the Corporation's revenues and operating expenses of the Corporation's joint ventures in the PRC will be denominated in Chinese Renminbi. Renminbi is convertible into foreign exchange for "current account" payments, such as the remittance of dividends to the Corporation and the purchase of imported equipment. However, there can be no assurance such convertibility will continue in the future.

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

CHINA BROADBAND CORP. 5

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

2. CONTINUING OPERATIONS (cont'd)

Management anticipates that the Corporation currently has sufficient working capital to fund the Corporation's plan of operation through June, 2002. The Corporation's costs to fund its plan of operation for the fiscal year ending December 31, 2002 is expected to decrease (primarily for salaries, travel, office and other similar expenses). The working capital is intended to fund the business operations of Big Sky Network Canada Ltd. ("BSN"), including funding the capital requirements of new and existing joint ventures or subsidiaries, funding additional technical, management and marketing/sales personnel and funding comprehensive marketing and promotional programs to increase market awareness and subscription sales. Management believes that additional funding will be required before June 30, 2002 to fund the implementation of BSN's business of establishing subsidiaries or entering into joint ventures.

The consolidated operations of the Corporation required cash of approximately $200,000 per month during 2001 for management and corporate administrative costs and approximately $50,000 per month to manage operations in the PRC. The Corporation has implemented cost controls to reduce its monthly expenses to $100,000 and $35,000 respectively for the upcoming year. The operating cash break even point for the facilities in Shekou and Chengdu is estimated by the Corporation to be the equivalent of 7,000 to 7,500 combined subscribers on an annualized basis at present pricing structures. The Corporation has not been successful negotiating with equipment suppliers for vendor financing or lease packages for capital equipment. Failing any new equity financing, the Corporation could continue the Shekou JV with existing working capital and modest growth in the subscriber base. The Corporation will continue the Chengdu JV with existing working capital and sale of equipment held by the joint venture until approximately June 30, 2002. The Corporation is reviewing other low cost value added services that may be added to the revenue mix with minimal capital requirements.

The Corporation evaluates the carrying value of goodwill and long term tangible and intangible assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". As a result of management's reduced expectation triggered by lower subscriber growth rates, and reduced telecommunications spending, the Corporation evaluated its long lived assets and was required to write down the carrying values to the fair value of those assets. (See Note 6)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates could include the allowance for potentially uncollectible accounts receivable and a valuation allowance for deferred tax assets. Actual results could differ from those estimates

3. ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, BSN, and Chengdu Big Sky Network Technology Services Ltd.

The equity method of accounting is used for companies in which the Corporation has significant influence; generally this represents common stock ownership of at least 20% and not more than 50%. The Corporation uses the equity method to account for its joint venture investments in Shekou and Chengdu. BSN was accounted for as a majority-controlled subsidiary until April 25, 2000. For the period April 26, 2000 to September 28, 2000, while the Corporation owned 50% of BSN, BSN was accounted for using the equity method. For the period September 29 to December 31, 2000, BSN is accounted for as a wholly-owned subsidiary (see Note 1). All material inter-company accounts and transactions have been eliminated.

CHINA BROADBAND CORP. 6

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

3. ACCOUNTING POLICIES (cont'd)

Cash equivalents

The Corporation considers all highly liquid debt instruments with maturities at the date of purchase of three months or less to be cash equivalents.

Investment in joint ventures

The joint ventures in Shekou and Chengdu are accounted for under the equity method of accounting. Management will continue to assess the valuation of the investment in the joint ventures, to ensure the joint ventures are achieving the planned results. If it is determined that a loss in the value of the joint venture which is other than a temporary decline has occurred, the loss will be recognized in the period in which it occurs. (See Note 6)

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

Goodwill and other intangible assets

Amortization of goodwill will be provided using the straight-line method over the estimated useful life of five years. Acquired intangible assets consist of intellectual property, Shekou JV and the Chengdu JV, and are amortized using the straight line method over estimated useful lives ranging from five to seven years.

Long-lived assets

The carrying value of long-lived assets, which includes goodwill and the investment in the joint ventures, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset. (See Note 6)

Income taxes

The Corporation accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carry forwards measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

Revenue recognition

The Corporation recognizes revenue from consulting services rendered to BSN on a ratable basis over the term of the services agreement. These revenue have been eliminated for the periods where the accounts of BSN are accounted for as a wholly owned subsidiary.

The Corporation and the joint ventures derive revenue from sale and rental of cable modems, monthly subscription fees and maintenance fees. Sales of cable modems are recognized when the goods are delivered and title has passed.

CHINA BROADBAND CORP. 7

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

3. ACCOUNTING POLICIES (cont'd)

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

Net loss per share

Basic loss per share ("EPS") excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be anti-dilutive.

Recent Accounting Pronouncements

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

In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". The FASB issued this statement in July 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Corporation expects to adopt this statement during the first quarter of fiscal 2002. During the twelve months ended December 31, 2001, goodwill amortization totalled $430,744 with an additional $311,321 of goodwill being written off at December 31, 2001. (See Note 6)

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Corporation expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that SFAS No. 143 will have a material impact on the Corporation's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management has not evaluated the effect on its consolidated financial statements that SFAS No. 144 will have in the future.

CHINA BROADBAND CORP. 8

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

4. ACQUISITION OF BIG SKY NETWORK CANADA LTD.

On September 29, 2000, the Corporation closed a common stock purchase agreement to buy 50,000 common shares of BSN, increasing its ownership to 100% of BSN. The acquisition was accounted for as a purchase. The purchase price was US$12.7 million, consisting of $2.5 million cash, a $1.7 million promissory note and 1,133,000 common shares of the Corporation with a fair market value of $8,497,500. The purchase price was allocated as follows:

$

Assets acquired, excluding cash
Net working capital deficiency	(742,327)
Investment in Shekou JV	2,684,438
Intellectual property	849,750
Chengdu JV	5,098,500
Shekou JV	2,549,250
Goodwill	2,153,717
12,593,328

Cash acquired	104,172

Net assets acquired	12,697,500

Interest on the promissory note was accrued at 8% per annum and was cancelled July 27, 2001. (See Note 15).

The values ascribed to the acquired intangibles including intellectual property, Shekou JV and Chengdu JV were based on an estimation of fair value. The Shekou JV and Chengdu JV intangibles represented government approved contracts to provide Internet services in the PRC. The valuation of the assets was performed by management. In preparing the valuation management made a number of assumptions which included the estimated subscriber base in both Shekou and Chengdu, the market value of subscribers based on values assigned subscribers in the United States and in Europe, the relationships established with the governments in the municipalities the Corporation was considering having operations in, the value of the extensive legal work in establishing the framework to have operations in China and discussions on the value of those operations with various vendors.

The Corporation incurred a fee under the agency agreement (see Note 9) in connection with this transaction. The fee was comprised of $253,950 of cash and 50,790 warrants exchangeable to common shares on payment of $7.50 per share. The fair value of the warrants of $44,472 and cash consideration of $253,950 was expensed in 2000.

The results of operations of BSN for the period from January 1 to December 31, 2001 (January 1, 2000 to April 25, 2000, September 29 to December 31, 2000) have been included in the consolidated statement of operations.

CHINA BROADBAND CORP. 9

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

5. PROPERTY AND EQUIPMENT

Property and equipment consist of:

	December 31, 2001	December 31, 2000
	$	$

Furniture and fixtures	162,504	145,855
Computer hardware and software	307,238	81,245
Leasehold improvements	59,036	52,292
	528,778	279,392
Accumulated amortization	(131,963)	(58,593)
	396,815	220,799

6. INVESTMENT IN JOINT VENTURES

As discussed in Note 1, BSN participates in both the Shekou JV and the Chengdu JV. The Corporation's investment in the Shekou JV and the Chengdu JV includes the unamortized excess of the Corporation's investment over its equity in the joint ventures' net assets. The excesses of $1,200,000 and $677,456 for the Shekou JV and the Chengdu JV, respectively, are being amortized on a straight-line basis over the estimated lives of the joint ventures of 7 years. As set out below, the total investment in the Chengdu JV was written off in 2001.

Impairment of Long Lived Assets

As part of the review of the December 31, 2001 financial results, management performed an assessment of the carrying value of the long-lived assets recorded from the 2000 acquisition of BSN (See Note 4) and also a review of the Company's direct investments in the Shekou and Chengdu JVs.

Recent economic trends have negatively impacted technology company market valuations and managements' outlook on expected future growth rates as compared to those growth rate assumptions at the time the investments were made. Based on the review, management concluded that the decline in valuations and expected growth rates within the Internet industry was more than a temporary condition. Consequently, the Corporation's management performed impairment analysis in accordance with its policy as disclosed in Note 1, and as a result, recorded a $7,549,111 write-down of intangible assets and $679,512 write-down of the investment in the Chengdu JV at December 31, 2001, represents the amount that the carrying value of these assets exceeded their fair value.

Fair value was determined by using the Corporation's business plan model to determine future discounted cash flows for periods of two years,15 and 20 years, given the uncertainties of doing business in China.. The assumptions supporting estimated future cash flows (growth rates, expenses and discount rate) were based on management's best estimates. Due to the joint ventures not meeting planned objectives, the Corporation has assessed the recoverability of the property and equipment used in its operations and has projected that the discounted future net cash flows from the use of these assets, together with their residual values, to be less than their carrying amounts. The table below outlines the resulting write downs.

Management considered that equity market valuations for Internet and telecommunications subscribers are considerably lower than two years ago, access to vendor financing is nearly non-existent and new equity capital for perceived high risk markets like China is very scarce. Although long term undiscounted cash flow projections show a reasonable cash flow potential, near term results are unlikely to be positive, while growth capital cannot be accessed.

CHINA BROADBAND CORP. 10

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

6. INVESTMENT IN JOINT VENTURES (cont'd)
Asset	Write Down
$
Investments
Investment in Chengdu JV	679,512
679,512

Intangible Assets
Intellectual property	198,010
Shekou JV	1,911,939
Chengdu JV	3,823,875
Goodwill	1,615,287
7,549,111
Total Long Term Assets	8,228,623

The Corporation has concluded that the remaining intellectual property will continue to be amortized on a straight line basis over the remaining useful life established at the time of acquisition; five years as the remaining useful life has not changed.

The following table is a condensed summary of the financial information of the Shekou JV, which is accounted for on an equity basis.

	December 31, 2001	December 31, 2000
	$	$

Current assets	1,168,309	1,859,728
Other assets	928,615	684,729

Total assets	2,096,924	2,544,457

Current liabilities	191,376	159,611
Capital	1,905,548	2,384,846

Total liabilities and capital	2,096,924	2,544,457

Gross Revenue	315,813	116,608

Gross Loss	(43,727)	(277,351)

Net loss	(472,803)	(615,734)
China Broadband Corp. Share of Loss	($283,682)	($202,421)

CHINA BROADBAND CORP. 11

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

6. INVESTMENT IN JOINT VENTURES (cont'd)

The following table is a summary of the financial information of the Chengdu JV, which is accounted for on an equity basis.

	$	$

Current assets	25,365	780,654
Other assets	352,705	155,314

Total assets	378,070	935,968

Current liabilities	274,315	3,989
Capital	103,755	931,979

Total liabilities and capital	378,070	935,968

Gross Revenue	12,755	--

Gross Loss	(136,405)	--

Net loss Impairment of Assets Total	(458,435) (1,230,930) (1,689,365)	(67,240) -- --
China Broadband Corp. Share of Loss	($1,098,087)	($43,706)

The services in Deyang have not commenced at December 31, 2001.

7. COMMON SHARES

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

CHINA BROADBAND CORP. 12

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

8. STOCK OPTION PLAN

(a) Stock Option Plan

The Board of Directors of the Corporation adopted the 2000 Stock Option Plan (the "Plan") during April 2000. Shareholders approved the Plan on June 29, 2001. Under the Plan, the Corporation has reserved 8,000,000 common shares for issuance under options granted to eligible persons. As at December 31, 2001, 6,618,333 have been granted with 1,381,667 available for granting.

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

(b) Option Activity

Option activity under the Plan is as follows:

	2001	2000
	Number of	Number of
	Shares	Shares

Opening Balance - January 1 (February 1, 2000)	4,775,000	-
Granted	2,210,000	4,825,000
Cancelled	(366,667)	(50,000)

Closing Balance, December 31,	6,618,333	4,775,000

Options available for granting	1,381,667	3,225,000

Option Plan Total	8,000,000	8,000,000

(c) Additional information regarding options outstanding as of December 31, 2001 is as follows:
Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.00	4,585,000	3.4	$1.00
$7.50	400,000	1.8	$7.50
$7.50	500,000	2.2	$7.50
$0.82	1,133,333	4.9	$0.82
	6,618,333	3.5	$1.85

CHINA BROADBAND CORP. 13

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

8. STOCK OPTION PLAN (cont'd)

(d) As discussed in Note 3, the Corporation accounts for its employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees and its Related Interpretations". Had compensation expense been recognized based on the fair values of the options on the date granted to employees, additional compensation expense of $92,028 ($836,654 - 2000) would have been recognized. The Corporation's net loss applicable to common shares and net loss per common share would have increased to the pro forma amounts shown below.

	2001	2000	Cumulative since Inception
	$	$	$

Net loss before extraordinary item
Reported	(15,496,890)	(3,597,180)	(19,094,070)
Pro forma	(15,588,918)	(4,433,834)	(20,022,752)

Basic loss per share before Extraordinary Item
Reported	(0.80)	(0.20)	--
Pro forma	(0.80)	(0.25)	--

Net loss after Extraordinary Item
Reported	(14,074,665)	(3,597,180)	(17,671,845)
Pro forma	(14,166,643)	(4,433,834)	(18,600,477)

Basic loss per common share
Reported	(0.72)	(0.20)	--
Pro forma	(0.73)	(0.25)	--

The fair value of stock options used to compute the Pro Forma net loss and Basic loss per common share is the estimated fair value at grant date determined by the Black-Scholes option pricing model with the following assumptions as at December 31.

	2001	2000

Dividend yield	0%	0%
Expected volatility	92%	50%
Risk free interest rate	3.28%	6.32%
Expected option life	4.78 years	2.9 years

Compensation expense of $369,036 ($15,235 - 2000) has been recognized in the consolidated financial statements for non-employee stock option grants. No amounts have been recognized for stock-based employee compensation awards.

CHINA BROADBAND CORP. 14

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

9. WARRANTS

The Corporation has the following warrants outstanding at December 31, 2001. Each warrant can be exchanged for 1 common share at the exercise price noted

Date	Number
of	of	Exercise	Expiry
Grant	Warrants	Price	Date

September 2000	50,790	$7.50	November, 2002
November 2000	5,000	$7.50	April, 2002
November 2000	95,000	$1.00	April, 2002
April 2000	50,000	$1.00	April, 2005
July 2001	500,000	$1.00	July 27, 2003

The 50,790 warrants were granted in 2000 in connection with the purchase of 50% of BSN and an agency agreement (see Note 4).

100,000 warrants were granted for investor relation services during 2000. The fair value of these warrants was $65,381 and is recorded as deferred compensation and is being amortized over the term of the service agreement of 18 months. 95,000 of these warrants were re-priced to $1.00 during the year for future services. The value of the 95,000 re-priced warrants using the Black-Scholes option pricing model was nil. The remaining deferred compensation of $14,408 from these warrants was amortized as compensation expense during the year.

The remaining 50,000 warrants were granted to a consultant in 2000. The fair value of these warrants was $351 and was expensed in 2000.

500,000 warrants were issued as partial payment for the surrender and cancellation of a promissory note (Note 15). The rights represented by this warrant entitle the holder to exercise the warrants in whole or in part for up to 500,000 common shares at a price of $1.00 per common share.

10. RELATED PARTY TRANSACTION

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

CHINA BROADBAND CORP. 15

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

10. RELATED PARTY TRANSACTION (cont'd)

The following transactions were processed through Mr. Yang's account during the period he held the Corporation's funds:

	Description
Date	Amount	$

April 17, 2001	Transfer $2,000,000 (less service charges)	1,999,992
April 28, 2001	Deposit interest	1,618
May 15, 2001	Purchase of Modems	(270,000)
May 15, 2001	Purchase Term Deposit	(1,500,000)
May 31, 2001	Deposit Interest	1,731
June 28, 2001	Term Deposit Matures	1,505,239
June 28, 2001	Purchase Term Deposit	(1,000,000)
June 28, 2001	Wire transfer to Chengdu re: Registration & Investment Wire
	Transfer in transit until July 10, 2001	(200,000)
June 30, 2001	Deposit Interest	306
July 7, 2001	Purchase of equipment from Cisco	(90,206)
July 7, 2001	Beijing Office expenses for May, June & July	(180,000)
July 31, 2001	Interest on account	288
August 10, 2001	Salary expenses	(20,032)
August 10, 2001	Beijing Office expenses for August and September	(120,032)
August 31, 2001	Interest on account	174
September 21, 2001	Term Deposit Transferred in	1,005,580
September 21, 2001	Salary Expense	(15,032)
September 21, 2001	Beijing Office expenses for October	(55,032)
September 21, 2001	Service Fee on Transfer of Funds	(32)

Balance Upon Transfer to HSBC - Hong Kong		1,064,562

During the quarter ended June 30, 2001, the Corporation authorized Mr. Yang to disburse, from his account, on the Corporation's behalf, $270,000 to pay for modems purchased for the Chengdu JV and initiate a wire transfer of $200,000 as a working capital contribution in Chengdu. The Corporation earned $8,894 in interest on the funds held by Mr. Yang, for the Corporation's benefit.

During the quarter ended September 30, 2001, the Corporation authorized Mr. Yang to disburse from his account, on the Corporation's behalf, $90,206 for the purchase of equipment, $355,000 for Beijing office expenses and $35,000 for salary expenses in China. A total of $5,882 of interest was earned on the Corporation's funds held in Mr. Yang's account, for the Corporation's benefit.

On September 10, 2001, a Hong Kong branch of Hong Kong Shanghai Banking Corporation ("HSBC") established an account for the Corporation and the funds held by Mr. Yang, totaling $1,064,562 were transferred to the Corporation's account on September 21, 2001. Mr. Yang received no benefit from holding the funds.

On December 31, 2001, $9,310 was due from an officer and director. This amount was repaid on March 12, 2002.

 CHINA BROADBAND CORP. 16

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

11. INCOME AND OTHER TAXES

The Corporation did not provide any current or deferred U.S. federal or foreign income tax provision or benefit because it has experienced operating losses since inception. The Corporation is not liable for any state taxes. The Corporation has provided a full valuation allowance on the deferred tax asset, consisting primarily of a net operating loss, because of uncertainty regarding its realizability.

At December 31, 2001, the Corporation had a net operating loss of approximately $13,047,628 ($2,480,132 - 2000) for U.S. federal purposes. Utilization of the net operating loss, which begins to expire at various times starting in 2007, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

The Corporation is eligible to recover significant portions of the Canadian Goods and Services Tax (GST) that it pays in its Canadian office operations. The Corporation makes application quarterly to the Canada Customs and Revenue Agency for GST paid in the previous quarter.

12. UNEARNED REVENUE

The Corporation received $0 ($500,000 - 2000) as an advance payment from BSN for technical consulting services to be provided by the Corporation to BSN over a 12 month period, commencing in May 2000 (see Note 1). As a result of the Corporation acquiring BSN in 2000 (See Note 3) this amount has been eliminated on consolidation since the acquisition date (September 29, 2000).

13. CONTINGENCIES

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

The Corporation filed an application for a hearing to recover legal costs it has incurred of $64,048. The Court has ruled that the Plaintiffs must reimburse the Corporation $16,667.

14. COMMITMENTS

BSN has entered into an investment commitment for capital contributions to the joint venture with Chengdu Huayu, located in the PRC. Future maximum capital contributions are $5,500,000. To date, $1,935,590 has been contributed to this joint venture. The remaining $3,564,410 is required to be spent over the life of the joint venture, funded from the cash flow of the joint venture. In the present environment, the Corporation does not intend to increase its investment in Chengdu.

BSN has also entered into an investment commitment for capital contributions to the joint venture with Deyang Guangshi, located in the PRC. Future maximum contributions are $4,500,000. No funds have been contributed to this joint venture at December 31, 2000. The funding is required to be spent over the life of the joint venture, funded from the cash flow of the joint venture.

CHINA BROADBAND CORP. 17

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

14. COMMITMENTS (cont'd)

On February 13, 2001, the Corporation announced that it had entered into an agreement with a supplier to purchase equipment and services relating to the Internet services provided by the joint ventures in the PRC. Under the terms of the agreement, the Corporation has the option of purchasing up to $250 million in equipment and services at discounted prices over the five-year term. During the year ended December 31, 2001, the Corporation did not purchase any equipment under this agreement.

On March 8, 2001, BSN entered into a cooperative joint venture agreement with Changsha Guang Da Television Broadcast Network Ltd. ("Changsha Guang Da") to provide Internet technology service in Hunan Province, PRC. The agreement, subject to government approvals, commits Changsha Guang Da to provide exclusive access to its HFC network, facilities and frequencies to allow the joint venture to provide Internet connectivity services to cable TV subscribers of Changsha Guang Da. The contract duration is 18 years. BSN will receive 65% of the net revenue during the first five years, 50% for the next five years and 40% thereafter. Under the terms of the agreement, BSN is required to invest $18 million of capital and equipment, staged over the life of the joint venture agreement. As at December 31, 2001, the Corporation had not contributed to this joint venture.

On November 13, 2001, the Corporation announced that BSN had entered into a 12 year contract with Jitong Network Communications Co. Ltd. ("Jitong") to enable broadband Internet access and value-added services including IP telephony over Jitong's exiting 1500 kilometre metropolitan area network in Chong Qing. BSN will contribute management, technology and capital to deploy within the city core, with staged expansion throughout the city as capital and resources permit. Initial capital commitments will be limited to establishing a test system to validate ongoing deployment. As at December 31, 2001, the Corporation had not contributed funds to this joint venture.

Minimum lease payments under the Corporation's Office lease are as follows for the years ending December 31:

$
2002	100,772
2003	100,772
2004	100,772
2005	34,156 336,472

15. PROMISSORY NOTE/EXTRAORDINARY GAIN

On July 27, 2001, the Corporation completed a transaction to cancel a promissory note payable (see Note 4).

The promissory note was surrendered for a warrant to purchase 500,000 shares of the Corporation's common stock at a price of $1.00 per share. The warrant expires on July 27, 2003. A payment of $115,290.43 was also made representing the accrued interest on the promissory note from September 29, 2000 to the closing date at a rate of 8% per annum. Using the Black Scholes method of valuing warrants, the warrants had a value of $277,775, that resulted in an extraordinary gain of $1,422,225. The gain will result in an income tax expense of approximately $498,000, however, the Corporation has sufficient losses carried forward to offset the expense.

CHINA BROADBAND CORP. 18

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2001

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

16. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

Interim Quarter Ended	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	$	$	$	$
Sales	20,579	--	--	--
Gross profit (loss)	2,247	--	--	--
Net loss from continuing operations	(11,003,530)	(1,603,117)	(1,618,064)	(1,272,179)
Net loss (after extraordinary gain)	(11,003,530)	(180,892)	(1,618,064)	(1,272,179)

Loss per share
Before extraordinary gain	(0.57)	(0.08)	(0.08)	(0.07)
After extraordinary gain	(0.57)	(0.01)	(0.08)	(0.07)

Interim Quarter Ended	December 31, 2000	September 30, 2000	June 30, 2000	Period from Inception February 1, 2000 to March 31, 2000
	$	$	$	$
Sales	--	125,000	83,333	--
Gross profit (loss)	--	125,000	83,333	--
Net loss from continuing operations	(2,520,603)	(748,330)	(70,671)	(257,576)
Net loss (after extraordinary gain)	(2,520,603)	(748,330)	(70,671)	(257,576)

Loss per share
Before extraordinary gain	(0.14)	(0.04)	(0.00)	(0.17)
After extraordinary gain	(0.14)	(0.04)	(0.00)	(0.17)

17. SUBSEQUENT EVENTS

  Officers and directors of the Corporation returned for cancellation Option agreements representing options to acquire 800,000 common shares at $7.50 per share. No compensation was paid to the officers and directors for cancellation of the Options.
  A legal advisor to the Corporation received a total of 42,124 common shares with a deemed value of $0.50 per share to settle amounts owing of $21,062 on January 28, 2002.
  The Corporation's Board of Directors has approved an Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of common shares instead of cash. The Alternative Compensation Plan will be presented to shareholders of the Corporation at the Annual Shareholders Meeting for approval. No common shares will be issued prior to approval of the plan by the shareholders.
  Two new directors appointed to the Board of Directors received a grant on January 26, 2002, of 150,000 options each, under the Corporation's 2000 Stock Option Plan at an exercise price of $0.50 per common share.
  On March 22, 2002, the Corporation's board of directors approved an Agency Agreement with Canaccord Capital Europe Limited to raise a maximum of $2,000,000 at an issue price of $0.25 per common share, in one or more closings. This financing is expected to close in April 2002. Expenses of the issue are expected to be $250,000.

Independent Auditors' Report

To the Board of Directors and Shareholders of

Shenzhen China Merchants Big Sky Network Ltd.

We have audited the accompanying balance sheets of Shenzhen China Merchants Big Sky Network Ltd. (the "Joint Venture"), a Development Stage Enterprise, as of December 31, 2001 and 2000, and the related statements of operations, owners' equity and cash flows for the years ended December 31, 2001 and 2000, and for the period from November 11, 1999 (date of establishment) to December 31, 2001. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the period from November 11, 1999 (date of establishment) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte Touche Tohmatsu

Certified Public Accountants

Hong Kong,

March 25, 2002

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.

(a Development Stage Enterprise)

Balance Sheet

(Expressed in Renminbi)

	December 31, 2000	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalent Accounts receivables Other current assets Inventories (Note 3)	9,389,391 144,245 163,327 -	12,794,175 179,531 124,694 2,295,310
Total current assets	9,696,963	15,393,710
Property and equipment, net (Note 4)	7,707,509	5,667,773
TOTAL ASSETS	17,404,472	21,061,483
LIABILITIES AND OWNERS' EQUITY Current liabilities:
Accounts payable Other payables Accrued liabilities Prepaid rentals Amount due to joint venturer	5,300 694,101 368,933 462,153 57,936	787,360 119,450 356,414 -- 57,942
Total current liabilities	1,588,423	1,321,166
Owners' equity:
Contributed capital (Note 5) Additional paid-in capital (Note 5) Deficit accumulated during the development stage	24,832,200 4,800 (9,020,951)	24,832,200 4,800 (5,096,683)
Total owners' equity	15,816,049	19,740,317
TOTAL LIABILITIES AND OWNERS' EQUITY	17,404,472	21,061,483

The accompanying notes are an integral part of these financial statements.

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.

(a Development Stage Enterprise)

Statement of Operations

(Expressed in Renminbi)
	Year ended December 31, 2001	Period from November 11, 1999 (date of establishment) to December 31, 2000	Cumulative period from November 11, 1999 (date of establishment) to December 31, 2001

Revenue (Note 6)	2,621,248	965,210	3,586,458
Cost of revenue	(2,984,184)	(3,260,960)	(6,245,144)

Gross loss	(362,936)	(2,295,750)	(2,658,686)
Interest income	228,997	303,625	532,622
Selling expenses	(460,350)	--	(460,350)
General and administrative expenses	(3,329,979)	(3,104,558)	(6,434,537)

Net loss	(3,924,268)	(5,096,683)	(9,020,951)

The accompanying notes are an integral part of these financial statements.

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.

(a Development Stage Enterprise)

Statement of Owner's Equity

(Expressed in Renminbi)

	Contributed capital	Additional paid-in capital	Deficit accumulated during the development stage	Total owners' equity
Capital contributions by joint venturer	24,832,200	4,800	-	24,837,000
Net loss	-	-	(5,096,683)	(5,096,683)
Balance at December 31, 2000	24,832,200	4,800	(5,096,683)	19,740,317
Net loss	-	-	(3,924,268)	(3,924,268)
Balance at December 31, 2001	24,832,200	4,800	(9,020,951)	15,816,049

The accompanying notes are an integral part of these financial statements.

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.

(a Development Stage Enterprise)

Statement of Cash Flows

(Expressed in Renminbi)

	Year ended December 31, 2001	Period from November 11, 1999 (date of establishment) to December 31, 2000	Cumulative period from November 11, 1999 (date of establishment) to December 31, 2001

Cash flows from operating activities
Net loss	(3,924,268)	(5,096,683)	(9,020,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,457,020	277,351	1,734,371
Changes in operating assets and liabilities:
Accounts receivables and other current assets	(3,347)	(304,225)	(307,572)
Inventories	326,346	(2,295,310)	(1,968,964)
Accounts and other payables	(207,409)	906,810	699,401
Prepaid rentals	462,153	--	462,153
Amount due to joint venturer	(6)	57,942	57,936
Accrued liabilities	12,519	356,414	368,933

Net cash (provided) used in operating activities	(1,876,992)	(6,097,701)	(7,974,693)
Cash flows from investing activities
Purchase of property and equipment	(1,527,792)	(2,587,894)	(4,115,686)
Cash flows from financing activities
Capital contributions from joint venturer	--	21,479,770	21,479,770

Net (decrease) increase in cash and cash equivalents	(3,404,784)	12,794,175	9,389,391
Cash and cash equivalents at beginning of the period	12,794,175	--	--

Cash and cash equivalents at end of the period	9,389,391	12,794,175	9,389,391

Supplemental cash flow information:
Cash received from interest income	228,997	303,625	532,622

Non-cash investing activities
Property and equipment	--	3,357,230	3,357,230

The accompanying notes are an integral part of these financial statements.

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD. 1

(a Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended December 31, 2001 and 2000

(Expressed in Renminbi)

1. FORMATION AND NATURE OF BUSINESS

Formation and background

Shenzhen China Merchants Big Sky Network Ltd. (the "Joint Venture" or "Shekou JV") was established under the laws of the People's Republic of China on Co-operative Joint Ventures and other relevant laws of China and regulations of Shekou. The Joint Venture is a development stage enterprise and is seeking to become a leading facilities based provider of equipment and technical services to support internet usage in an urban market in the People's Republic of China (the "PRC"). The joint venture was established on November 11, 1999.

A joint venture agreement was signed on September 21, 1999 between Big Sky Network Canada Ltd. ("BSN") and China Merchants Shekou Industrial Zone, Limited ("China Merchants") to establish the Shekou JV. The purpose of the Shekou JV is to provide internet access to Chinese residential and business customers through the existing cable television infrastructure. Under the terms of the joint venture agreement, China Merchants agreed to provide all the non-broadcast rights on the cable network of a cable television station controlled by China Merchants. BSN is required to contribute a total of USD3,000,000 to the Shekou JV in cash or equipment. BSN is also responsible for providing technical support to the Shekou JV. Over the Shekou JV's 15 year duration, BSN will be entitled to receive 60% of the profits earned between 2000 and 2004, 50% of the profits earned between 2005 and 2009 and 40% of the profits earned between 2010 and 2014. BSN is entitled to appoint four of the seven directors on the Board of Directors of the Shekou JV for the first five years of its operations and is thereafter, entitled to appoint three of the seven directors. Upon the expiration of the joint venture term, and if the joint ventures decide not to extend the term, all the remaining property and equipment will be attributable to China Merchants and the remaining assets and liabilities of the Joint Venture will be distributed in accordance with the BSN's 40% interest in the Joint Venture.

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

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD. 2

(a Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended December 31, 2001 and 2000

(Expressed in Renminbi)

1. FORMATION AND NATURE OF BUSINESS (cont'd)

Continuing operations (cont'd)

Management anticipates that the Joint Venture currently has sufficient working capital to fund the Joint Venture's plan of operation through the year ending December 31, 2002. The Joint Venture's costs to fund its plan of operation for the fiscal year ending December 31, 2002 is expected to decrease marginally as start up costs have been met. The working capital is intended to fund the business operations of the Joint Venture, including funding the capital requirements, funding additional technical, management and marketing/sales personnel and funding comprehensive joint venture marketing and promotional programs to increase market awareness and subscription sales.

The Joint Venture was established on November 11, 1999.

During the year ended December 31, 2000, the Joint Venture commenced its principal business operations. The revenue for the period from the commencement of principal operations was not significant.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest-bearing savings accounts, and time certificates of deposit with a maturity at purchase date of three months or less.

Inventories

Inventories represent cable modem which are stated at the lower of cost and market. Cost is calculated using the weighted average method.

Property and equipment

Property and equipment are recorded at cost less depreciation. Depreciation is computed using the straight line method as follows:

Cable modems	33 1/3%
Furniture, fixtures and equipment	20%
Leasehold improvements	20%
Motor vehicles	20%
Plant and machinery	10%

The depreciation of leasehold improvements is based on the shorter of the lease term or the estimated useful lives of the improvement.

Long-lived assets

The carrying value of long-lived assets, include goodwill, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset.

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD. 3

(a Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended December 31, 2001 and 2000

(Expressed in Renminbi)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Revenue recognition

Revenue represents the net amounts received and receivable from sales and rentals of cable modems, monthly subscription fees and maintenance fees.

Sales of cable modems are recognized when the goods are delivered and title has passed. Rentals of cable modems are recognized on a straight line basis over the term of the relevant lease.

Subscription fees and maintenance fees are recognized when services rendered.

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

Financial statements estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

New accounting standards

In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets", which supersedes APB Opinion No. 17. "Intangible Assets". The FASB issued this statement in July 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Management does not believe that the adoption of SFAS No. 142 will have a material impact on the financial statements.

In June 2001, the FASB approved SFAS No. 141, "Business Combinations" and issued this statement in July 2001. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Management does not believe that the adoption of SFAS No. 141 will have a material impact on the Joint Venture's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Joint Venture expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that the adoption of SFAS No. 143 will have a material impact on the Joint Venture's financial statements.

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD. 4

(a Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended December 31, 2001 and 2000

(Expressed in Renminbi)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

New accounting standards (cont'd)

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", resolves significant implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business segment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management is currently reviewing the Joint Venture's long-lived assets in accordance with SFAS No. 144. Management is uncertain if the adoption of SFAS No. 144 will have a significant impact on the Joint Venture's financial position until this review is completed.

3. INVENTORIES
	December 31, 2001	December 31, 2000
Finished goods	-	3,517,795
Less: Reserve for decline to market value	-	(1,355,063)
	-	2,295,310

4. PROPERTY AND EQUIPMENT, NET

	December 31, 2001	December 31, 2000
Cable modems	1,959,631	142,993
Furniture, fixtures and equipment	2,908,819	2,313,202
Leasehold improvements	293,663	293,663
Motor vehicles	280,500	280,499
Plant and machinery	3,999,267	2,914,767
	9,441,880	5,945,124
Accumulated depreciation	(1,734,371)	(277,351)
	7,707,509	5,667,773

The depreciation charged for the years ended December 31, 2001 and 2000 was RMB1,457,020 and RMB277,351 respectively.

5. CONTRIBUTED CAPITAL

The Joint Venture's registered and contributed capital was USD3,000,000. This was contributed by cash of RMB21,479,770 and property and equipment of RMB3,357,230 where the excess of RMB4,800 was recorded as additional paid-in capital.

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD. 5

(a Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended December 31, 2001 and 2000

(Expressed in Renminbi)

6. REVENUE

	Year ended December 31, 2001	Year ended December 31, 2000
Sale of Cable modems	316,556	616,995
Rentals of cable modems	312,595	7,929
Subscription fees	1,744,939	182,290
Maintenance fees	247,158	157,996
	2,621,248	965,210

7. INCOME TAXES

The Joint Venture did not provide any current or deferred tax provision or benefit because it has experienced an operating loss since establishment.

The Joint Venture had net accumulated operating losses of approximately RMB9,020,951 (RMB5,096,683 in 2000) which was not yet agreed with the PRC tax authority for future deduction to the Joint Venture's profit. For financial purposes, based on the effective statutory rate of 33%, a valuation allowance of RMB2,976,914 (RMB1,681,905 in 2000) was provided to offset fully the future deferred tax asset of RMB2,976,914 (RMB1,681,905 in 2000), representing the maximum benefit from unutilized tax losses which can be carried forward up to five years from the year in which the loss was originated to offset future taxable profit.

8. RELATED PARTY BALANCES AND TRANSACTIONS
	December 31, 2001	December 31, 2000
Amount due to BSN	57,936	57,942

Payable to the joint venturer is non-interest bearing, unsecured and has no fixed terms of repayment.

In addition, the joint venture paid consultancy fees of RMB171,000 (Nil in 2000) to Chengdu Big Sky Network Service Ltd. in 2001.

9. COMMITMENTS

The Joint Venture leases office premises under operating leases. At December 31, 2001, the Joint Venture has operating lease commitment of RMB66,300 payable in 2002 (RMB63,769 payable in 2001 at December 31, 2000).

Rental expense under operating lease for the years ended December 31, 2001 and 2000 was RMB315,690 and RMB243,488 respectively.

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD. 6

(a Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended December 31, 2001 and 2000

(Expressed in Renminbi)

10. FINANCIAL INSTRUMENTS

Revenue from future operations in the PRC are denominated in RMB and most of the Joint Venture's expenses are also denominated in RMB. The official exchange rate for the conversion of RMB to United States dollars has been stable. The Joint Venture does not expect to use any foreign exchange hedges or derivative instruments in the near future. The Joint Venture is exploring credit financing opportunities but does not currently require any interest rate risk management, hedging or derivative instruments.

The estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information. The carrying amounts of cash and cash equivalents, accounts receivables, other current assets, accounts payables, other payables, accrued liabilities, prepaid rentals and amount due to joint venturer are reasonable estimates of their fair value.

11. EMPLOYEE RETIREMENT BENEFITS

The Joint Venture employees are entitled to a retirement pension calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to these retired staff. The Joint Venture is required to make contributions to the state retirement plan at 9% of the monthly basic salaries of the current employees. Employees are required to contribute 5% of their basic salary. The expense of such arrangements for the Joint Venture for the years ended December 31, 2001 and 2000 amounted to RMB27,529 and RMB6,727 respectively. The retirement pension does not apply to expatriate employees working for the Joint Venture.

Independent Auditors' Report

To the Board of Directors and Shareholders of

Sichuan Huayu Big Sky Network Ltd.

We have audited the balance sheets of Sichuan Huayu Big Sky Network Ltd. (the "Joint Venture") as of December 31, 2001 and 2000, the related statements of operations, owners' equity and cash flows for the year ended December 31, 2001, for the period from October 12, 2000 (date of establishment) to December 31, 2000 and for the period from October 12, 2000 (date of establishment) to December 31, 2001. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001, for the period from October 12, 2000 (date of establishment) to December 31, 2000 and for the period from October 12, 2000 (date of establishment) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte Touche Tohmatsu

Certified Public Accountants

Hong Kong,

March 25, 2002

SICHUAN HUAYU BIG SKY NETWORK LTD.

(a Development Stage Enterprise)

Balance Sheets

(Expressed in Renminbi)

	December 31, 2000	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalent Other receivables Prepaid Expenses Amount due from joint venturer	178,531 925 23,469 8,100	5,967,637 183,000 111,729 200,000
Total current assets	211,025	6,462,366
Property and equipment, net (Note 3)	2,934,293	756,717
Deposit made on acquisition of property	-	529,000
TOTAL ASSETS	3,145,318	7,748,083
LIABILITIES AND OWNERS' EQUITY Current liabilities:
Other payables Accrued liabilities Prepaid rentals	1,980,332 43,810 257,990	26,324 6,700 --
Total current liabilities	2,282,132	33,024
Owners' equity:
Contributed capital (Note 4) Deficit accumulated during the development stage Total owners' equity	15,489,464 (14,626,278) 863,186	8,271,500 (556,441) 7,715,059

TOTAL LIABILITIES AND OWNERS' EQUITY	3,145,318	7,748,083

The accompanying notes are an integral part of these financial statements.

SICHUAN HUAYU BIG SKY NETWORK LTD.

(a Development Stage Enterprise)

Statement of Operations

(Expressed in Renminbi)

	Year ended December 31, 2001	Period from October 12, 2000 (date of establishment) to December 31, 2000	Cumulative period from October 12, 2000 (date of establishment) to December 31, 2001

Revenue (Note 5)	106,110	--	106,110
Cost of services performed	(1,240,918)	--	(1,240,918)

Gross loss	(1,134,808)	--	(1,134,808)
Interest income	34,681	--	34,681
Selling expenses	(77,787)	--	(77,787)
General and administrative expenses	(2,652,094)	(556,441)	(3,208,535)
Impairment of assets (Note 3)	(10,239,829)	--	(10,239,829)

Net loss	(14,069,837)	(556,441)	(14,626,278)

The accompanying notes are an integral part of these financial statements.

SICHUAN HUAYU BIG SKY NETWORK LTD.

(a Development Stage Enterprise)

Statement of Owner's Equity

(Expressed in Renminbi)

	Contributed capital	Deficit accumulated during the development stage	Total owners' equity
Capital contributions by joint venturer	8,271,500	-	8,271,500
Net loss	-	(556,441)	(556,441)
Balance at December 31, 2000	8,271,500	(556,441)	7,715,059
Capital contribution by joint venturer	7,217,964	-	7,217,964
Net loss	-	(14,069,837)	(14,069,837)
Balance at December 31, 2001	15,489,464	(14,626,278)	863,186

The accompanying notes are an integral part of these financial statements.

SICHUAN HUAYU BIG SKY NETWORK LTD.

(a Development Stage Enterprise)

Statement of Cash Flows

(Expressed in Renminbi)

	Year ended December 31, 2001	Period from October 12, 2000 (date of establishment) to December 31, 2000	Cumulative period from October 12, 2000 (date of establishment) to December 31, 2001

Cash flows from operating activities
Net loss	(14,069,837)	(556,441)	(14,626,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	10,239,829	--	10,239,829
Depreciation	1,054,343	5,219	1,059,562
Changes in operating assets and liabilities:
Other receivables	182,075	(183,000)	(925)
Prepaid expenses	88,260	(111,729)	(23,469)
Other payables	247,861	26,324	274,185
Accrued liabilities	37,110	6,700	43,810
Prepaid rentals	257,990	--	257,990

Net cash used in operating activities	(1,962,369)	(812,927)	(2,775,296)

Cash flows from investing activities
Purchase of property, plant and equipment	(6,491,212)	(761,936)	(7,253,148)
Deposit paid	--	(529,000)	(529,000)
Repayment from (advance to) joint venturer	191,900	(200,000)	(8,100)

Net cash used in investing activities	(6,299,312)	(1,490,936)	(7,790,248)

Cash flows from financing activities
Capital contributions from joint venturer	2,472,575	8,271,500	10,744,075

Net (decrease) increase in cash and cash equivalents	(5,789,106)	5,967,637	178,531
Cash and cash equivalents at beginning of the year/period	5,967,637	--	--

Cash and cash equivalents at end of the year/period	178,531	5,967,637	178,531

Supplemental cash flow information:
Cash received from interest income	34,681	--	34,681

Non-cash financing activities
Equipment acquired through assumption of debts	1,706,147	--	1,706,147
Equipment contributed by joint venturer as capital injection	4,745,389	--	4,745,389

The accompanying notes are an integral part of these financial statements.

SICHUAN HUAYU BIG SKY NETWORK LTD. 1

(a Development Stage Enterprise)

Notes to the Financial Statements

For the period from October 12, 2000 (date of establishment) to December 31, 2001

(Expressed in Renminbi)

1. INCORPORATION AND NATURE OF BUSINESS

Incorporation and background

Sichuan Huayu Big Sky Network Ltd. (the "Joint Venture" or "Chengdu JV") was incorporated under the laws of the People's Republic of China on Co-operative Joint Ventures and other relevant laws of China and regulations of Chengdu. The Joint Venture is a development stage enterprise and is seeking to become a leading facilities based provider of equipment and technical services to support internet usage in the People's Republic of China (the "PRC"). The Joint Venture commenced its operation in August 2001.

A joint venture agreement was signed on July 8, 2000, between Big Sky Network Canada Ltd. ("BSN") and Chengdu Huayu Information Industry Co., Ltd. ("Chengdu Huayu") to establish the Chengdu JV. The purpose of the Chengdu JV is to develop an advanced broadband software and hardware platform for data transmission and internet related business in the Sichuan Province, the PRC. Under the terms of the joint venture agreement, Chengdu Huayu agreed to provide the entire software and hardware data transmission platform of its Huayu HFC network and the rights to use all of its facilities and equipment to the Chengdu JV. BSN is required to contribute a total of USD2,890,000 to the Chengdu JV in cash or equipment. Over the Chengdu JV's 20 year term, BSN will be entitled to receive 65% of the profits earned between 2001 and 2007, 50% of the profits earned between 2008 and 2013 and 35% of the profits earned between 2014 and 2020. BSN is entitled to appoint four of the seven directors in the Board of the Chengdu JV for the first seven years of its operations and is thereafter entitled to appoint three of the seven directors. Upon the expiration of the joint venture term, and if the joint venturers decided not to extend the term, all the remaining property and equipment will be attributable to Chengdu Huayu and the remaining assets and liabilities of the Joint Venture will be distributed in accordance with the BSN's 35% interest in the Joint Venture.

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

The success of the Joint Venture will depend on the acceptance of broadband internet services, which remains unproven in the PRC. The Joint Venture may not be able to attract and retain subscribers, or it may face intense competition which could have an adverse effect on the Joint Venture's business, financial condition and results of operations. The Chengdu JV's services were launched in August 2001 and is currently expanding its subscriber base in Chengdu.

Substantially all of the Joint Venture's revenues and operating expenses are denominated in the Chinese Renminbi ("RMB").

SICHUAN HUAYU BIG SKY NETWORK LTD. 2

(a Development Stage Enterprise)

Notes to the Financial Statements

For the period from October 12, 2000 (date of establishment) to December 31, 2001

(Expressed in Renminbi)

1. INCORPORATION AND NATURE OF BUSINESS (cont'd)

Continuing operations (cont'd)

These financial statements have been prepared on a going concern basis. The Joint Venture's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and to obtain additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These financial statements include adjustments to the amounts of property and equipment to reflect a realizable value of those assets, based on deploying those assets in another joint venture or subsidiary should the Joint Venture be unable to continue as a going concern.

Management anticipates that the Joint Venture currently has sufficient working capital or may realize funds through the sale of property and equipment to fund the Joint Venture's plan of operation through the period ending June 30, 2002. The Joint Venture's costs to fund its plan of operation for the fiscal year ending December 31, 2002 is expected to decrease as start up costs have been met. Other costs are expected to be lower as management applies a rigorous discipline within the Joint Venture. The working capital is intended to fund the minimum business operations of the Joint Venture.

The Joint Venture was established on October 12, 2000.

During the year ended December 31, 2001, the Joint Venture commenced its principal business operations. The revenue for the period from the commencement of principal operations was not significant.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash and cash equivalent include cash on hand, cash accounts, interest-bearing savings accounts and time certificate of deposit with a maturity at purchase date of three months or less.

Property and equipment

Property and equipment are recorded at cost less depreciation. Depreciation is computed using the straight-line method as follows:

Cable modems	33 1/3%
Furniture, fixtures and equipment	20%
Leasehold improvements	20%
Machinery	10%
Motor vehicles	20%

The depreciation of leasehold improvements is based on the shorter of the lease term or the estimated useful lives of the improvement.

Construction in progress is stated at historical cost which include all expenditures incurred for construction projects, capitalized specific borrowing costs and other related expenses. No depreciation is provided for construction in progress.

Long-lived assets

The carrying value of long-lived assets, including goodwill, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset.

SICHUAN HUAYU BIG SKY NETWORK LTD. 3

(a Development Stage Enterprise)

Notes to the Financial Statements

For the period from October 12, 2000 (date of establishment) to December 31, 2001

(Expressed in Renminbi)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Revenue recognition

Revenue represents the net amounts received and receivable from the rental of cable modems and monthly subscription fees.

Rentals of cable modems are recognized on a straight line basis over the term of the relevant lease.

Subscription fees are recognized when services rendered.

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

Financial statements estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

New accounting standards

In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets", which supersedes APB Opinion No. 17. "Intangible Assets". The FASB issued this statement in July 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Management does not believe that the adoption of SFAS No. 142 will have a material impact on the financial statements.

In June 2001, the FASB approved SFAS No. 141, "Business Combinations" and issued this statement in July 2001. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Management does not believe that the adoption of SFAS No. 141 will have a material impact on the Joint Venture's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Joint Venture expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that the adoption of SFAS No. 143 will have a material impact on the Joint Venture's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", resolves significant implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business segment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management is currently reviewing the Joint Venture's long-lived assets in accordance with SFAS No. 144. Management is uncertain if the adoption of SFAS No. 144 will have a significant impact on the Joint Venture's financial position until this review is completed.

SICHUAN HUAYU BIG SKY NETWORK LTD. 4

(a Development Stage Enterprise)

Notes to the Financial Statements

For the period from October 12, 2000 (date of establishment) to December 31, 2001

(Expressed in Renminbi)

3. PROPERTY AND EQUIPMENT, NET

	December 31, 2001	December 31, 2000
Cable modems	2,131,891	-
Furniture, fixtures and equipment	4,710,629	649,736
Leasehold improvements	631,825	-
Machinery	2,199,997	112,200
Motor Vehicles	268,011	-
Construction in progress	4,291,331	-
	14,233,684	761,936
Impairment in value	(10,239,829)	-
Accumulated depreciation	(1,059,562)	(5,219)
	2,934,293	756,717

The depreciation charged for the year ended December 31, 2001 and period from October 12, 2000 (date of establishment) to December 31, 2000 was RMB1,054,343 and RMB5,219 respectively.

Due to the Joint Venture not meeting its planned objectives in expanding its operations and increase competition in the marketplace, the Joint Venture has assessed the recoverability of the property and equipment used in its operations and projected that the undiscounted future net cash flows from the use of these assets, together with their residual values, to be less than their carrying amounts.

Accordingly, in December 2001, the Joint Venture recorded an impairment in value of assets totaling RMB10,239,829. This impairment has been allocated RMB3,110,397 to furniture, fixtures and equipment, RMB594,714 to leasehold improvements, RMB2,171,495 to machinery, RMB71,892 to motor vehicles and RMB4,291,331 to construction in progress.

Estimates of such undiscounted future net cash flows from use, together with residual values, are subject to significant uncertainties and assumptions. Actual results could, therefore, vary significantly from such estimates.

4. CONTRIBUTED CAPITAL

The Joint Venture's registered capital and contributed capital was USD2,890,000 (USD1,000,000 in 2000) and USD1,878,706 (USD1,000,000 in 2000) respectively. This was contributed by cash of RMB10,744,075 (RMB8,271,500 in 2000) and property and equipment of RMB4,745,389 (Nil in 2000) respectively from BSN.

5. REVENUE
	Year ended December 31, 2001	Period from October 12, 2000 (date of establishment) to December 31, 2000
Rentals of cable modems	38,960	-
Subscription fees	67,150	-
	106,110	-

SICHUAN HUAYU BIG SKY NETWORK LTD. 5

(a Development Stage Enterprise)

Notes to the Financial Statements

For the period from October 12, 2000 (date of establishment) to December 31, 2001

(Expressed in Renminbi)

6. INCOME TAXES

The Joint Venture did not provide any current or deferred tax provision or benefit because it has experienced an operating loss since establishment.

The components of the deferred tax assets and valuation allowance, calculated based on the effective statutory rate of 33%, at December 31, 2001 and 2000 are as follows:
	December 31, 2001	December 31, 2000
Net accumulated operating losses	492,564	183,626
Property and equipment	3,497,445	-
Others	836,663	-
	4,826,672	183,626
Valuation allowance	(4,826,672)	(183,626)
	-	-

The Joint Venture had net accumulated operating losses amounted to RMB1,492,617 (RMB556,441 in 2000) which was not yet agreed with the PRC tax authority for future deduction to the Joint Venture's profit. Such tax losses can be carried forward up to five years from the year in which the loss was originated to offset taxable profit.

7. RELATED PARTY BALANCES AND TRANSACTIONS
	December 31, 2001	December 31, 2000
Amount due from Chengdu Huayu	8,100	200,000

Receivable from the joint venturer is non-interest bearing, unsecured and has no fixed terms of repayment.

In addition, the Joint Venture paid rentals of RMB 230,000 (Nil in 2000) to Chengdu Huanyu for using its network assessing equipment in 2001.

8. COMMITMENTS AND CONTINGENCIES

(1) Operating leases

As of December 31, 2001, the Company was committed under certain operating leases, requiring annual minimum rentals as follows:
	December 31, 2001	December 31, 2000
Year ending December 31:
2001	-	131,000
2002	197,000	-
2003	20,000	-
2004	18,000	-
2005	7,000	-
	242,000	131,000

SICHUAN HUAYU BIG SKY NETWORK LTD. 6

(a Development Stage Enterprise)

Notes to the Financial Statements

For the period from October 12, 2000 (date of establishment) to December 31, 2001

(Expressed in Renminbi)

8. COMMITMENTS AND CONTINGENCIES (cont'd)

Rental expense under operating leases for the year ended December 31, 2001 and period from October 12, 2000 (date of establishment) to December 31, 2000 was RMB288,759 and RMB43,258 respectively.

(2) Commitments

The Joint Venture has commitments for the purchase of property and equipment amounted to approximately RMB 239,000 and RMB 634,000 at December 31, 2001 and 2000 respectively.

9. FINANCIAL INSTRUMENTS

Revenue from future operations in the PRC are denominated in RMB and many of the Joint Venture's expenses are denominated in RMB. The official exchange rate for the conversion of RMB to United States dollars has been stable. The Joint Venture does not expect to use any foreign exchange hedges or derivative instruments in the near future. The Joint Venture is exploring credit financing opportunities but does not currently require any interest rate risk management, hedging or derivative instruments.

The estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information. The carrying amounts of cash and cash equivalents, other receivables, prepaid expenses, amount due from joint venturer, other payables, accrued liabilities and prepaid rentals are reasonable estimates of their fair value.

10. EMPLOYEE RETIREMENT BENEFITS

The Joint Venture employees are entitled to a retirement pension calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to these retired staff. The Joint Venture is required to make contributions to the state retirement plan at 21% of the monthly basic salaries of the current employees commencing May 2001. Employees are required to contribute 5% of their basic salary. The expense of such arrangements for the Joint Venture amounted to approximately RMB23,311 for the year ended December 31, 2001. The retirement pension does not apply to expatriate employees working for the Joint Venture.