Form 10QSB
period 2002-03-31
CHINA BROADBAND CORP
filed 2002-05-15
CIK 1075247

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-QSB
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________.

Commission file number 000-28345

China Broadband Corp.

(Exact name of small business issuer as specified in its charter)

NEVADA (Jurisdiction of incorporation)	72-1381282 (I.R.S. Employer Identification No.)

1002, Building C, Huiyuan Apartment,
Asia Game Village, Beijing, China 100101
(Address of principal place of business or intended principal place of business)

86-10-6499-1255
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   Ö     No

The number of outstanding common shares, with $0.001 par value, of the registrant at March 31, 2002 was 19,516,641, and 22,513, 801 at May 14, 2002.

Transitional Small Business Disclosure Format (check one): Yes       No    Ö

China Broadband Corp.

INDEX TO THE FORM 10-QSB
For the quarterly period ended March 31, 2002

 PART I

ITEM 1. FINANCIAL STATEMENTS
China Broadband Corp.
(a Development Stage Enterprise)
Condensed Consolidated Balance Sheet
(Expressed in United States Dollars)

	March 31, 2002	December 31, 2001
	(unaudited)	(audited)
ASSETS
CURRENT
Cash and cash equivalents	213,991	672,096
Interest and other receivables	103,725	124,583
Prepaid expenses	180,023	169,275
	497,739	965,954
Capital Assets
Investment in Shekou joint venture (Note 3)	1,978,383	2,026,906
Property and equipment, net (Note 3)	411,144	396,815
Intangible assets
Intellectual property	475,000	500,000
	3,362,266	3,889,675
LIABILITIES
CURRENT
Accounts payable	105,388	263,423

SHAREHOLDERS' EQUITY
Common stock	77,978	77,936
$0.001 par value, shares authorized:50,000,000;
shares issued and outstanding: 19,516,641
Additional paid in capital	21,960,847	21,939,827
Deferred compensation	(649,409)	(719,666)
Accumulated deficit	(18,132,538)	(17,671,845)
	3,256,878	3,626,252
	3,362,266	3,889,675

The accompanying notes are an integral part of this consolidated financial statement.
China Broadband Corp.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations & Deficit (unaudited)
(Expressed in United States Dollars)
			Cumulative
			Period From
	Three Months Ended		Date of Inception
	March 31,		February 1, 2000
	2002	2001	to March 31, 2002
REVENUE
Internet services	22,960	-	43,539
Technical consulting	-	-	208,333
Cost of sales	(23,963)	-	(42,295)
	(1,003)	-	209,577

GENERAL AND ADMINISTRATIVE EXPENSES	(411,693)	(1,219,849)	(10,117,786)
(includes stock compensation of $70,257)
IMPAIRMENT OF ASSETS	-	-	(8,228,623)
	(412,696)	(1,219,849)	(18,136,832)

LOSS IN BIG SKY NETWORK CANADA LTD.	-	-	(181,471)
LOSS IN SHEKOU JOINT VENTURE (Note 3)	(48,523)	(53,743)	(534,626)
LOSS IN CHENGDU JOINT VENTURE (Note 3)	-	(55,010)	(1,141,793)
INTEREST INCOME	526	56,423	397,102

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(460,693)	(1,272,179)	(19,597,620)

EXTRAORDINARY ITEM	-	-	1,422,225
NET LOSS	(460,693)	(1,272,179)	(18,175,395)

DEFICIT, BEGINNING OF PERIOD	(17,671,845)	(3,597,180)

DEFICIT, END OF PERIOD	(18,132,538)	(4,869,359)	(18,175,395)

LOSS PER SHARE
Basic and diluted	(0.02)	(0.07)	-

SHARES USED IN COMPUTATION
Basic and diluted	19,516,641	19,474,517	-

The accompanying notes are an integral part of this consolidated financial statement.
CHINA BROADBAND CORP. (a Development Stage Enterprise) Condensed Consolidated Statements of Stockholders' Equity (unaudited) (Expressed in United States Dollars)
			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity
		$	$	$	$	$
Balance, February 1, 2000	1,509,850	59,971	-	-	-	59,971
Issue of common stock for the outstanding shares of China Broadband (BVI) Corp.	13,500,000	13,500	696,529	-	-	710,029
Stock issued pursuant to private placement agreements at $0.20 per share	500,000	500	98,835	-	-	99,335
Stock issued pursuant to private placement agreements at $1.00 per share	1,530,000	1,530	1,518,289	-	-	1,519,819
Stock issued pursuant to private placement agreements at $7.50 per share	1,301,667	1,302	9,696,236	-	-	9,697,538
Acquisition of the shares of Big Sky Network Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500
Issuance of warrants	-	-	44,472	-	-	44,472
Non-cash compensation	-	-	15,235	-	-	15,235
Deferred compensation	-	-	65,381	(65,381)	-	-
Amortization of deferred compensation	-	-	-	7,386	-	7,386
Net loss	-	-	-	-	(3,597,180)	(3,597,180)
Balance, December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-
Issuance of warrants	-	-	277,775	-	-	277,775
Amortization of deferred Compensation	-	-	-	369,037	-	369,037
Net loss	-	-	-	-	(15,496,890)	(15,496,890)
Extraordinary Gain	-	-	-	-	1,422,225	1,422,225
Balance, December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252
Amortization of deferred compensation	-	-	-	70,257	-	70,257
Issuance of common stock to settle legal fees	42,124	42	21,020	-	-	21,062
Net loss	-	-	-	-	(460,693)	(460,693)
Balance, March 31, 20021	19,516,641	77,978	21,960,847	(649,409)	(18,132,538)	3,256,878

The accompanying notes are an integral part of this consolidated financial statement.
China Broadband Corp.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (unaudited)
(Expressed in United States Dollars)
			Cumulative
			Period From
	Three Months Ended		Date of Inception
	March 31,		February 1, 2000
	2002	2001	to March 31, 2002
CASH FLOWS RELATED TO THE FOLLOWING ACTIVITIES

OPERATIONS
Net loss	(460,693)	(1,272,179)	(18,175,395)
Adjustment for:
Extraordinary item	-	-	(1,422,225)
Depreciation and amortization	49,122	533,679	3,111,764
Impairment of assets	-	-	8,228,623
Loss in Big Sky Network Canada Ltd.	-	-	181,471
Loss in Shekou joint venture (Note 3)	48,523	53,743	534,626
Loss in Chengdu joint venture (Note 3)	-	55,010	1,141,793
Non-cash stock compensation (Note 4)	70,257	52,665	506,386
Issuance of Common Shares for settlement of legal fees	21,062		21,062
	(271,729)	(577,082)	(5,871,895)

Changes in operating assets and liabilities
Interest and GST receivables	20,858	(29,256)	(103,725)
Prepaid expenses	(10,748)	50,000	(180,022)
Accounts payable and accrued liabilities	(158,035)	335,011	(548,412)
	(419,654)	(221,327)	(6,704,054)
FINANCING
Issue of common stock for cash	-	-	11,892,503
Share issuance costs	-	-	(75,811)
		-	11,816,692

INVESTING
Fixed asset additions	(38,451)	(11,620)	(567,229)
Investment in Chengdu joint venture	-	(570,000)	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	-	-	(2,395,828)
	(38,451)	(581,620)	(4,898,647)

NET (DECREASE)/(INCREASE) IN CASH AND CASH EQUIVALANTS	(458,105)	(802,947)	213,991

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	672,096	4,668,128	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	213,991	3,865,181	213,991

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	-	-	-
Cash paid for interest	-	-	115,290

The accompanying notes are an integral part of this consolidated financial statement.
CHINA BROADBAND CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (Expressed in United States Dollars)	1

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 31, 2002	December 31, 2001
	$	$

Furniture and fixtures	163,361	162,504
Computer hardware and software	319,830	307,238
Leasehold improvements	59,036	59,036
Wireless project	25,000	-
	567,227	528,778
Accumulated amortization	(156,083)	(131,963)
	411,144	396,815

3. INVESTMENT IN JOINT VENTURES

Big Sky Network Canada Ltd., a wholly owned subsidiary of China Broadband Corp., participates in both the Shekou joint venture and the Chengdu joint venture. The total investment in the Chengdu joint venture was written off in 2001.

The Shekou and Chengdu joint ventures are accounted for on an equity basis. The Company's share of the loss in Shekou joint venture in the first quarter of 2002 is $48,523 (2001 - $53,743). The loss in Chengdu joint venture, $52,923 for the quarter ended March 31, 2002, has not been recognized into income as a result of the write down of the entire investment in Chengdu joint venture in 2001.

CHINA BROADBAND CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (Expressed in United States Dollars)	2

4. STOCK OPTION PLAN

Under the Stock Option Plan, the Company has reserved 8,000,000 common shares for issuance under options granted to eligible persons. As at March 31, 2001, 5,634,999 have been granted with 2,365,001 available for granting.

Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 110% of fair market value for incentive stock options where the employee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company. These options expire three to five years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors.

Option activity under the Plan is as follows:

2002
Number of Options
Opening Balance - December 31, 2001	6,618,333

Granted	300,000
Expired	(483,334)
Cancelled	(800,000)

Closing Balance, March 31, 2002	5,634,999

Options available for granting	2,365,001

Option Plan Total	8,000,000

Additional information regarding options outstanding as of March 31, 2002 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.00	4,435,000	2.5	$1.00
$0.82	899,999	4.3	$0.82
$0.50	300,000	4.9	$0.50
	5,634,999	2.9	$0.94

For the quarter ended March 31, 2002, $70,257compensation expense has been recognized (2001 - $52,665) in the consolidated financial statements for non-employee stock option grants. No amounts have been recognized for stock-based employee compensation awards.
CHINA BROADBAND CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (Expressed in United States Dollars)	3

5. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, " Goodwill and Other Intangible Assets", which supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, extends the allowable useful lives of certain intangible assets, and requires impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and other intangible assets arising from transactions completed both before and after its effective date. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has prospectively adopted this recommendation effective January 1, 2002. Goodwill has been evaluated for impairment at January 1, 2002 and no provision was required. Goodwill amortization which would have been recorded for the three month period ended March 31, 2002 was $42,857

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets", which supercedes SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that APB Opinion). SFAS No. 144 establishes a single accounting, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

6. SUBSEQUENT EVENTS

On April 3, 2002, the Company closed the first tranche of a private placement financing for 2,997,160 shares, priced at $0.25 per share, raising a total of $749,290. Issued and outstanding shares total 22,513, 801 after this tranche. The Company has authorized the Agent to raise up to $2,000,000 in total at the issue price of $0.25 per share, including the amount of the first tranche. The proceeds of this financing will be used for working capital and to develop projects in Beijing and the province of Fujian, in the People's Republic of China.

On April 10, 2002, the Board of Directors of the Company approved the issuance of 2,375,000 options to directors, officers and consultants. These options were priced above the fair market value on the date of grant with an exercise price of $0.25 per share. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unexercised options expire on April 10, 2007.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

FORWARD-LOOKING STATEMENTS

Included in this report are various forward-looking statements, which can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe" or other similar words. We have made forward-looking statements with respect to the following, among others: our goals and strategies; our expectations related to growth of the Internet in China and the performance of our joint ventures; our joint venture partners' ability to obtain licenses and permits to operate as Internet service providers in China; our ability to earn sufficient revenues from our joint ventures; the importance and expected growth of Internet technology and the demand for Internet services in China; our ability to continue as a going concern; and our future revenue performance and our future results of operations. These statements are forward-looking and reflect our current expectations. They are subject to a number of risks and uncertainties, including but not limited to, changes in the economic and political environments in China, economic and political uncertainties affecting the capital markets, changes in technology, changes in the Internet marketplace in China, competitive factors and other risks described in our annual report on Form 10-KSB which has been filed with the United States Securities and Exchange Commission. In light of the many risks and uncertainties surrounding China Broadband, China and the Internet marketplace, you should keep in mind that we cannot guarantee that the forward-looking statements described in this report will transpire and you should not place undue reliance on forward looking statements.

The following selected financial data is qualified in its entirety by reference to, and you should read them in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated financial statements included in this filing. We have derived the statements of operations data and the information as at and for the three month period ended March 31, 2002 and 2001 from our consolidated financial statements for the period ended March 31, 2002 that appears in this filing.

SUMMARY FINANCIAL DATA

Statement of Operations Data:
	THREE MONTH PERIOD ENDED MARCH 31, 2002	THREE MONTH PERIOD ENDED MARCH 31, 2001	PERIOD FROM FEBRUARY 1, 2000 TOMARCH 31, 2002
Net Sales	$($1,003)	-	$209,577
Loss from operations	$460,693	$1,272,179	$19,554,763
Extraordinary gain	-	-	$1,422,225
Net loss	$460,693	$1,272,179	$18,132,538
Basic loss per share before Extraordinary item	($0.02)	($0.07)	-
Basic loss per share including Extraordinary gain	($0.02)	($0.07)	-
Basic weighted average common shares outstanding	19,516,641	19,474,517	-

Balance Sheet Data:
	March 31, 2002	December 31, 2001
Cash and cash equivalents	$213,991	$672,096
Working capital	$392,351	$702,531
Total assets	$3,362,266	$3,889,675
Total stockholders' equity	$3,256,878	$3,626,252

RESULTS OF OPERATIONS

Revenues

On a consolidated basis, we earned revenues of $22,960 for the three months ended March 31, 2002 (2001 - nil). The following discussion provides a breakdown of revenue within our corporate structure.

China Broadband Corp.

For the three months ended March 31, 2002 and 2001, we did not earn revenues. We provided technical consulting services to Big Sky Network in the first quarter of 2001 pursuant to a Technical Services Agreement with Big Sky Network, the revenue from this arrangement was eliminated on consolidation.

We earn revenues through our ownership interest in the operating joint ventures in China and our subsidiary Chengdu Big Sky Technology Services Ltd.

Shekou Joint Venture

For the three months ended March 31, 2002 and 2001, the Shekou joint venture received subscriber revenue of approximately $97,500 and $110,000, respectively. The Shekou joint venture generated a gross profit of $22,800 for the three months ended March 31, 2002; however, it experienced a net loss of $80,900. For the same period in 2001, the Shekou joint venture generated a gross profit of $8,500, and a net loss of $30,000. These losses are primarily a result of general and administrative costs.

During the first quarter of 2002, the Shekou joint venture connected approximately 182 subscribers, compared to 670 subscribers for the same period in 2001. While the subscriber rate has been less than expected, net subscriber growth is still positive, due in part to a marketing campaign intended to counter competition from DSL Internet service providers. As at March 31, 2002, the Shekou joint venture had approximately 2,692 subscribers connected, compared to 1,884 subscribers at March 31, 2001. We anticipate approximately 250 new subscribers will be connected during the quarter ending June 30, 2002.

Chengdu Joint Venture

For the three months ended March 31, 2002, the Chengdu joint venture received subscriber revenue of approximately $13,600. There were no material revenues generated during the same period of 2001. The Chengdu joint venture had a net loss of $81,400 in the first quarter of 2002 (2001 - $84,600). The loss in 2002 has not been recognized in the financial statements as a result of the write down of the entire investment in Chengdu joint venture in 2001.

The Chengdu joint venture began commercial operations near the end of 2000. During the first quarter of 2002, the Chengdu joint venture connected approximately 208 subscribers, compared to 11 subscribers for the same period in 2001. Subscriber growth in the Chengdu joint venture has been slower than anticipated because the joint venture partner has been unable to fund its share of the project. As a result, we are continuing to make every effort to ensure the sustainability of the joint venture without the support of the partner, however; we are not confident that the Chengdu joint venture can survive through to December 31, 2002 without further investment.

Big Sky Technology Services

Chengdu Big Sky Network Technology Services Ltd., a wholly owned subsidiary, commenced operations in October 2001 and had 47 corporate subscribers connected at March 31, 2002. Big Sky Technology Services recorded gross sales of $23,000 in the first quarter of 2002, and $43,539 since inception. Management does not expect Big Sky Technology Services to generate profit until at least the fourth quarter of 2002. Once the operation becomes cash flow positive, we anticipate it will re-invest its after tax income, if any, in related business opportunities in China. We do not anticipate Big Sky Technology Services will pay any dividends in the foreseeable future.

 We have invested approximately $346,053 in equipment and working capital in Big Sky Technology Services to date. We intend to add equipment and working capital based on an analysis of the potential return on investment from such equipment or working capital. Additional investments will be made based upon the potential for a short-term payback of such investment. Future growth is anticipated to be funded primarily by revenues from services.

Deyang Joint Venture

We have postponed startup of our Deyang joint venture preferring to invest any available capital in forming joint venture partnerships in Beijing, Chong Qing and Fujian province.

Expenses

During the three months ended March 31, 2002 and 2001, we incurred operating expenses of $411,693 and $1,219,849, respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	THREE MONTH PERIOD ENDED MARCH 31, 2002	THREE MONTH PERIOD ENDED MARCH 31, 2001	PERIOD FROM FEBRUARY 1, 2000 TO MARCH 31, 2002
Calgary Office Costs	$100,931	$154,899	$1,820,998
Beijing Office Costs	$90,615	$240,000	$1,438,182
Big Sky Technology Services	$31,448	-	$105,505
Professional Services	$58,704	$148,879	$1,801,445
Investor Relations	$9,256	$19,613	$1,138,036
Amortization	$49,122	$533,681	$3,068,165
Non Cash Compensation	$70,257	$52,665	$506,386
Miscellaneous	$1,360	$70,112	$196,212
TOTAL	$411,693	$1,219,849	$10,074,929

Calgary office expense includes the costs of executive management and administrative consultants, travel, rent, insurance, and general office costs associated with maintaining a business office in North America. For the three months ended March 31, 2002, Calgary office costs have decreased 35% over the same period in 2001, primarily due to voluntary compensation reductions by management late in 2001, and a reduction in staff in 2002.

Beijing office costs include the costs of maintaining business operations and our principal business office in China. In the first quarter of 2002, Beijing office costs decreased 62% over the same period in 2001, due to significant reductions in salaries, contract fees, and travel expenses.

Professional services include accounting, audit and legal advisory costs. Professional costs have decreased 61% in the first quarter of 2002, compared to the same period in 2001. This is primarily due to lower legal and auditing fees resulting from our Form S-1 registration statement becoming effective in November 2001.

We have made deliberate efforts to reduce our office and professional service costs and we expect this trend to continue through the year ended December 31, 2002.

Amortization and depreciation expense resulted from the amortization of intellectual capital and depreciation of office equipment and leasehold improvements in the North American office. Non-cash stock compensation expense was $70,257 in the first quarter of 2002; while we had compensation expense of $52,665 in the first quarter of 2001.

 Summary of Non-cash Compensation Expense

	Expense	Unamortized Deferred Compensation
Options
Options granted June 29, 2001	$380	$6,571
Options granted November 13, 2001	69,877	594,366
Options expired March 3, 2002	-	48,472
Total	$70,257	$649,409

 LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had cash and cash equivalents of $213,991 and a working capital surplus of $392,351, compared to a working capital surplus of $702,531 at December 2001. Funds used in operations for the first three months of 2002 decreased to $292,711, a decrease of 49% from $577,082 for the first three months of 2001.

Since inception, we have financed operations primarily through sales of equity securities and have raised a total of $11,316,692, net of share issuance costs of $75,811. On a consolidated basis, our current operating cash expenditures are expected to be approximately $135,000 per month.

We anticipate that we will be required to raise an additional $1.5 million to fund our current plan of growth and existing operations through December 31, 2002. Our principal source of capital has been equity financing from investors and our founders. We have explored opportunities for vendor financing, bank credit facilities and export credit agency arrangements without success. Meeting our future financing requirements is dependent on access to equity capital markets. We may not be able to raise additional equity when required or on favorable terms that are not dilutive to existing shareholders.

FINANCING ACTIVITIES

On March 22, 2002, the Corporation's board of directors approved an Agency Agreement with Canaccord Capital (Europe) Limited to raise a maximum of $2,000,000 at an issue price of $0.25 per common share, in one or more closings. Expenses of the issue are expected to be $150,000.

On April 3, 2002, we closed the first tranche of a private placement financing for 2,997,160 shares, priced at $0.25 per share, raising a total of $749,290. We had total issued and outstanding shares of 22,513, 801 after this closing. The proceeds of the private placement will be used for working capital and to accelerate projects in Beijing and the province of Fujian, in the People's Republic of China.

Other transactions that occurred in the three months ended March 31, 2002:

Several of our officers and directors returned for cancellation option agreements representing options to acquire 800,000 common shares at $7.50 per share. No compensation was paid to the officers and directors for cancellation of the options.

Our Nevada legal counsel received a total of 42,124 common shares with a deemed value of $0.50 per share to settle amounts owing of $21,062 on January 28, 2002.

On March 22, 2002, our Board of Directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of common shares instead of cash. The Alternative Compensation Plan will be presented to our shareholders at our Annual Shareholders Meeting for approval on June 14, 2002. No common shares will be issued prior to approval of the plan by the shareholders.

Two new directors appointed to the Board of Directors received a grant on January 26, 2002, of 150,000 options each, under the Corporation's 2000 Stock Option Plan, at an exercise price of $0.50 per common share.

In June 2001, the FASB issued SFAS No. 142, " Goodwill and Other Intangible Assets", which supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, extends the allowable useful lives of certain intangible assets, and requires impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and other intangible assets arising from transactions completed both before and after its effective date. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has prospectively adopted this recommendation effective January 1, 2002. Goodwill has been evaluated for impairment at January 1, 2002 and no provision was required. Goodwill amortization which would have been recorded for the three month period ended March 31, 2002 was $ 42,857.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets", which supercedes SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that APB Opinion). SFAS No. 144 establishes a single accounting, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

PART II

ITEM 1. LEGAL PROCEEDINGS

There were no pending legal proceedings against us during the quarter ended March 31, 2002 and no legal proceedings against us currently pending.

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

Subsequent to the quarter ended March 31, 2002, we issued 2,997,160 shares to accredited investors at $0.25 per share for gross proceeds of $749,290. No offer or sale was made by any form of general solicitation or general advertising. These securities were issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933 to the following Non-U.S. persons outside the United States: Pictet & Cie, Semper Gestion SA and Clariden Bank. As part of this transaction, we also issued a warrant exercisable to acquire 299,716 common shares at a price of $0.25 per share. These securities were issued pursuant to an exception from registration available under Regulation S promulgated under the Securities Act of 1933, as amended. In connection with this private placement, we granted the investors resale registration rights and filed a registration statement on Form S-1, which was declared effective on May 2, 2002.

b) Use of Proceeds from Sales of Registered Securities

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders is scheduled for June 14, 2002. We filed our definitive proxy on Form 14A with the Securities and Exchange Commission on April 16, 2002.

ITEM 5. OTHER INFORMATION

On May 7, 2002, Richard Dugal resigned from the board of directors due to a potential conflict of interest brought about by a change of roles in his position with SOMA Networks, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation of the Company consisting of the Articles of Incorporation filed with the Secretary of the State of Nevada on February 9, 1993
3.2 (5)	Certificate of Amendment to Articles of Incorporation of Institute For Counseling, Inc. filed with the Secretary of the State of Nevada on March 22, 2000
3.3 (3)	Certificate of Amendment to Articles of Incorporation of Institute For Counseling, Inc. filed with the Secretary of the State of Nevada on April 14, 2000
3.4 (1)	By-Laws of the Company, dated November 9, 1993
3.5 (14)	Amended and Restated By-Laws of the Company, dated August 8, 2001
10.1 (2)	Purchase Agreement for the Acquisition of China Broadband (BVI) Corp. among Institute For Counseling, Inc. and China Broadband (BVI) Corp.
10.2 (2)	Cooperative Joint Venture Contract For Shenzhen China Merchants Big Sky Network Ltd.
10.3 (4)	Common Stock Purchase Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd.
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

10.29 (7)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang
10.30 (12)	Letter of Intent dated June 1, 2001 between Big Sky Network Canada Ltd. and Shanghai Min Hang Cable Television Center
10.31 (12)	Memorandum of Understanding dated June 18, 2001 between Big Sky Network Canada Ltd. and Beijing Gehua Cable TV Networks Co., Ltd.
10.32 (12)	Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing Branch of Ji Tong Network Communications Co., Ltd.
10.33 (12)	Consulting Agreement dated April1, 2001 between China Broadband Corp. and Precise Details Inc.
10.34 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and M.H. Financial
10.35 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Daming Yang
10.36 (12)	Indemnity Agreement dated June 29, 2001 between China Broadband Corp. and Matthew Heysel
10.37 (13)	Memorandum of Understanding between Big Sky Network Canada Ltd. and Fujian Provincial Radio and Television Network Co. Ltd. dated July 10, 2001
10.38 (14)	Note Cancellation Agreement between China Broadband Corp. and Canaccord International Ltd.
10.39 (15)	Consulting Agreement, dated July 1, 2001, between China Broadband Corp and Barry L. Mackie
10.40 (15)	Memorandum of Understanding between Chengdu Big Sky Network Technology Services Ltd. and Jitong Network Communications Co. dated October 15, 2001
10.41 (15)	Consulting Agreement, dated April 1, 2001 between China Broadband Corp. and Richard Lam
10.42 (17)	Joint Project Contract between the Chong Qing Branch of Jitong Network Communications Co. Ltd. and Chengdu Big Sky Network Technology Services Ltd. dated October 31, 2001
10.43 (17)	Alternative Compensation Plan
10.44 (17)	Fee Arrangement Agreement dated January 28, 2002 between China Broadband Corp. and Michael Morrison
10.45 (18)	Agency Agreement between China Broadband Corp. and Canaccord Capital (Europe) Limited dated March 13, 2002
16.1 (9)	Change in Auditor Letter of Amisano Hanson
16.2 (10)	Change in Auditor Letter of Arthur Anderson LLP
21.1 (16)	List of subsidiaries of registrant

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

(13) Previously filed on Form S-1, Amendment No. 4 on July 27, 2001.

(14) Previously filed on Form S-1, Amendment No. 5 on August 10, 2001.

(15) Previously filed on Form S-1, Amendment No. 7 on October 25, 2001.

(16) Previously filed on Form 10-QSB on November 14, 2001.

(17) Previously filed on Form 10-KSB on April 1, 2002.

(18) Previously filed on Form S-1 on April 12, 2002.

b) Reports on Form 8-K.

None.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
China Broadband Corp.
Date: May 14, 2002	By:	/s/ MATTHEW HEYSEL Name: Matthew Heysel Title: Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2002	By:	/s/ THOMAS MILNE Name: Thomas Milne Title: Chief Financial Officer (Principal Accounting Officer)