Form 10QSB
period 2002-06-30
CHINA BROADBAND CORP
filed 2002-08-09
CIK 1075247

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-QSB
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________.

Commission file number 000-28345

China Broadband Corp.
(Exact name of small business issuer as specified in its charter)

NEVADA (Jurisdiction of incorporation)	72-1381282 (I.R.S. Employer Identification No.)

1002, Building C, Huiyuan Apartment,
Asia Game Village, Beijing, China 100101
(Address of principal place of business or intended principal place of business)

86-10-6499-1255
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   Ö     No

The number of outstanding common shares, with $0.001 par value, of the registrant at June 30, 2002, and August 8, 2002, was 22,513, 801.

Transitional Small Business Disclosure Format (check one): Yes       No    Ö

China Broadband Corp.

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA BROADBAND CORP.
(a Development Stage Enterprise)
Consolidated Balance Sheet
(Expressed in United States Dollars)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT
Cash and cash equivalents	$376,178	$672,096
Interest and other receivable	44,527	124,583
Prepaid expenses	44,707	169,275
	465,412	965,954
Capital Assets
Investment in Shekou joint venture (Note 3)	1,929,726	2,026,906
Investment in Chengdu joint venture (Note 3)	-	-
Property and equipment, net (Note 2)	520,544	396,815
Intangible assets
Intellectual property	450,000	500,000
	$3,365,682	$3,889,675
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	57,952	263,423

SHAREHOLDERS' EQUITY
Common stock	80,933	77,936
$0.001 par value, shares authorized:50,000,000;
shares issued and outstanding: 22,513,801
Additional paid in capital	22,998,342	21,939,827
Deferred compensation	(812,855)	(719,666)
Accumulated deficit	(18,958,690)	(17,671,845)
	3,307,730	3,626,252
	$3,365,682	$3,889,675

The accompanying notes are an integral part of this consolidated financial statement.

CHINA BROADBAND CORP.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations & Deficit (Unaudited)
Expressed in United States Dollars
					Cumulative
					Period From
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2002	2001	2002	2001	June 30, 2002
REVENUE
Internet Services	$31,323	--	$54,283	--	$74,862
Technical consulting	--	--	--	--	208,333
Cost of Sales	(25,389)	--	(49,352)	--	(67,684)
	5,934	--	4,931	--	215,511

GENERAL AND ADMINISTRATIVE
EXPENSES	(783,966)	(1,441,107)	(1,195,659)	(2,660,955)	(10,858,895)

IMPAIRMENT OF ASSETS	--	--	--	--	(8,228,623)
	(778,032)	(1,441,107)	(1,190,728)	(2,660,955)	(18,872,007)

LOSS IN BIG SKY NETWORK
CANADA LTD.	--	--	--	--	(181,471)
LOSS IN SHEKOU JOINT
VENTURE (Note 3)	(48,657)	(50,881)	(97,180)	(104,624)	(583,283)
LOSS IN CHENGDU JOINT
VENTURE (Note 3)	--	(150,560)	--	(205,570)	(1,141,793)
INTEREST INCOME	537	24,484	1,063	80,906	397,639

INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM	$(826,152)	(1,618,064)	$(1,286,845)	(2,890,243)	$(20,380,915)

EXTRAORDINARY ITEM	--	--	--	--	1,422,225
NET LOSS	(826,152)	(1,618,064)	(1,286,845)	(2,890,243)	(18,958,690)

DEFICIT, BEGINNING OF
PERIOD	(18,132,538)	(4,869,359)	(17,671,845)	(3,597,180)	--

DEFICIT, END OF PERIOD	$(18,958,690)	(6,487,423)	$(18,958,690)	(6,487,423)	$(18,958,690)

LOSS PER SHARE BEFORE
EXTRAORDINARY ITEM
Basic and diluted	$(0.04)	(0.08)	$(0.06)	(0.15)

LOSS PER SHARE
Basic and diluted	$(0.04)	(0.08)	$(0.06)	(0.15)

SHARES USED IN
COMPUTATION
Basic and diluted	22,513,801	19,474,517	20,990,383	19,474,517

The accompanying notes are an integral part of this consolidated financial statement.

4 and 5
CHINA BROADBAND CORP. (a Development Stage Enterprise) Condensed Consolidated Statements of Stockholders' Equity (unaudited) (Expressed in United States Dollars)
			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity
		$	$	$	$	$

Balance,	1,509,850	59,971	-	-	-	59,971
February 1, 2000

Issue of common stock
for the outstanding shares
of China Broadband
(BVI) Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
agreements at $0.20 per
share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
agreements at $1.00 per
share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreements at $7.50 per
share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
Compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(15,496,890)	(15,496,890)
Extraordinary Gain	-	-	-	-	1,422,225	1,422,225

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation	-	-	-	173,900	-	173,900

Deferred compensation	-	-	267,089	(267,089)	-	-

Alternative Compensation
Plan	-	-	126,000	-	-	126,000

Issuance of common stock
to settle legal fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25 per
share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(1,286,845)	(1,286,845)

Balance,
June 30, 2002	22,513,801	80,933	22,998,342	(812,855)	(18,958,690)	3,307,730

The accompanying notes are an integral part of this consolidated financial statement.

6 and 7
CHINA BROADBAND CORP.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Expressed in United States Dollars
					Cumulative
					Period From
					Date of
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2002	2001	2002	2001	June 30, 2002
CASH FLOWS RELATED TO THE
FOLLOWING ACTIVITIES

OPERATIONS
Net loss	$(826,152)	(1,618,064)	$(1,286,845)	(2,890,243)	$(18,958,690)
Adjustment for:
Extraordinary item	--		--		(1,422,225)
Depreciation and amortization	51,223	676,830	100,345	1,210,509	3,120,130
Impairment of assets	--	--	--	--	8,228,623
Loss in Big Sky Network Canada Ltd.	--	--	--	--	181,471
Loss in Shekou joint venture (Note 3)	48,657	50,881	97,180	104,624	583,283
Loss in Chengdu joint venture (Note 3)	--	150,560	--	205,570	1,141,793
Non-cash stock compensation (Note 6)	229,643	85,359	299,900	138,024	736,029
Issuance of Common Shares for settlement
of legal fees	--	--	21,062	--	21,062
	(496,629)	(654,434)	(768,358)	(1,231,516)	(6,368,524)
Changes in operating assets and liabilities
Interest and other receivable	11,198	5,043	56,056	(24,213)	(68,527)
Prepaid expenses	135,316	36,138	124,568	86,138	(44,706)
Accounts payable and accrued liabilities	(47,436)	(322,743)	(205,471)	12,268	(595,848)
	(397,551)	(935,996)	(793,205)	(1,157,323)	(7,077,605)
FINANCING
Decrease in due to affiliates	--	(48,536)	--	(48,536)	--
Issue of common stock for cash (note 4)	749,290	--	749,290	--	12,641,793
Stock issuance costs (note 4)	(101,929)	--	(101,929)	--	(177,740)
	647,361	(48,536)	647,361	(48,536)	12,464,053

INVESTING
Fixed asset additions	(87,623)	(275)	(150,074)	(11,895)	(678,852)
Investment in Chengdu joint venture	--	--	--	(570,000)	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	--	--	--	--	(2,395,828)
	(87,623)	(275)	(150,074)	(581,895)	(5,010,270)

NET DECREASE(INCREASE) IN CASH
AND CASH EQUIVALANTS	$162,187	(984,807)	$(295,918)	(1,787,754)	$376,178

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	213,991	3,865,181	672,096	4,668,128	--

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$376,178	2,880,374	$376,178	2,880,374	$376,178

SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for income taxes	--	--	--	--	--
Cash paid for interest	--	--	--	--	115,290

The accompanying notes are an integral part of this consolidated financial statement.

8 and 9
CHINA BROADBAND CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (Expressed in United States Dollars)	1

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the interim period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of:

	June 30, 2002	December 31, 2001
	$	$

Furniture and fixtures	163,361	162,504
Computer hardware and software	429,637	307,238
Leasehold improvements	59,036	59,036
Wireless project	26,820	-
Other Projects	24,000	-
	702,854	528,778
Accumulated amortization	(182,308)	(131,963)
	520,544	396,815

3. INVESTMENT IN JOINT VENTURES

Big Sky Network Canada Ltd., a wholly owned subsidiary of China Broadband Corp., participates in both the Shekou joint venture and the Chengdu joint venture. The total investment in the Chengdu joint venture was written off in 2001.

The Shekou and Chengdu joint ventures are accounted for on an equity basis. The Company's share of the loss in Shekou joint venture for the three months ended June 30, 2002 is $48,657 (2001 - $50,881), and $97,180 for the six months ended June 30, 2002 (2001 - $104, 624). The loss in Chengdu joint venture, $31,638 for the three months ended June 30, 2002 and $84,561 for the six months ended June 30, 2002, has not been recognized into income as a result of the write down of the entire investment in Chengdu joint venture in 2001.

CHINA BROADBAND CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (Expressed in United States Dollars)	2

4. SHARE CAPITAL

On April 3, 2002, the Company closed the first tranche of a private placement financing for 2,997,160 shares, priced at $0.25 per share, raising a total of $749,290. Share issue costs were $101,929. Issued and outstanding shares total 22,513, 801 after this tranche. The Company has authorized the Agent to raise up to $2,000,000 in total at the issue price of $0.25 per share, including the amount of the first tranche. The proceeds of this financing will be used for working capital and to develop projects in Beijing, Chong Qing and the province of Fujian, in the People's Republic of China.

5. STOCK OPTION PLAN

Under the Stock Option Plan, the Company has reserved 8,000,000 common shares for issuance under options granted to eligible persons. As at June 30, 2002, 7,109,999 have been granted with 890,001 available for granting.

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

On June 14, 2002, the Board of Directors approved the issuance of 500,000 options to a director. These options were priced above the fair market value on the date of grant with an exercise price of $0.25 per share. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unexercised options expire on June 14, 2007.

Option activity under the Plan is as follows:

2002
Number of Options
Opening Balance - December 31, 2001	6,618,333

Granted	3,175,000
Expired	(483,334)
Forfeited	(2,200,000)

Closing Balance, June 30, 2002	7,109,999

Options available for granting	890,001

Option Plan Total	8,000,000

CHINA BROADBAND CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (Expressed in United States Dollars)	3

5. STOCK OPTION PLAN (cont'd)

Additional information regarding options outstanding as of June 30, 2002 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.00	3,135,000	2.8	$1.00
$0.82	899,999	3.9	$0.82
$0.50	200,000	3.6	$0.50
$0.25	2,875,000	4.8	$0.25
	7,109,999	3.8	$0.94

For the three months ended June 30, 2002, $103,643 compensation expense has been recognized (2001 - $85,359) in the consolidated financial statements for non-employee stock option grants. For the six months ended June 30, 2002, $173,900 compensation expense has been recognized (2001 - $138,024). No amounts have been recognized for stock-based employee compensation awards.

6. ALTERNATIVE COMPENSATION PLAN

On March 22, 2002, the Board of Directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of common shares instead of cash. The Alternative Compensation Plan was approved by shareholders at the Annual Shareholders Meeting on June 14, 2002. In the first six months of 2002, approximately 863,000 common shares recorded at $126,000 have been accrued for issue under the Alternative Compensation Plan.

7. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, " Goodwill and Other Intangible Assets", which supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, extends the allowable useful lives of certain intangible assets, and requires impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and other intangible assets arising from transactions completed both before and after its effective date. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has prospectively adopted this recommendation effective January 1, 2002. Goodwill has been evaluated for impairment at January 1, 2002 and no provision was required. Goodwill amortization which would have been recorded for the six month period ended June 30, 2002 was $85,714 and for the three month period ended June 30, 2002, was $42,857.

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

The following selected financial data is qualified in its entirety by reference to, and you should read them in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated financial statements included in this filing. We have derived the statements of operations data and the information as at and for the six month period ended June 30, 2002 and 2001 from our consolidated financial statements for the period ended June 30, 2002 and for the period from incorporation (February 1, 2000) to December 31, 2001, that appear in this filing. This data is qualified by reference to the audited consolidated financial statements.

SUMMARY FINANCIAL DATA

Statement of Operations Data:
	THREE MONTH PERIOD ENDED JUNE 30, 2002	THREE MONTH PERIOD ENDED JUNE 30, 2001	SIX MONTH PERIOD ENDED JUNE 30, 2002	SIX MONTH PERIOD ENDED JUNE 30, 2001	PERIOD FROM FEBRUARY 1, 2000 TO JUNE 30, 2002
Net Sales	$5,934	-	$4,931	-	$215,511
Loss from operations	$826,152	$1,618,064	$1,286,845	$2,890,243	$20,380,915
Extraordinary gain	-	-	-	-	$1,422,225
Net loss	$826,152	$1,618,064	$1,286,845	$2,890,243	$18,958,690
Basic loss per share before Extraordinary item	($0.04)	($0.08)	($0.06)	($0.15)	-
Basic loss per share including Extraordinary gain	($0.04)	($0.08)	($0.06)	($0.15)	-
Basic weighted average common shares outstanding	22,513,801	19,474,517	20,990,383	19,474,517	-

Balance Sheet Data:
	June 30, 2002	December 31, 2001
Cash and cash equivalents	$376,178	$672,096
Working capital	$431,460	$702,531
Total assets	$3,365,682	$3,889,675
Total stockholders' equity	$3,307,730	$3,626,252

RESULTS OF OPERATIONS

Revenues

On a consolidated basis, we earned revenues of $31,323 for the three months ended June 30, 2002 (2001 - nil), and $54,283 for the six months ended June 30, 2002 (2001 - nil). The following discussion provides a breakdown of revenue within our corporate structure.

China Broadband Corp.

For the six months ended June 30, 2002 and 2001, we did not earn revenues. We provided technical consulting services to Big Sky Network in the first half of 2001 pursuant to a Technical Services Agreement with Big Sky Network, the revenue from this arrangement was eliminated on consolidation.

We earn revenues through our ownership interest in the operating joint ventures in China and our subsidiary Chengdu Big Sky Technology Services Ltd.

Shekou Joint Venture

For the three months ended June 30, 2002 and 2001, the Shekou joint venture received subscriber revenue of approximately $104,200 and $89,900, respectively, and for the six months ended June 30, 2002 and 2001 the joint venture received $201,700 and $199,900, respectively. The Shekou joint venture generated a gross profit of $13,450 for the three months ended June 30, 2002; however, it experienced a net loss of $81,050. For the six months ended June 30, 2002, the joint venture generated a gross profit of $36,250, and a net loss of $161,950. These losses are primarily a result of general and administrative costs.

During the first half of 2002, the Shekou joint venture connected approximately 490 subscribers. While the subscriber rate has been less than expected, net subscriber growth is still positive, due in part to a marketing campaign intended to counter competition from DSL Internet service providers. As at June 30, 2002, the Shekou joint venture had approximately 3,000 subscribers connected, compared to 3,046 subscribers at June 30, 2001. We anticipate approximately 210 new subscribers will be connected during the quarter ending September 30, 2002.

Chengdu Joint Venture

For the three and six months ended June 30, 2002, the Chengdu joint venture received subscriber revenue of approximately $19,300 and $32,900, respectively. There were no material revenues generated during the same period of 2001. The Chengdu joint venture had a net loss of $48,700 in the three months ended June 30, 2002, and a net loss of $130,100 for the first half of 2002. The loss in 2002 has not been recognized in the financial statements as a result of the write down of the entire investment in Chengdu joint venture in 2001.

The Chengdu joint venture began commercial operations near the end of 2000. As at June 30, 2002, the Chengdu joint venture had approximately 721 subscribers connected, compared to 554 subscribers for the same period in 2001. Subscriber growth in the Chengdu joint venture has been slower than anticipated because the joint venture partner has been unable to fund its share of the project. As a result, we are continuing to make every effort to ensure the sustainability of the joint venture without the support of the partner, however; we are not confident that the Chengdu joint venture can survive through to December 31, 2002, without further investment.

Big Sky Technology Services

Chengdu Big Sky Network Technology Services Ltd., a wholly owned subsidiary, commenced operations in October 2001, and had 82 corporate subscribers connected at June 30, 2002. Big Sky Technology Services recorded gross sales of $54,271 in the six months ended June 30, 2002, and $74,809 since inception. Management does not expect Big Sky Technology Services to generate profit until at least the fourth quarter of 2002. Once the operation becomes cash flow positive, we anticipate it will re-invest its after tax income, if any, in related business opportunities in China. We do not anticipate Big Sky Technology Services will pay any dividends in the foreseeable future.

We have invested approximately $485,191 in equipment and working capital in Big Sky Technology Services to date. We intend to add equipment and working capital based on an analysis of the potential return on investment from such equipment or working capital. Additional investments will be made based upon the potential for a short-term payback of such investment. Future growth is anticipated to be funded primarily by revenues from services.

Deyang Joint Venture

We have postponed startup of our Deyang joint venture preferring to invest any available capital in forming joint venture partnerships in Beijing, Chong Qing and Fujian province.

Expenses

During the three months ended June 30, 2002 and 2001, we incurred operating expenses of $783,966 and $1,441,107, respectively. For the six months ended June 30, 2002, we incurred operating expenses of $1,195,659 (2001 - $2,660,995). The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	THREE MONTH PERIOD ENDED JUNE 30, 2002	THREE MONTH PERIOD ENDED JUNE 30, 2001	SIX MONTH PERIOD ENDED JUNE 30, 2002	SIX MONTH PERIOD ENDED JUNE 30, 2001	PERIOD FROM FEBRUARY 1, 2000 TO JUNE 30, 2002
Calgary Office Costs	$327,825	$342,328	$428,757	$530,695	$2,148,823
Beijing Office Costs	$105,105	$128,200	$195,720	$368,200	$1,543,287
Big Sky Technology Services	$31,571	-	$63,019	-	$137,076
Professional Services	$25,602	$85,069	$84,306	$233,948	$1,827,047
Investor Relations	$11,405	$96,042	$20,661	$115,655	$1,149,441
Amortization	$51,223	$676,831	$100,345	$1,210,510	$3,119,388
Non Cash Compensation	$229,643	$85,359	$299,900	$138,024	$736,029
Miscellaneous	$1,591	$27,278	$2,951	$63,923	$197,804
TOTAL	$783,966	$1,441,107	$1,195,659	$2,660,955	$10,858,895

Calgary office expense includes the costs of executive management and administrative consultants, travel, rent, insurance, and general office costs associated with maintaining a business office in North America. For the six months ended June 30, 2002, Calgary office costs have decreased 19% over the same period in 2001, primarily due to voluntary compensation reductions by management late in 2001, and a reduction in staff in 2002.

Beijing office costs include the costs of maintaining business operations and our principal business office in China. In the first half of 2002, Beijing office costs decreased 47% over the same period in 2001, due to significant reductions in salaries, contract fees, and travel expenses.

Professional services include accounting, audit and legal advisory costs. Professional costs have decreased 64% in the first half of 2002, compared to the same period in 2001. This is primarily due to lower legal and auditing fees resulting from our Form S-1 registration statement becoming effective in November 2001.

We have made deliberate efforts to reduce our office and professional service costs and we expect this trend to continue through the year ended December 31, 2002.

Amortization and depreciation expense resulted from the amortization of intellectual capital and depreciation of office equipment and leasehold improvements in the North American office. In the first half of 2002, $126,000 of expense was recognized under our recently adopted Alternative Compensation Plan. Non-cash stock compensation expense was $173,900 in the first half of 2002; while we had compensation expense of $138,024 in the first half of 2001.

Summary of Non-cash Compensation Expense
	Expense	Unamortized Deferred Compensation
Options
Options granted June 29, 2001	$760	$6,190
Options granted November 13, 2001	139,754	524,490
Options granted April 10, 2002	33,386	233,703
Options expired March 3, 2002	-	48,472
Total	$173,900	$812,855

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we had cash and cash equivalents of $376,178 and a working capital surplus of $407,460, compared to cash and cash equivalents of $672,096 and a working capital surplus of $702,531 at December 2001. Funds used in operations for the three months ended June 30, 2002, decreased to $496,629, a decrease of 24% from $654,434 from same period in 2001.

Since inception, we have financed operations primarily through sales of equity securities and have raised a total of $12,464,053, net of share issuance costs of $177,740. On a consolidated basis, our current operating cash expenditures are expected to be approximately $135,000 per month.

We anticipate that we will be required to raise an additional $1.0 million to fund our current plan of growth and existing operations through December 31, 2002. Our principal source of capital has been equity financing from investors and our founders. We have explored opportunities for vendor financing, bank credit facilities and export credit agency arrangements without success. Meeting our future financing requirements is dependent on access to equity capital markets or asset sales in China. We may not be able to raise additional equity when required or on favorable terms that are not dilutive to existing shareholders.

FINANCING ACTIVITIES

On March 22, 2002, our Board of Directors approved an Agency Agreement with Canaccord Capital (Europe) Limited to raise a maximum of $2,000,000 at an issue price of $0.25 per common share, in one or more closings.

On April 3, 2002, we closed the first tranche of a private placement financing for 2,997,160 shares, priced at $0.25 per share, raising a total of $749,290. Expenses of this tranche were $101,929. We had total issued and outstanding shares of 22,513, 801 after this closing. The proceeds of the private placement will be used for working capital and to accelerate projects in Beijing, Chong Qing and the province of Fujian, in the People's Republic of China.

Other transactions that occurred in the six months ended June 30, 2002:

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

On March 22, 2002 our Board of Directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of common shares instead of cash. The Alternative Compensation Plan was approved by shareholders at our Annual Shareholders Meeting on June 14, 2002. In the first six months of 2002, approximately 863,000 common shares recorded at $126,000 have been accrued for issue under the Alternative Compensation Plan.

Two new directors appointed to our Board of Directors received a grant on January 26, 2002, of 150,000 options each, under the Corporation's 2000 Stock Option Plan, at an exercise price of $0.50 per common share.

On April 10, 2002, our Board of Directors approved the issuance of 2,375,000 options to directors, officers and consultants. These options were priced above the fair market value on the date of grant with an exercise price of $0.25 per share. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unexercised options expire on April 10, 2007.

On June 14, 2002, our Board of Directors approved the issuance of 500,000 options to Danai Suksiri, a director. These options were priced above the fair market value on the date of grant with an exercise price of $0.25 per share.. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unexercised options expire on June 14, 2007.

One optionee returned for cancellation their option agreement representing options to acquire 500,000 common shares at $1.00 per share. No compensation was paid to the optionee for cancellation of the options.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, " Goodwill and Other Intangible Assets", which supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, extends the allowable useful lives of certain intangible assets, and requires impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and other intangible assets arising from transactions completed both before and after its effective date. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has prospectively adopted this recommendation effective January 1, 2002. Goodwill has been evaluated for impairment at January 1, 2002 and no provision was required. Goodwill amortization which would have been recorded for the six month period ended June 30, 2002 was $85,714 and for the three month period ending June 30, 2002 was $42,857.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

There were no pending legal proceedings against us during the quarter ended June 30, 2002 and no legal proceedings against us currently pending.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

Not Applicable

b) Use of Proceeds from Sales of Registered Securities

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Shareholders was held on June 14, 2002, at which the following items were voted upon:
Item	For	Against	Abstain	Non-Vote
1) Election of members of the Board of Directors
Matthew Heysel	14,230,812	4,800	7,000	--
Daming Yang	14,235,612	0	7,000	--
Thomas Milne	14,231,112	4,500	7,000	--
Richard Dugal	14,235,612	0	7,000	--
Yves Mordacq	14,235,412	200	7,000	--

2) Approve the appointment of Deloitte & Touche LLP as the auditors of the Company	14,241,612	1,000	--	--
3) Approval and adoption of the China Broadband Corp. Alternative Compensation Plan	12,700,789	19,190	5,500	1,517,133

ITEM 5. OTHER INFORMATION

On July 2, 2002, Yves Mordacq resigned from our board of directors due to a policy change by his current employer, precluding its employees from serving as a director for another company.

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

10.5 (4)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang.
10.6 (5)	Cooperative Joint Venture Contract For Sichuan Huayu Big Sky Network Ltd. dated July 8, 2000 18
10.7 (5)	Strategic Partnership Agreement Between Chengdu Huayu Information Industry Co., Ltd. and Big Sky Network Canada Ltd.
10.8 (5)	Cooperative Joint Venture Contract For Deyang Guangshi Big Sky Ltd. dated November 25, 2000
10.9 (5)	Consulting Agreement MH Financial Management, for the services of Matthew Heysel
10.10 (5)	China Broadband Stock Option Plan
10.11 (5)	Form of Stock Option Agreement
10.12 (5)	Form of Restricted Stock Purchase Agreement
10.13 (5)	Letter Agreement dated July 25, 2000 by and between China Broadband Corp. and Canaccord International Ltd.
10.14 (5)	Joint Development Agreement of City-Wide-Area High Speed Broadband and Data Transmission Services Networks of China Between Big Sky Network Canada Ltd. and Jitong Network Communications Co. Ltd.
10.15 (5)	Consulting Agreement Daming Yang
10.16 (5)	Consulting Agreement and Precise Details Inc. for the services of Thomas Milne
10.17 (8)	Agreement to the Establishment of Cooperation Joint Venture between Big Sky Network Canada Ltd. and Zhuhai Cable Television Station, dated May 27, 1999
10.18 (8)	Letter of Intent, dated March 1, 2000, between Big Sky Network Canada Ltd. and Dalian Metropolitan Area Network Center
10.19 (8)	Letter of Intent, dated November 8, 2000, between Big Sky Network Canada Ltd. and Hunan Provincial Television and Broadcast Media Co. Ltd.
10.20 (8)	Preliminary Agreement to Form a Contractual Joint Venture, dated March 8, 2001 between Big Sky Network Canada Ltd. and Changsha Guang Da Television
10.21 (6)	Purchase and License Agreement, dated September 28, 2000, between China Broadband Corp. and Nortel Networks Limited
10.22 (6)	Amendment, dated January 1, 2001, to the Purchase and License Agreement between China Broadband Corp. and Nortel Networks Limited
10.23 (8)	Consulting Agreement, dated December 22, 2000, between China Broadband Corp and Barry L. Mackie
10.24 (8)	Consulting Agreement, dated October 1, 2000, between China Broadband Corp and Richard Lam
10.25 (8)	Consulting Agreement, dated October 1, 2000, between China Broadband Corp and Ping Chang Yung
10.26 (8)	Consulting Agreement, dated October 1, 2000, between China Broadband Corp and YungPC AP
10.27 (7)	Common Stock Purchase Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd.
10.28 (7)

Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd. and Matthew Heysel, for himself and as attorney-in-fact for Daming Yang, Kai Yang, Wei Yang, Jeff Xue, Donghe Xue, Lu Wang, Wallace Nesbitt and Western Capital Corp.

10.29 (7)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang
10.30 (12)	Letter of Intent dated June 1, 2001 between Big Sky Network Canada Ltd. and Shanghai Min Hang Cable Television Center
10.31 (12)	Memorandum of Understanding dated June 18, 2001 between Big Sky Network Canada Ltd. and Beijing Gehua Cable TV Networks Co., Ltd. 19
10.32 (12)	Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing Branch of Ji Tong Network Communications Co., Ltd.
10.33 (12)	Consulting Agreement dated April1, 2001 between China Broadband Corp. and Precise Details Inc.
10.34 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and M.H. Financial
10.35 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Daming Yang
10.36 (12)	Indemnity Agreement dated June 29, 2001 between China Broadband Corp. and Matthew Heysel
10.37 (13)	Memorandum of Understanding between Big Sky Network Canada Ltd. and Fujian Provincial Radio and Television Network Co. Ltd. dated July 10, 2001
10.38 (14)	Note Cancellation Agreement between China Broadband Corp. and Canaccord International Ltd.
10.39 (15)	Consulting Agreement, dated July 1, 2001, between China Broadband Corp and Barry L. Mackie
10.40 (15)	Memorandum of Understanding between Chengdu Big Sky Network Technology Services Ltd. and Jitong Network Communications Co. dated October 15, 2001
10.41 (15)	Consulting Agreement, dated April 1, 2001 between China Broadband Corp. and Richard Lam
10.42 (17)	Joint Project Contract between the Chong Qing Branch of Jitong Network Communications Co. Ltd. and Chengdu Big Sky Network Technology Services Ltd. dated October 31, 2001
10.43 (17)	Alternative Compensation Plan
10.44 (17)	Fee Arrangement Agreement dated January 28, 2002 between China Broadband Corp. and Michael Morrison
10.45 (18)	Agency Agreement between China Broadband Corp. and Canaccord Capital (Europe) Limited dated March 13, 2002
16.1 (9)	Change in Auditor Letter of Amisano Hanson
16.2 (10)	Change in Auditor Letter of Arthur Anderson LLP
21.1 (16)	List of subsidiaries of registrant

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
China Broadband Corp.
Date: August 9, 2002	By:	/s/ MATTHEW HEYSEL Name: Matthew Heysel Title: Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2002	By:	/s/ THOMAS MILNE Name: Thomas Milne Title: Chief Financial Officer (Principal Accounting Officer)