Form 10QSB
period 2002-09-30
CHINA BROADBAND CORP
filed 2002-11-12
CIK 1075247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-QSB
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________.

Commission file number 000-28345

China Broadband Corp.
(Exact name of small business issuer as specified in its charter)

NEVADA (Jurisdiction of incorporation)	72-1381282 (I.R.S. Employer Identification No.)

1002, Building C, Huiyuan Apartment,
Asia Game Village, Beijing, China 100101
(Address of principal place of business or intended principal place of business)

86-10-6499-1255
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   Ö     No

The number of outstanding common shares, with $0.001 par value, of the registrant at September 30, 2002, and November 12, 2002, was 22,513, 801.

Transitional Small Business Disclosure Format (check one): Yes       No    Ö

China Broadband Corp.

INDEX TO THE FORM 10-QSB
For the quarterly period ended September 30, 2002

PART I

ITEM 1. FINANCIAL STATEMENTS
China Broadband Corp.
(a Development Stage Enterprise)
Consolidated Balance Sheet (unaudited)
(Expressed in United States Dollars)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT
Cash and cash equivalents	$927,163	$672,096
Interest and other receivable	1,423,814	124,583
Prepaid expenses	51,501	169,275
	2,402,478	965,954
Capital Assets
Investment in Shekou joint venture (Note 3)	-	2,026,906
Property and equipment, net (Note 2)	505,788	396,815
Intangible assets
Intellectual property	425,000	500,000
	$3,333,266	$3,889,675
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	259,387	263,423

SHAREHOLDERS' EQUITY
Common stock	80,933	77,936
$0.001 par value, shares authorized:50,000,000;
shares issued and outstanding: 22,513,801
Additional paid in capital	23,041,114	21,939,827
Deferred compensation	(714,300)	(719,666)
Accumulated deficit	(19,333,868)	(17,671,845)
	3,073,879	3,626,252
	$3,333,266	$3,889,675

 The accompanying notes are an integral part of this consolidated financial statement.

China Broadband Corp.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations & Deficit (Unaudited)
Expressed in United States Dollars
					Cumulative
					Period From
	Three Months Ended		Nine Months Ended		Date of Inception
	Sept 30,		Sept 30,		February 1, 2000
	2002	2001	2002	2001	to Sept 30, 2002
REVENUE
Internet Services	$40,617	-	$94,900	-	$115,479
Technical consulting	-	-	-	-	208,333
Cost of Sales	(25,578)	-	(74,930)	-	(93,262)
	15,039	-	19,970	-	230,550
GENERAL AND ADMINISTRATIVE
EXPENSES	(369,366)	(923,355)	(1,464,680)	(2,373,799)	(8,108,873)

AMORTIZATION	(51,227)	(605,743)	(151,572)	(1,816,254)	(3,170,615)

IMPAIRMENT OF ASSETS	-	-	-	-	(8,228,623)
	(405,554)	(1,529,098)	(1,596,282)	(4,190,053)	(19,277,561)
LOSS IN BIG SKY
NETWORK CANADA LTD.	-	-	-	-	(181,471)
LOSS IN SHEKOU
JOINT VENTURE (Note 3)	(26,324)	(29,719)	(123,504)	(134,343)	(609,607)
LOSS IN CHENGDU
JOINT VENTURE (Note 3)	-	(55,549)	-	(261,119)	(1,141,793)
GAIN ON SALE OF SHEKOU	56,586	-	56,586	-	56,586
JOINT VENTURE (Note 3)
INTEREST INCOME	114	11,249	1,177	92,155	397,753

INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM	($375,178)	($1,603,117)	($1,662,023)	($4,493,360)	($20,756,093)

EXTRAORDINARY ITEM	-	1,422,225	-	1,422,225	1,422,225
NET LOSS	(375,178)	(180,892)	(1,662,023)	(3,071,135)	(19,333,868)

DEFICIT, BEGINNING OF PERIOD	(18,958,690)	(6,487,423)	(17,671,845)	(3,597,180)	-

DEFICIT, END OF PERIOD	($19,333,868)	($6,668,315)	($19,333,868)	($6,668,315)	($19,333,868)

LOSS PER SHARE BEFORE
EXTRAORDINARY ITEM
Basic and diluted	($0.02)	($0.08)	($0.08)	($0.23)

LOSS PER SHARE
Basic and diluted	($0.02)	($0.01)	($0.08)	($0.16)

SHARES USED IN COMPUTATION
Basic and diluted	22,513,801	19,474,517	21,525,726	19,474,517

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
February 1, 2000

Issue of common stock
for the outstanding shares
of China Broadband
(BVI) Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
agreements at $0.20 per
share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
agreements at $1.00 per
share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreements at $7.50 per
share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(15,496,890)	(15,496,890)
Extraordinary Gain	-	-	-	-	1,422,225	1,422,225

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation	-	-	-	277,764	-	277,764

Deferred compensation	-	-	272,398	(272,398)	-	-

Alternative
Compensation Plan	-	-	163,463	-	-	163,463

Issuance of common
stock to settle legal
fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25
per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(1,662,023)	(1,662,023)

Balance,
September 30, 2002	22,513,801	80,933	23,041,114	(714,300)	(19,333,868)	3,073,879

The accompanying notes are an integral part of this consolidated financial statement.

5 and 6
China Broadband Corp.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Expressed in United States Dollars
					Cumulative
					Period From
	Three Months Ended		Nine Months Ended		Date of Inception
	Sept 30,		Sept 30,		February 1, 2000 to
	2002	2001	2002	2001	Sept 30, 2002
CASH FLOWS RELATED
TO THE FOLLOWING
ACTIVITIES

OPERATIONS
Net loss	($375,178)	(180,892)	($1,662,023)	(3,071,135)	($19,333,868)
Adjustment for:
Extraordinary item	-	(1,422,225)	-	(1,422,225)	(1,422,225)
Depreciation and amortization	51,227	605,743	151,572	1,816,254	3,171,357
Impairment of assets	-	-	-	-	8,228,623
Loss in Big Sky Network Canada Ltd.	-	-	-	-	181,471
Loss in Shekou joint venture (Note 3)	26,324	29,719	123,504	134,343	609,607
Loss in Chengdu joint venture (Note 3)	-	55,549	-	261,119	1,141,793
Gain on Sale of Shekou joint venture (Note 3)	(56,586)	-	(56,586)	-	(56,586)
Non-cash stock compensation (Notes 5
and 6)	141,327	77,763	441,227	215,786	877,356
Issuance of Common Shares
for settlement of legal fees	-	-	21,062	-	21,062
	(212,886)	(834,343)	(981,244)	(2,065,858)	(6,581,410)
Changes in operating assets and liabilities
Interest and other receivable	(67,299)	(49,676)	(11,243)	(73,889)	(135,826)
Prepaid expenses	(6,794)	(70,971)	117,774	15,166	(51,500)
Accounts payable and accrued liabilities	(38,565)	(121,043)	(244,036)	(108,775)	(634,413)
	(325,544)	(1,076,033)	(1,118,749)	(2,233,356)	(7,403,149)
FINANCING
Decrease in due to affiliates	-	-	-	(48,536)	-
Issue of common stock for cash (note 4)	-	-	749,290	-	12,641,793
Stock issuance costs (note 4)	-	-	(101,929)	-	(177,740)
	-	-	647,361	(48,536)	12,464,053

INVESTING
Fixed asset additions	(35,471)	(125,869)	(185,545)	(137,764)	(714,323)
Investment in Shekou joint venture	912,000	-	912,000	-	912,000
Investment in Chengdu joint venture	-	-	-	(570,000)	(1,935,590)
Acquisition of Big Sky
Network Canada Ltd.	-	-	-	-	(2,395,828)
	876,529	(125,869)	726,455	(707,764)	(4,133,741)

NET DECREASE(INCREASE)
IN CASH AND CASH
EQUIVALANTS	$550,985	(1,201,902)	$255,067	(2,989,656)	$927,163

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	376,178	2,880,374	672,096	4,668,128	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$927,163	1,678,472	$927,163	1,678,472	$927,163

SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for income taxes	-	-	-	-	-
Cash paid for interest	-	115,290	-	115,290	115,290

The accompanying notes are an integral part of this consolidated financial statement.

7 and 8
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

The results of operations for the interim period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of:

	September 30, 2002	December 31, 2001
	$	$

Furniture and fixtures	163,361	162,504
Computer hardware and software	441,107	307,238
Leasehold improvements	59,036	59,036
Wireless project	26,818	-
Other projects	24,000	-
	714,323	528,778
Accumulated amortization	(208,534)	(131,963)
	505,788	396,815

3. INVESTMENT IN JOINT VENTURES

Big Sky Network Canada Ltd., a wholly owned subsidiary of China Broadband Corp., participates in both the Shekou joint venture and the Chengdu joint venture. The Company's 50% interest in the Shekou joint venture was sold on September 13, 2002. The total investment in the Chengdu joint venture was written off in 2001.

The Chengdu joint venture is accounted for on an equity basis. The loss in Chengdu joint venture, $37,472 for the three months ended September 30, 2002 and $122,033 for the nine months ended September 30, 2002, has not been recognized into income as a result of the write down of the entire investment in Chengdu joint venture in 2001.

On September 13, 2002, China Broadband Corp.'s wholly-owned subsidiary, Big Sky Network Canada Ltd. ("Big Sky Network"), sold its 50% interest in Shenzhen China Merchants Big Sky Network Canada Ltd., ("Shekou joint venture"), its joint venture operation in Shekou, Peoples Republic of China. Winsco International Limited, ("Winsco"), a British Virgin Islands company, agreed to pay an aggregate amount of US$2,280,000 in a series of payments commencing five business days after signing and in stages linked to approvals of Chinese government agencies required to complete the transaction. As of October 28, 2002, the Company has received initial payments of $228,000 and $684,000. Additional payments of $684,000, $570,000 and $114,000 are due upon satisfaction of the above condition. The Company believes that, should all government approvals be received, that final payment would be received prior to the end of the first quarter of 2003. Net proceeds to the Company, after agent's fees and professional fees, will be approximately US$2,040,000.

The Company's share of the loss in Shekou joint venture for the three months ended September 30, 2002 is $26,324, and $123,504 for the nine months ended September 30, 2002. The equity loss is recorded to September 13, 2002. The disposal of the Company's interest in the Shekou joint venture resulted in a gain of $56,586. At the time of the sale, the Company's investment in Shekou joint venture was approximately $1,980,000.

4. SHARE CAPITAL

On April 3, 2002, the Company closed the first tranche of a private placement financing for 2,997,160 shares, priced at $0.25 per share, raising a total of $749,290. Share issue costs were $101,929. Issued and outstanding shares total 22,513, 801 after this tranche. The Company has authorized the Agent to raise up to $2,000,000 in total at the issue price of $0.25 per share, including the amount of the first tranche. The Company does not expect further share issuances under this financing arrangement until the Company's share price is at or above the issue price.

5. STOCK OPTION PLAN

Under the Stock Option Plan, the Company has reserved 8,000,000 common shares for issuance under options granted to eligible persons. As at September 30, 2002, 6,960,000 have been granted with 1,040,000 available for granting.

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

On October 21, 2002, several officers, directors and consultants returned for cancellation option agreements representing options to acquire 5,235,000 common shares at prices ranging between $0.25 and $1.00 per share. These options were reissued that same date, and priced above the fair market value on the date of grant with an exercise price of $0.05. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unexercised options expire on October 21, 2007.

Option activity under the Plan is as follows:

2002
Number of Options

Opening Balance - December 31, 2001	6,618,333

Granted	3,375,000
Expired	(833,333)
Forfeited	(2,200,000)

Closing Balance, September 30, 2002	6,960,000

Options available for granting	1,040,000

Option Plan Total	8,000,000

Additional information regarding options outstanding as of September 30, 2002 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.00	2,935,000	2.6	$1.00
$0.82	800,000	4.2	$0.82
$0.50	150,000	4.5	$0.50
$0.25	2,875,000	4.6	$0.25
$0.05	200,000	1.9	$0.05
	6,960,000	3.6	$0.63

For the three months ended September 30, 2002, $103,864 compensation expense has been recognized (2001 - $77,763) in the consolidated financial statements for non-employee stock option grants. For the nine months ended September 30, 2002, $277,764 compensation expense has been recognized (2001 - $215,786). No amounts have been recognized for stock-based employee compensation awards.

6. ALTERNATIVE COMPENSATION PLAN

On March 22, 2002 our Board of Directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of common shares instead of cash. The Alternative Compensation Plan was approved by shareholders at our Annual Shareholders Meeting on June 14, 2002. In the first nine months of 2002, 2,000,000 common shares recorded at $163,463 have been accrued for issue under the Alternative Compensation Plan. The Plan allowed for maximum compensation of 2,000,000 shares, and this maximum was reached in the third quarter of 2002.

7. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, " Goodwill and Other Intangible Assets", which supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, extends the allowable useful lives of certain intangible assets, and requires impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and other intangible assets arising from transactions completed both before and after its effective date. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has prospectively adopted this recommendation effective January 1, 2002. Goodwill has been evaluated for impairment at January 1, 2002 and no provision was required. Goodwill amortization which would have been recorded for the nine month period ended September 30, 2002 was $128,571 and for the three month period ended September 30, 2002, was $42,857.

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

The following selected financial data is qualified in its entirety by reference to, and you should read them in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated financial statements included in this prospectus. We have derived the statements of operations data and the information as at and for the nine month period ended September 30, 2002 and 2001 from our audited consolidated financial statements for the period ended September 30, 2002 and for the period from incorporation (February 1, 2000) to December 31, 2001, that appear in this filing. This data is qualified by reference to the audited consolidated financial statements.

SUMMARY FINANCIAL DATA

Statement of Operations Data:
	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001	PERIOD FROM FEBRUARY 1, 2000 TO SEPTEMBER 30, 2002
Net Sales	$15,039	-	$19,970	-	$230,550
Gain on Sale of Shekou joint venture	$56,586	-	$56,586	-	$56,586
Loss from operations	$375,178	$1,529,098	$1,622,023	$4,190,053	$20,812,679
Extraordinary gain	-	$1,422,225	-	$1,422,225	$1,422,225
Net loss	$375,178	$180,892	$1,622,023	$3,071,135	$19,333,868
Basic loss per share before Extraordinary item	($0.02)	($0.08)	($0.08)	($0.23)	-
Basic loss per share including Extraordinary gain	($0.02)	($0.01)	($0.08)	($0.16)	-
Basic weighted average common shares outstanding	22,513,801	19,474,517	21,525,726	19,474,517	-

Balance Sheet Data:
	September 30, 2002	December 31, 2001
Cash and cash equivalents	$927,163	$672,096
Working capital	$2,143,091	$702,531
Total assets	$3,333,266	$3,889,675
Total stockholders' equity	$3,073,879	$3,626,252

 RESULTS OF OPERATIONS

Revenues

On a consolidated basis, we earned revenues of $40,617 for the three months ended September 30, 2002 (2001 - nil), and $94,900 for the nine months ended September 30, 2002 (2001 - nil). The following discussion provides a breakdown of revenue within our corporate structure.

China Broadband Corp.

For the nine months ended September 30, 2002 and 2001, we did not earn revenues. We provided technical consulting services to Big Sky Network in the first half of 2001 pursuant to a Technical Services Agreement with Big Sky Network, the revenue from this arrangement was eliminated on consolidation.

We earn revenues through our ownership interest in the operating joint ventures in China and our subsidiary Chengdu Big Sky Technology Services Ltd.

Shekou Joint Venture

On September 13, 2002, China Broadband Corp.'s wholly-owned subsidiary, Big Sky Network Canada Ltd. ("Big Sky Network"), sold its 50% interest in Shenzhen China Merchants Big Sky Network Canada Ltd., ("Shekou joint venture"), its joint venture operation in Shekou, Peoples Republic of China. Winsco International Limited, ("Winsco"), a British Virgin Islands company, agreed to pay an aggregate amount of US$2,280,000 in a series of payments commencing five business days after signing and in stages linked to approvals of Chinese government agencies required to complete the transaction. As of October 28, 2002, the Company has received initial payments of $228,000 and $684,000. Additional payments of $684,000, $570,000 and $114,000 are due upon satisfaction of the above condition. The Company believes that, should all government approvals be received, that final payment would be received prior to the end of the first quarter of 2003. Net proceeds to the Company, after agent's fees and professional fees, will be approximately US$2,040,000.

Under the terms of the sale, Big Sky Network had its representatives resign from the Shekou joint venture board of directors and Big Sky Network will assist Winsco in the transition of operations and management. Winsco assumed operating responsibility for the Shekou joint venture from the date of the agreement. The Registrant has no further interest in the Shekou joint venture.

The Company's share of the loss in Shekou joint venture for the three months ended September 30, 2002 is $26,324, and $123,504 for the nine months ended September 30, 2002. The equity loss is recorded to September 13, 2002. The disposal of the Company's interest in the Shekou joint venture resulted in a gain of $56,586. At the time of the sale, the Company's investment in Shekou joint venture was approximately $1,980,000.

Chengdu Joint Venture

For the three and nine months ended September 30, 2002, the Chengdu joint venture received subscriber revenue of approximately $23,000 and $55,900, respectively. There were no material revenues generated during the same period of 2001. The Chengdu joint venture had a net loss of $57,600 in the three months ended September 30, 2002, and a net loss of $187,700 for the nine months ended September 30, 2002. The loss in 2002 has not been recognized in the financial statements as a result of the write down of the entire investment in Chengdu joint venture in 2001.

The Chengdu joint venture began commercial operations near the end of 2000. As at September 30, 2002, the Chengdu joint venture had approximately 721 subscribers connected, compared to 254 subscribers for the same period in 2001. Subscriber growth in the Chengdu joint venture has been slower than anticipated because the joint venture partner has been unable to fund its share of the project. As a result, we are continuing to make every effort to ensure the sustainability of the joint venture without the support of the partner, however; we are not confident that the Chengdu joint venture can survive through to December 31, 2002 without further investment.

Big Sky Technology Services

Chengdu Big Sky Network Technology Services Ltd., a wholly owned subsidiary, commenced operations in October 2001 and had 82 corporate subscribers connected at September 30, 2002. Big Sky Technology Services recorded gross sales of $94,900 in the nine months ended September 30, 2002, and $115,438 since inception. Management does not expect Big Sky Technology Services to generate profit until at least the fourth quarter of 2002. Once the operation becomes cash flow positive, we anticipate it will re-invest its after tax income, if any, in related business opportunities in China. We do not anticipate Big Sky Technology Services will pay any dividends in the foreseeable future.

We have invested approximately $513,173 in equipment and working capital in Big Sky Technology Services to date. We intend to add equipment and working capital based on an analysis of the potential return on investment from such equipment or working capital. Additional investments will be made based upon the potential for a short-term payback of such investment. Future growth is anticipated to be funded primarily by revenues from services.

New Joint Ventures

We have postponed startup of any new joint ventures until additional capital can be raised. We are considering opportunities to deliver internet service to high tech parks in other cities, based on our operation in Big Sky Technology Services in Chengdu.

Expenses

During the three months ended September 30, 2002 and 2001, we incurred operating expenses of $420,593 and $1,529,098, respectively. For the nine months ended September 30, 2002 we incurred operating expenses of $1,616,252 (2001 - $4,190,053). The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001	PERIOD FROM FEBRUARY 1, 2000 TO SEPTEMBER 30, 2002
Calgary Office Costs	$50,401	$270,019	$479,158	$800,714	$2,199,224
Beijing Office Costs	$124,431	$291,240	$320,151	$659,440	$1,667,718
Big Sky Technology Services	$38,399	$61,678	$101,418	$61,678	$175,475
Professional Services	$(323)	$180,643	$83,983	$414,591	$1,826,724
Investor Relations	$2,039	$(41,714)	$22,700	$73,941	$1,151,480
Amortization	$51,227	$605,744	$151,572	$1,816,254	$3,170,615
Non Cash Compensation	$141,327	$77,762	$441,227	$215,786	$877,356
Miscellaneous	$13,092	$83,726	$16,043	$147,649	$210,896
TOTAL	$420,593	$1,529,098	$1,616,252	$4,190,053	$11,279,488

Calgary office expense includes the costs of executive management and administrative consultants, travel, rent, insurance, and general office costs associated with maintaining a business office in North America. For the nine months ended September 30, 2002, Calgary office costs have decreased 40% over the same period in 2001, primarily due to voluntary compensation reductions by management late in 2001, and a reduction in staff in 2002.

Beijing office costs include the costs of maintaining business operations and our principal business office in China In the first nine months of 2002, Beijing office costs decreased 51% over the same period in 2001, due to significant reductions in staff, salaries, contract fees, and travel expenses.

Professional services include accounting, audit and legal advisory costs. Professional costs have decreased 80% in the first nine months of 2002, compared to the same period in 2001. This is primarily due to lower legal and auditing fees resulting from our Form S-1 registration statement becoming effective in November 2001.

We have made deliberate efforts to reduce our overall general and administrative costs and we expect this trend to continue through the year ended December 31, 2002.

Amortization and depreciation expense resulted from the amortization of intellectual capital and depreciation of office equipment and leasehold improvements in the North American office. Non-cash stock compensation expense was $277,764 in the first nine months of 2002; while we had compensation expense of $215,786 in the first half of 2001. In addition, 2002 includes $163,463 expense recorded under the Alternative Compensation Plan.

Summary of Non-cash Compensation Expense
	Expense	Unamortized Deferred Compensation
Options
Options granted June 29, 2001	$1,141	$5,810
Options granted November 13, 2001	209,629	503,085
Options granted April 10, 2002	66,772	200,317
Options granted August 27, 2002	222	5,088
Alternative Compensation Plan	163,463
Total	$441,227	$714,300

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002 we had cash and cash equivalents of $927,163 and a working capital surplus of $2,143,091, compared to a working capital surplus of $702,531 at December 2001. Funds used in operations for the three months ended September 30, 2002 decreased to $212,886, a decrease of 74% from $834,343 from same period in 2001.

Since inception, we have financed operations primarily through sales of equity securities and have raised a total of $12,464,053, net of share issuance costs of $177,740. On a consolidated basis, our current operating cash expenditures are expected to be approximately $80,000 per month. We currently have no external sources of capital. Except for working capital, we currently have no internal sources of liquidity.

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

Other transactions that occurred in the nine months ended September 30, 2002:

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

On March 22, 2002 our Board of Directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of common shares instead of cash. The Alternative Compensation Plan was approved by shareholders at our Annual Shareholders Meeting on June 14, 2002. In the first nine months of 2002, all 2,000,000 common shares have been accrued for issue under the Alternative Compensation Plan.

Two new directors appointed to the Board of Directors received a grant on January 26, 2002 of 150,000 options each, under the Corporation's 2000 Stock Option Plan, at an exercise price of $0.50 per common share.

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

On August 9, 2002, our Board of Directors approved the issuance of 200,000 options to a consultant. These options were priced above the fair market value on the date of grant with an exercise price of $0.05 per share. These options will be issued and vest immediately upon the Company's receipt of an executed Letter of Intent between China NetCom and the Company for wireless service in China. The options will expire 2 years from the date of issuance.

On October 21, 2002, several officers, directors and consultants returned for cancellation option agreements representing options to acquire 5,235,000 common shares at prices ranging between $0.25 and $1.00 per share. These options were reissued that same date, and priced above the fair market value on the date of grant with an exercise price of $0.05. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unexercised options expire on October 21, 2007.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, " Goodwill and Other Intangible Assets", which supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, extends the allowable useful lives of certain intangible assets, and requires impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and other intangible assets arising from transactions completed both before and after its effective date. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has prospectively adopted this recommendation effective January 1, 2002. Goodwill has been evaluated for impairment at January 1, 2002 and no provision was required. Goodwill amortization which would have been recorded for the six month period ended June 30, 2002 was $215,372.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 1. LEGAL PROCEEDINGS

There were no pending legal proceedings against us during the quarter ended September 30, 2002 and no legal proceedings against us currently pending.

ITEM 2. CHANGES IN SECURITIES

a) Sales of Unregistered Securities

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

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

10.5 (4)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang. 17
10.6 (5)	Cooperative Joint Venture Contract For Sichuan Huayu Big Sky Network Ltd. dated July 8, 2000
10.7 (5)	Strategic Partnership Agreement Between Chengdu Huayu Information Industry Co., Ltd. and Big Sky Network Canada Ltd.
10.8 (5)	Cooperative Joint Venture Contract For Deyang Guangshi Big Sky Ltd. dated November 25, 2000
10.9 (5)	Consulting Agreement MH Financial Management, for the services of Matthew Heysel
10.10 (5)	China Broadband Stock Option Plan
10.11 (5)	Form of Stock Option Agreement
10.12 (5)	Form of Restricted Stock Purchase Agreement
10.13 (5)	Letter Agreement dated July 25, 2000 by and between China Broadband Corp. and Canaccord International Ltd.
10.14 (5)	Joint Development Agreement of City-Wide-Area High Speed Broadband and Data Transmission Services Networks of China Between Big Sky Network Canada Ltd. and Jitong Network Communications Co. Ltd.
10.15 (5)	Consulting Agreement Daming Yang
10.16 (5)	Consulting Agreement and Precise Details Inc. for the services of Thomas Milne
10.17 (8)	Agreement to the Establishment of Cooperation Joint Venture between Big Sky Network Canada Ltd. and Zhuhai Cable Television Station, dated May 27, 1999
10.18 (8)	Letter of Intent, dated March 1, 2000, between Big Sky Network Canada Ltd. and Dalian Metropolitan Area Network Center
10.19 (8)	Letter of Intent, dated November 8, 2000, between Big Sky Network Canada Ltd. and Hunan Provincial Television and Broadcast Media Co. Ltd.
10.20 (8)	Preliminary Agreement to Form a Contractual Joint Venture, dated March 8, 2001 between Big Sky Network Canada Ltd. and Changsha Guang Da Television
10.21 (6)	Purchase and License Agreement, dated September 28, 2000, between China Broadband Corp. and Nortel Networks Limited
10.22 (6)	Amendment, dated January 1, 2001, to the Purchase and License Agreement between China Broadband Corp. and Nortel Networks Limited
10.23 (8)	Consulting Agreement, dated December 22, 2000, between China Broadband Corp and Barry L. Mackie
10.24 (8)	Consulting Agreement, dated October 1, 2000, between China Broadband Corp and Richard Lam
10.25 (8)	Consulting Agreement, dated October 1, 2000, between China Broadband Corp and Ping Chang Yung
10.26 (8)	Consulting Agreement, dated October 1, 2000, between China Broadband Corp and YungPC AP
10.27 (7)	Common Stock Purchase Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd.
10.28 (7)

Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd. and Matthew Heysel, for himself and as attorney-in-fact for Daming Yang, Kai Yang, Wei Yang, Jeff Xue, Donghe Xue, Lu Wang, Wallace Nesbitt and Western Capital Corp.

10.29 (7)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang
10.30 (12)	Letter of Intent dated June 1, 2001 between Big Sky Network Canada Ltd. and Shanghai Min Hang Cable Television Center
10.31 (12)	Memorandum of Understanding dated June 18, 2001 between Big Sky Network Canada Ltd. and Beijing Gehua Cable TV Networks Co., Ltd.
10.32 (12)	Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing Branch of Ji Tong Network Communications Co., Ltd. 18
10.33 (12)	Consulting Agreement dated April1, 2001 between China Broadband Corp. and Precise Details Inc.
10.34 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and M.H. Financial
10.35 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Daming Yang
10.36 (12)	Indemnity Agreement dated June 29, 2001 between China Broadband Corp. and Matthew Heysel
10.37 (13)	Memorandum of Understanding between Big Sky Network Canada Ltd. and Fujian Provincial Radio and Television Network Co. Ltd. dated July 10, 2001
10.38 (14)	Note Cancellation Agreement between China Broadband Corp. and Canaccord International Ltd.
10.39 (15)	Consulting Agreement, dated July 1, 2001, between China Broadband Corp and Barry L. Mackie
10.40 (15)	Memorandum of Understanding between Chengdu Big Sky Network Technology Services Ltd. and Jitong Network Communications Co. dated October 15, 2001
10.41 (15)	Consulting Agreement, dated April 1, 2001 between China Broadband Corp. and Richard Lam
10.42 (17)	Joint Project Contract between the Chong Qing Branch of Jitong Network Communications Co. Ltd. and Chengdu Big Sky Network Technology Services Ltd. dated October 31, 2001
10.43 (17)	Alternative Compensation Plan
10.44 (17)	Fee Arrangement Agreement dated January 28, 2002 between China Broadband Corp. and Michael Morrison
10.45 (18)	Agency Agreement between China Broadband Corp. and Canaccord Capital (Europe) Limited dated March 13, 2002
10.46 (19)	Agreement of Cooperative Rights & Interests Assignment between Big Sky Network Canada Ltd. and Winsco International Limited dated September 13, 2002 - English Translation
16.1 (9)	Change in Auditor Letter of Amisano Hanson
16.2 (10)	Change in Auditor Letter of Arthur Anderson LLP
21.1 (16)	List of subsidiaries of registrant
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(15) Previously filed on Form S-1, Amendment No. 7 on October 25, 2001.
(16) Previously filed on Form 10-QSB on November 14, 2001.
(17) Previously filed on Form 10-KSB on April 1, 2002.
(18) Previously filed on Form S-1 on April 12, 2002.
(19) Previously filed on Form 8-K/Amendment No. 1 on October 30 2002.

b) Reports on Form 8-K.

    Form 8-K filed October 1, 2002 reporting the sale of the Company's interest in the Shenzhen China Merchants Big Sky Network Canada Ltd. joint venture.
    Amended Form 8-K filed October 30, 2002, reporting the issuance of options to Daming Yang, President of the Company and the sale of the Company's interest in the Shenzhen China Merchants Big Sky Network Canada Ltd. joint venture. Amended to including pro forma financial statements and exhibits and option issuance information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
China Broadband Corp.
Date: November 12, 2002	By:	/s/ MATTHEW HEYSEL Name: Matthew Heysel Title: Chief Executive Officer (Principal Executive Officer)
Date: November 12, 2002	By:	/s/ THOMAS MILNE Name: Thomas Milne Title: Chief Financial Officer (Principal Accounting Officer)

___________________________

SECTION 302 CERTIFICATIONS

I, Matthew Heysel, certify that:

1. I have reviewed this quarterly report of China Broadband Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ MATTHEW HEYSEL Name: Matthew Heysel Title: Chief Executive Officer (Principal Executive Officer)

___________________________

I, Thomas G. Milne, certify that:

1. I have reviewed this quarterly report of China Broadband Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 12, 2002	By:	/s/ THOMAS MILNE Name: Thomas Milne Title: Chief Financial Officer (Principal Accounting Officer)