Form 10KSB
period 2002-12-31
CHINA BROADBAND CORP
filed 2003-04-16
CIK 1075247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-------------------------

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED: December 31, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number: 0-28345

China Broadband Corp. (Exact name of small business issuer in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	72-1381282 (I.R.S. Employer Identification No.)
1002, Building C, Huiyuan Apartment, Asia Game Village, Beijing, China (Address of principal executive offices)	100101 (Zip Code)
Issuer's telephone number: 86-10-6499-1255
Securities Registered Under Section 12(b) of the Exchange Act:	None
Securities Registered Under Section 12(g) of the Exchange Act:	Common Stock, $0.001 par value (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Revenue for the most recent fiscal year: $141,942

Aggregate market value of voting stock held by non-affiliates of the Registrant, as of April 14, 2003: $586,154

Number of shares outstanding of each of the Registrant's classes of common stock, as of April 14, 2003: 22,513,801 shares of common stock, par value US$0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

We, China Broadband Corp., are a development stage company, which means we are in the process of developing our business. We have incurred losses since our inception, and as of December 31, 2002, we had an accumulated deficit of $19,730,126 which includes a write down of assets of $8,628,623. We anticipate that we will continue to incur losses in the foreseeable future. Our management has expressed doubt that we will be able to continue as an ongoing business.

Except for historical information, the following description of our business contains forward-looking statements based on current expectations which involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth in this Annual Report under the heading "Additional Factors That May Affect Future Results". Unless specified otherwise as used herein, the terms "we", "us" or "our" refers to China Broadband Corp., its wholly owned subsidiaries and its interest in its joint ventures. Forward-looking statements can be identified by the use of forward looking terminology such as "may", "will", "expect", "anticipate", "estimate", "continue", "believe" or other similar words. We have made forward-looking statements with respect to the following, among others:

-	our goals and strategies;
-	our expectations related to growth of the Internet in China;
-	our ability to earn sufficient revenues from our service offerings;
-	the importance and expected growth of Internet technology;
-	the pace of change in the Internet marketplace;
-	the demand for Internet services; and
-	our revenues and expenses.

Overview of Corporate Structure

We were incorporated in February 1993 as Institute for Counseling, Inc. under the laws of the State of Nevada. On April 14, 2000, we acquired China Broadband (BVI) Corp., a British Virgin Islands company incorporated in February 2000, by issuing 13,500,000 shares of our common stock in exchange for all of the issued and outstanding common stock of China Broadband (BVI) Corp. At the time of this transaction, China Broadband (BVI) Corp. held an 80% interest in Big Sky Network Canada Ltd., known throughout this Annual Report as Big Sky Canada, and SoftNet Systems Inc. held the remaining 20% interest. The former shareholders of China Broadband (BVI) Corp. became our controlling shareholders. On April 14, 2000, subsequent to the above acquisition, we changed our name to "China Broadband Corp." Our principal business office is located at 1002, Building C, Huiyuan Apartment, Asia Game Village, Beijing, China, 100101, and our phone number there is 86-10-6499-1255. We maintain an administrative branch office for North American investor relations and U. S. regulatory compliance at 1980, 440-2 Avenue S.W., Calgary, Alberta, Canada, T2P 5E9, and our phone number there is 403-234-8885.

On April 14, 2000, subsequent to the acquisition and our name change to China Broadband Corp., SoftNet acquired an additional 40,000 common shares of our subsidiary, Big Sky Canada, at a price of $2 million. Including the 10,000 shares of Big Sky Canada previously acquired by SoftNet for $500,000, SoftNet's ownership in Big Sky Canada increased to 50%. The original $500,000 invested in Big Sky Canada was used for working capital and the further $2 million was used to fund Big Sky Canada's Shekou joint venture. On September 29, 2000, we bought SoftNet's 50% interest in Big Sky Canada for $2,500,000 in cash, a promissory note in the principal amount of $1,700,000, due September 29, 2001, with interest payable at maturity at the rate of 8% per annum, 1,133,000 shares of our common stock at a deemed value of $7.50 per share and forgiveness of debt owed, if any, as at the closing date of the transaction. No debt was owed as of the closing date. See "Transactions with SoftNet".

We, through Big Sky Canada, hold a 100% interest in Chengdu Big Sky Network Technology Services Ltd., known as Chengdu Technology Services, which resells high speed broadband Internet service to companies in the section of Chengdu designated as a high technology park.

The following figure sets forth our corporate structure.

China Broadband Corp. a Nevada corporation
100%
Big Sky Network Canada Ltd. a British Virgin Islands corporation
100%	50%
Chengdu Big Sky Network Technology Services Ltd. a Chinese limited liability corporation	Sichuan Huayu Big Sky Network Ltd.(1) a Chinese limited liability corporation

(1)	Big Sky Canada has a 50% interest in the joint venture and a profit interest of 65% from 2001 through 2007; 50% from 2008 through 2014; and 35% from 2015 through 2020.

Neither we nor any of our subsidiaries have been subject to any bankruptcy, receivership or similar proceedings.

Overview of Business Strategy

Foreign companies are not permitted to operate telecommunication businesses, own broadcast rights or hold Internet operating permits in China. We initially conducted our business by joint venturing with Chinese companies authorized to operate telecommunications businesses. Our subsidiary, Chengdu Big Sky Network Technology Services Ltd., known throughout this filing as Chengdu Technology Services, operates as a facilitator for clients needing access to the Internet. We, through our subsidiaries plan to use this business model in other Chinese cities.

We, through our wholly owned subsidiary, Chengdu Technology Services, assist our subscribers in the Chengdu High Tech Park with developing turnkey solutions to modify their existing computer systems so that they are Internet ready. As well, Chengdu Technology Services resells Internet access service purchased from authorized Internet providers. The subscribers are charged a monthly fee for these services. In addition, Chengdu Technology Services will provide technical services to affiliated joint ventures and third parties. Chengdu Technology Services plans to provide a range of value added services to companies, directly or through strategic alliances with an appropriate service provider.

China currently has an online population of approximately 45.8 million people, most using slow and expensive dial-up systems. We feel that China's entry into the World Trade Organization and the government's commitment to expanding the use of the Internet will focus the growth of the Internet on broadband access versus dial up service.

Growth Of Internet Usage In China

Given China's large population and the commitment of the Chinese government to the rapid development of the Internet in China, we believe that China represents enormous potential for Internet use in the long-term. In recent years, Internet use in China has grown rapidly. According to International Data Corporation's "Internet Environment in China, 2000" report of December 2000, International Data Corporation projected that the number of Internet users in China would grow to approximately 36.83 million in 2003. According to a June 30, 2002 report by the China Internet Network Information Center survey, the number of Internet users had already reached 45.8 million; leading us to believe that Internet usage is growing at even a faster pace than predicted by International Data Corporation. These projected growth rates may not reflect the actual growth rates of Chengdu Technology Services.

The China Internet Network Information Center's survey entitled "Semi Annual Survey Report on Internet Development in China", issued in June 2002, reported that there were 45.8 million Internet users in China and of these, 26.8 million users were using dial-up service. In the January 2002 survey issued by the China Internet Network Information Center, only 25% of respondents indicated that their access speed was either "excellent" or "good" and 26.4% of the respondents were happy with the cost of access. We believe that the strategy that we have adopted under which Internet access is provided through broadband networks will allow us to address both of these impediments and will attract existing and new Internet users to use Chengdu Technology Services' services. We also believe that China's interest in the Internet will grow during the next five years due to the active role the Chinese government is taking in promoting the development of the Internet.

In addition, according to the results of the "Semi Annual Survey Report on Internet Development in China" of June 2002, the Internet was utilized mainly by men (61% of respondents) with an average age ranging between 18-24 years old (37% of respondents). Of the respondents, 62.1% indicated that their main venue for Internet access was their home computer with 43.3% of respondents using their computer at work as their main access to the Internet. The largest number of respondents (24.8%) indicated their salary range to be below RMB 500 ($0-60) followed closely (24.1%) by respondents with a salary between RMB 501 to 1,000 ($60-120) per month. 30.5% of respondents indicated that they had a senior high school education level followed closely by 29.2% of respondents who indicated they had a Bachelor's degree.

The largest portion of respondents (44.3%) indicated that they spend less than RMB 50 ($6) on a monthly basis to access the Internet. An additional 30.1% indicated they spent RMB 51-100 ($6-12) per month on Internet access. Only 18.7% of respondents indicated that they spent RMB 101-200 ($12-24) per month on Internet access. Chengdu Technology Services currently charge a combined fee of between RMB 100 ($12) for residential subscribers and RMB 800 ($100) to RMB 1,000 ($125) per month for commercial subscribers depending on the service area. We believe that the access fees outlined in the survey are largely based upon dial up service (58%), and that these charges are calculated on the clients Internet usage. Based on this, we believe that Chengdu Technology Services is competitively priced as we offer unlimited access, better access reliability and faster speed.

Chengdu Technology Services is targeting the businesses within the Chengdu High Tech Park of which there are currently over 7,000 registered businesses. Chengdu Technology Services is anticipated to provide a range of value added services to resident companies, directly or through strategic alliances with an appropriate service provider. In the future, Chengdu Technology Services will seek to expand to some of the other Chinese cities with development zones similar to Chengdu High Tech Park.

Shekou Joint Venture

We established the Shekou joint venture in November 1999 in the Shekou Industrial Area within the Special Economic Zone of Shenzhen, a city in Guangdong Province separated from Hong Kong by a 2-mile strip of water. The Shenzhen Special Economic Zone was the first special economic zone established by China and was the site for China's first cellular telephone and first Internet dial-up access trials. The Shekou Industrial Area was established in 1979 and is administered by China Merchants Group of Hong Kong, one of China's oldest banking groups.

Under the terms of the cooperative joint venture contract dated September 29, 1999, Big Sky Canada, our subsidiary, and China Merchants Shekou Industrial Zone Ltd. had agreed to form a joint venture company, Shenzhen China Merchants Big Sky Network Ltd., under the law of the People's Republic of China on Cooperative Joint Ventures using Chinese-Foreign Investment. The establishment of our Shekou joint venture was approved by the Department of Foreign Trade and Economic Cooperation and the Municipal Government of Shenzhen, and a Business License confirming its establishment was issued by the State Administration of Industry and Commerce in November, 1999. The joint venture term is 15 years, extendable upon approval of both joint venture parties and the original approval authorities. The Shekou joint venture was granted the exclusive right to provide equipment and technical services to our Chinese joint venture partner's subscribers to enable these subscribers to access the Internet.

We agreed to provide up to $3,000,000 in financing for the joint venture in the form of cash and equipment. We made an initial investment in the amount of $500,000 after China Merchants Shekou Industrial Zone Ltd. obtained a permit from the Posts and Telecommunications Administration Bureau of Guangdong Province to engage in the business of providing connections to international computer information networks. The permit was valid for five years from February 2000. As of March 25, 2002, we had made capital and equipment contributions of approximately $2.95 million to the Shekou joint venture, thereby completing our capital commitment to the joint venture.

Under the terms of the cooperative joint venture contract, Shenzhen China Merchants Big Sky Network Ltd. was managed by a board of seven directors, of which we were entitled to appoint four during the first five years of the term of the joint venture and three for the remainder of the term. China Merchants Shekou Industrial Zone Ltd. was entitled to appoint three directors during the first five years of the term of the joint venture and four for the remainder of the term. China Merchants Shekou Industrial Zone Ltd. was entitled to appoint the chairman of the board and was entitled to appoint the vice chairman. The day to day operations of the joint venture were managed by a general manager who was appointed by the board of directors. The members of the Board of Directors were Matthew Heysel, Daming Yang, Qifeng Xue, Lu Wang, Guang Zhenghai, Tao Xin and Shen Wenjian. The General Manager of the joint venture was Qifeng Xue.

Under the terms of the cooperative joint venture contract, profits from the joint venture were shared as follows:

Period	China Merchants Shekou Industrial Zone Ltd. - Profit Interest	Big Sky Canada Profit Interest
Years 1 -5	40%	60%
Years 6-10	50%	50%
Years 11-15	60%	40%

The Shekou joint venture launched its services in June 2000.

On September 13, 2002, we sold, indirectly through Big Sky Canada, our 50% interest in Shenzhen China Merchants Big Sky Network Canada Ltd., known throughout this Annual Report as the Shekou joint venture. Winsco International Limited, a British Virgin Islands company, agreed to pay an aggregate amount of $2,280,000 in a series of payments commencing five business days after signing and in stages linked to approvals of Chinese government agencies required to complete the transaction. All of the government approvals were received and final payment was received in the first quarter of 2003. Net proceeds, after agent's fees and professional fees, was be approximately US$2,029,000.

Under the terms of the sale, Big Sky Canada had its representatives resign from the Shekou joint venture board of directors and Big Sky Network assisted Winsco International Limited in the transition of operations and management. Winsco assumed operating responsibility for the Shekou joint venture from the date of the agreement and we had no further interest in the Shekou joint venture.

Chengdu Joint Venture

We established the Chengdu joint venture in October 2000 with Chengdu Huayu Information Co. Ltd., the municipal broadband network company controlled by the Chengdu municipal government of Chengdu, the capital of Sichuan Province. Chengdu Huayu Information Co. Ltd. had developed an integrated broadband information network servicing more than 600,000 users.

Under the terms of the cooperative joint venture contract dated July 8, 2000, Big Sky Canada and Chengdu Huayu Information Co. Ltd. agreed to form a joint venture company, Sichuan Huayu Big Sky Network Ltd., under the laws of the People's Republic of China on Cooperative Joint Ventures using Chinese Foreign Investment. The establishment of our Chengdu joint venture was approved by the Department of Foreign Trade and Economic Cooperation and the Provincial Government of Sichuan, and a Business License confirming its establishment was issued by the State Administration of Industry and Commerce in October 2000. The joint venture term was 20 years, extendable upon approval of both joint venture parties and the original approval authorities. The Chengdu joint venture was granted the exclusive right to provide equipment and technical services to our Chinese joint venture partner's subscribers to enable these subscribers to access the Internet.

We had agreed to provide up to $5,500,000 in financing for the joint venture, in the form of cash and equipment. We made an initial investment in the amount of $500,000 after Chengdu Huayu Information Co. Ltd. obtained a permit in September, 2000, from the Posts and Telecommunications Administration Bureau of Sichuan Province to engage in the business of providing connections to international computer information networks. The permit was valid for five years from September 2000. As of April 14, 2003, we had made capital and equipment contributions of approximately $1.935 million to the Chengdu joint venture. Subscriber growth in the Chengdu joint venture has been slower than anticipated because the joint venture partner had limited financial and staffing resources to meet its contractual commitments during the year ended December 31, 2002. Our joint venture partners acknowledged that their lack of financial commitment to the project and inability to upgrade the network has caused the joint venture to experience insubstantial performance. As a consequence, we are taking measures to ensure that the existing 650 subscribers' Internet service is maintained. We are in discussions with our joint venture partner to move these subscribers to Chengdu Technology Services.

Under the terms of the cooperative joint venture contract, Sichuan Huayu Big Sky Network Ltd. was to be managed by a board of seven directors, of which we were entitled to appoint four during the first thirteen years of the term of the joint venture and three for the remainder of the term. Chengdu Huayu Information Co. Ltd. was entitled to appoint three directors during the first thirteen years of the term of the joint venture and four for the remainder of the term. Chengdu Huayu Information Co. Ltd. was entitled to appoint the chairman of the board and we were entitled to appoint the vice chairman. The day-to-day operations of the joint venture are managed by a general manager who is appointed by the board of directors. The Board of Directors are Yuanlin Wang, Matthew Heysel, Daming Yang, Wei Yang, Yongrong Gong, Xiancheng Hu and Xiaonan Xu. The General Manger of the joint venture is Xiaonan Xu.

Under the terms of the cooperative joint venture contract, profits from the joint venture were to be shared as follows:

Period	Chengdu Huayu Information Co. Ltd. Profit Interest	Big Sky Canada Profit Interest
Years 1 -6	35%	65%
Years 7-14	50%	50%
Years 15-20	65%	35%

The Chengdu joint venture launched its services in October 2000 and during 2002, due to issues with the joint venture partner, we have commenced negotiations to move all subscribers to Chengdu Technology Services.

We had also entered into a strategic alliance on July 21, 2000 with Chengdu Huayu Information Co. Ltd. The agreement outlined Chengdu Huayu Information Co. Ltd.'s efforts to build a province-wide cable network. We had partnered with them to assist their efforts in building this network. Chengdu Huayu Information Co. Ltd. was required to obtain all governmental approvals and operating permits, to obtain the legal rights to use and commercially operate the telecommunication backbones in Sichuan Province. We had committed to invest an undetermined amount of cash and equipment, to assist in developing an international strategic partnership, to assist in the market development and provide training to technical personnel. Due to the current status of our joint venture partner, we do not see this project moving forward.

Deyang Joint Venture

We had executed a cooperative joint venture contract for the establishment of the Deyang Joint Venture on November 25, 2000 with Deyang Guangshi Network Development Ltd., the municipal broadband network company controlled by the Deyang Municipal Government. Under the terms of the cooperative joint venture contract, Big Sky Canada and Deyang Guangshi Network Development Ltd. agreed to form a joint venture company, Deyang Guangshi Big Sky Ltd., under the law of the People's Republic of China on Cooperative Joint Ventures using Chinese Foreign Investments. Deyang Guangshi Big Sky Ltd. was to have a joint venture term of twenty years, extendable upon approval of both joint venture parties and the original approval authorities. The Deyang joint venture was granted the exclusive right to provide equipment and technical services to our Chinese joint venture partner's subscribers to enable these subscribers to access the Internet.

We had agreed to provide up to $4,500,000 in financing in the form of cash and equipment. Under the terms of the agreement, we were to make an initial investment in the amount of $1,000,000 after the establishment of the joint venture was approved by the Department of Foreign Trade and Economic Cooperation and the Provincial Government of Sichuan Province, a business license confirming the establishment of the joint venture had been issued by the State Administration of Industry and Commerce, and after Deyang Guangshi Network Development Ltd. obtained a permit from the Posts and Telecommunications Administration Bureau of Sichuan Province to engage in the business of providing connections to international computer information networks.

Under the terms of the cooperative joint venture contract, Deyang Guangshi Big Sky Ltd. was to be managed by a board of seven directors, of which we would have been entitled to appoint four during the first ten years of the term of the joint venture and three for the remainder of the term. Deyang Guangshi Network Development Ltd. would have been entitled to appoint three directors during the first ten years of the term of the joint venture and four for the remainder of the term. Deyang Guangshi Network Development Ltd. would have been entitled to appoint the chairman of the board and we would have been entitled to appoint the vice chairman. The day-to-day operations of the joint venture would have been managed by a general manager.

Under the terms of the cooperative joint venture contract, profits from the Deyang Joint Venture were to be shared as follows:

Period	Deyang Guangshi Network Development Ltd. Profit Interest	Big Sky Canada Profit Interest
Years 1 -5	20%	80%
Years 5-10	40%	60%
Years 10-15	50%	50%
Years 15-20	60%	40%

The lack of the joint venture partners ability to obtain government approvals and permits and our decision to concentrate our operations on ventures similar to Chengdu Technology Services, we have decided to postpone this joint venture.

Chengdu Technology Services

Chengdu Big Sky Network Technology Services Ltd. was incorporated on June 20, 2001, as a Chinese limited liability corporation and is a wholly-owned subsidiary of Big Sky Canada.

Chengdu Technology Services, assists its subscribers with developing a turnkey solution to modify their existing computer systems so that they are Internet ready. As well, Chengdu Technology Services resells Internet access service purchased from authorized Internet providers. There are over 7000 registered companies located in the Chengdu High Tech Park, of which some 500 companies are capable of accessing by our fibre network. Chengdu Technology Services will be exempt from import duties on capital equipment and receive tax holidays. In addition, Chengdu Technology Services will provide technical services to affiliated joint ventures and third parties. Chengdu Technology Services will provide a range of value added services to companies, directly or through strategic alliances with an appropriate service provider.

The board of directors of Chengdu Technology Services consists of Matthew Heysel, Daming Yang, Xiaonan Xu and Wei Yang. The General Manager of the Chengdu Technology Services is Xianonan Xu.

In the future, we anticipate Chengdu Technology Services will seek to expand to some of the other Chinese cities with development zones similar to Chengdu High Tech Park assuming adequate financing is obtained.

The establishment of Chengdu Technology Services was approved by the Department of Foreign Trade and Economic Cooperation and the Provincial Government of Sichuan, and a Business License confirming its establishment was issued by the State Administration of Industry and Commerce in June 2001.

As of April 14, 2003, we had invested approximately $568,715 worth of equipment and working capital for the start up of Chengdu Technology Services. We intend to add equipment and working capital based on an analysis of the potential return on investment from such equipment or working capital. Additional investments will be made based upon the potential for a short-term payback of such investment. Future growth is anticipated to be funded primarily by revenues from services.

As of April 14, 2003, Chengdu Technology Services had 148 corporate subscribers and 80 residencial subscribers. We believe that in order to reach profitability, Chengdu Technology Services will have to obtain a minimum of 250 corporate subscribers.

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

Jitong Network Communications will be responsible for:

-	obtaining all necessary permits and approvals to operate the joint venture,
-	the management and operation of the joint venture including the collection of monthly connection fees and charges, and
-	provision of Internet connectivity to the subscribers.

We will be responsible for:

-	financing including financial planning, reporting systems and monitoring the accounting, and
-	providing technical expertise/training and assisting with equipment upgrading.

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

Under the terms of the cooperative joint venture contract, revenue from the Chong Qing joint venture will be shared as follows:

Period	Chong Qing Branch of Jitong Network Communications Co. Ltd.	Chengdu Technology Services Profit Interest
Years 1 -6	41%	59%
Years 7-12	65%	35%

The Chong Qing joint venture has been postponed pending additional capital being raised to fund our capital contribution. We cannot assure you that the joint venture will be able to obtain the necessary financing to make our capital contribution.

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

Regulatory Framework

The Ministry of Information Industry was created in March 1998 to assume, among other things, the regulatory, administrative and other governmental duties of, and rights previously exercised by, the former Ministry of Posts and Telecommunications and the former Ministry of Electronics Industry. The Ministry of Information Industry has broad authority to regulate all aspects of the telecommunication and information technology industries in China, which includes the power to:

-	formulate and enforce industry policy, standards and regulations;
-	grant licenses to provide telecommunications and Internet access services;
-	formulate tariff and service charge policies for telecommunications and Internet access services;
-	supervise the operations of telecommunications and Internet access service providers;
-	maintain fair and orderly market competition among operators; and
-	manage the day-to-day administration of the national telecommunications sector.

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

Basic telecommunication providers are those who provide:

-	domestic long-distance and local telephone services through fixed networks;
-	Internet protocol telephony; mobile network telephone and data services;
-	satellite communications and mobile satellite communication services;
-	Internet and other public data transmission services;
-	leasing and sales of transmission capacity (which may be bandwidth, wavelengths or fiber optic capacity), fiber optic cable, pipelines and other network elements;
-	network access, and outsourcing;
-	international telecommunications infrastructure and services;
-	wireless paging services; or
-	resale of basic telecommunications services.

Value-added telecommunication providers are those who provide:

-	web hosting and co-location;
-	virtual private networks;
-	e-mail;
-	voice messaging;
-	online information data base storage and retrieval;
-	electronic data exchange;
-	on-line data processing and transaction processing;
-	value-added facsimile services;
-	Internet access services;
-	Internet information services; or
-	video conference telephone services.

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

Entry into the industry. The regulations specify the threshold requirements for applicants for basic telecommunications and value-added telecommunications permits. Applicants for basic telecommunications permits must:

-	be duly established companies in the basic telecommunications business, and have majority state ownership;
-	have a feasibility study and technical network plan;
-	possess the requisite funding and personnel to carry out operations;
-	possess the requisite sites and other resources to carry out operations;
-	have the reputation or ability to provide long-term services to customers; and
-	meet other conditions imposed by the Chinese government.

Applicants for value-added telecommunication permits must:

-	be duly established companies under Chinese law;
-	possess the requisite funding and personnel to carry out operations;
-	have the reputation or ability to provide long-term services to customers; and
-	meet other conditions imposed by the Chinese government.

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

Under the terms of the WTO agreements, China allowed up to 30% foreign ownership in all value-added telecommunications services, including electronic mail, on-line information, database retrieval and data processing, immediately upon its entry into the WTO in the cities of Beijing, Shanghai, and Guangzhou. It also allowed up to 49% foreign ownership within one year of the accession date, and is set to allow up to 50% within two years of the accession date.

In addition, the agreements liberalized foreign equity ownership in domestic and international voice, circuit-switching and packet-switching data transmission services. The schedule states that foreign equity ownership will be allowed up to 25% within three years of China's accession to WTO, up to 35% within five years of the accession date, and up to 49% within six years of the accession date.

Foreign investment in China's mobile voice sector, upon China succession, was amended to 25%, and subsequently amended again to 35% after one year. The schedule states that this amount will grow to 49% after three years. China also now permits foreign firms to rent data transmission capacity from Chinese companies for resale inside and outside China.

The State Council is expected to continue to promulgate new regulations that will provide further clarification on the exact scope of the telecommunications services that are to be opened for foreign investment. As any new regulations are enacted, we will have to review them to assess their impact on our business.

Transactions With SoftNet

We formed Big Sky Canada for the purposes of deploying cable-based broadband related services in China. SoftNet Systems, Inc., a Delaware corporation, acquired a 50% interest in Big Sky Canada for an aggregate purchase price of $2,500,000. The proceeds of the sale were used for working capital and to fund the Shekou joint venture.

In the third quarter of 2000, SoftNet informed us that they intended to divest certain businesses, including their China Internet investments. We negotiated to acquire SoftNet's interest in Big Sky Canada, our operating subsidiary, in order to obtain 100% control of our business and to remove uncertainty related to SoftNet's divestment of its interest in Big Sky Canada. On September 29, 2000, we paid SoftNet the following consideration for its 50% interest in Big Sky Canada:

-	$2,500,000 in cash;
-	a promissory note in the principal amount of $1,700,000, due September 29, 2001, with interest payable at maturity at the rate of 8% per annum;
-	forgiveness of debt owed, if any, as at the closing date of the transaction. No debt was owed as of the closing date; and
-	1,133,000 shares of our common stock at a deemed value of $7.50 per share.

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

-

a Warrant to purchase 500,000 shares of our common stock at a price of $1.00 per share, exercisable until July 27, 2003. The Warrant was issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933.

-	a payment of $115,290.43 representing the accrued interest on the Promissory Note to the date to closing at the rate of 8% per annum.

The Promissory Note, originally issued to SoftNet Systems, Inc. on September 29, 2000, was acquired by Canaccord International Ltd. in a private transaction between SoftNet and Canaccord and cancelled on July 27, 2001.

Sales And Marketing

Our marketing programs target businesses in the Chengdu High Tech Park who require reliable, high-speed Internet access for their import and export focus. We anticipate that cable-based Internet access will enhance such businesses' ability to conduct business over the Internet, and eventually increase demand for our related services.

Chengdu Technology Services provides Internet access to tenants of the Chengdu High Tech Park. There are over 7,000 registered companies in the Chengdu High Tech Park of which approximately 500 are currently accessible to our existing fibre network. In addition, Chengdu Technology Services will provide technical services to third parties. Chengdu Technology Services is anticipated to provide a range of value added services to companies, directly or through strategic alliances with an appropriate service provider.

Procurement Contracts

We entered into a Purchase and License Agreement dated September 28, 2000, as amended January 19, 2001, with Nortel Networks Limited. Under the terms of the Purchase and License Agreement, we received special/fixed pricing to purchase up to $250,000,000 in services and products from Nortel Networks. We had purchased approximately $350,000 in services and products from Nortel Networks in 2001 but since that time have not purchase any further services or products under the agreement. Although we have not formally discontinued this contract, we do not expect to be purchasing services or products under this agreement in the future.

Research And Development

We do not invest in proprietary technology or research and development. Instead, we intend to use technologies that are available from third-party vendors and the technologies developed by Chengdu Technology Services and affiliated entities.

Chengdu Technology Services will rely on the technologies and systems of broadband network operators as the foundation to provide equipment and services to users of the Internet access services that the network operators will provide. These broadband network operators generally use technologies that are comparable to those used in most Western cities. Our contribution to the joint ventures includes the acquisition and installation of routers, switches, head-end equipment and modems that we plan to acquire from third-party providers. We do not anticipate that we will be required to conduct any material research and development to provide equipment or technologies required to convert broadband network operators to Internet-capable facilities.

Our implementation strategy for Chengdu Technology Services and any future installations includes providing an assessment of each facility, using contractors, employees and third-party providers to design required upgrades, supply technicians and to, install equipment which will permit high-speed Internet access.

We do not depend on any one equipment supplier, although negotiations with suppliers may lead to exclusivity agreements if significant benefits accrue to us from entering into such agreements.

Competition

We believe the Chinese demand for broadband Internet service will increasingly attract foreign investors' attention and increasing competition from Chinese companies. China is expected to further liberalize its rules on foreign investment, ownership of telecommunications facilities and Internet access following its admission to WTO serving to increase the competitive arena for broadband Internet access. We expect that by entering into exclusive franchises in selected provincial capitals and other key cities, we will be well positioned to partner with other companies on competitive terms to grow the Chinese broadband Internet market and the market for our current and other value-added services.

Chengdu Technology Services is structured and operates in a manner which complies with Chinese law and which has been approved by government authorities in China. We believe this may create a competitive advantage for us over other companies seeking to provide Internet-related services using other business structures and related services.

With our limited capital and human resources, we intend to prioritize our marketing and development activities to concentrate on opportunities which offer the highest probability of successful negotiations, profitable return, highest number of subscribers, and most modern facilities.

We believe that Chengdu Technology Services will be able to secure a commercially profitable portion of the Internet service market due to the enhanced connection speeds and higher service reliability of their broadband networks.

Currently, Chengdu Technology Services must compete against companies that offer other methods of Internet access, such as digital subscriber lines (DSL), Integrated Services Digital Network (ISDN) and T1 connections. We believe that Chengdu Technology Services has an advantage over companies deploying these other methods of transmission. ISDN is typically two to three times more expensive than either DSL or cable alternatives and does not offer the speed that DSL or cable does. T1 connections, which are basically large DSL connections, are generally cost prohibitive and are typically used by businesses that require the capability to have multiple users accessing large quantities of information at the same time. DSL and cable access are generally comparable in cost, however, cable offers a higher bandwidth which allows a greater amount of information to be downloaded in a similar period of time. Also, due to cable's higher bandwidth, a wider arena of accessibility to streaming video, video-conferencing and other dense transmissions is available to the end-user.

Dial-up Providers

We believe our primary competitors, at present, are Chinese telecommunications companies, which currently mainly provide dial-up Internet access. The Chinese telecommunications companies have exclusive right to offer Internet service. Relative to the Chinese telecommunications companies, we believe Chengdu Technology Services can differentiate its services from typical dial-up Internet services due to the advantages in speed of service and access reliability made possible through fibre optic cable access to the Internet.

With respect to direct competitors, companies such as China Telecom, Jitong, Netcom, Railcom and Unicom, provide Internet access and related services to users in China using DSL, ISDN or T1 connections. These competitors have large, established customer bases, well-recognized reputations and brand names, substantial financial and technical resources, as well as, regulatory licenses to offer a broad range of telecommunication services. In addition, most of these companies offer additional services, which provides them with potential clients for broadband services and a larger market presence. We cannot compete head on with these companies due to their resources and presence. These companies are providing various forms of broadband Internet access. We believe our early entry into the cable Internet access niche will give us sufficient advantage to build our subscriber base.

Chengdu Technology Services purchases bandwidth capacity from the major telecom companies. The contracted costs for bandwidth have decreased significantly since commencement of operations due to excess capacity in China. Our initial cost in 2000 was approximately $10,000 per megabit per month. Broadband capacity costs continue to decline, we are currently paying between $483 and $725 per month depending on which of our two providers we can obtain bandwidth from. However, the major telephone companies, with established fiber optic networks, will always be able to compete with us on price and availability of bandwidth. While our cost structure is improving, China has also mandated lower telephone toll charges, serving to reduce the cost of dial up Internet access.

Chinese telephone companies also offer DSL capabilities in a limited number of markets. DSL in China relies on standard telephone lines to connect users to the Internet. While China is upgrading much of its infrastructure, the cost of DSL service limits its use to businesses that must have Internet access.

Broadband Access

While a number of entities, such as the investment companies CITIC-Taifu, Juyou and Galaxy Tech, have publicly stated that they have established cooperative joint venture agreements with CATV stations in China, we have not encountered any direct competition in the Chengdu area where Chengdu Technology Services is currently active.

In addition, Greatwall Broadband has advertised a competing Internet service in Chengdu. However, we have no knowledge of their business operations, pricing, service offering or competitive position.

Wireless Access

Various forms of wireless Internet access have been discussed in the media. We feel that wireless Internet access will be utilized primarily for e-mail and messaging services. We are doing preliminary investigations of the technologies underlying this form of Internet access and the accompanying licensing procedures as we believe it will result in greater wireless Internet access availability. We have found that China maintains tight controls over access to wireless frequencies. Should this form of Internet access be economically feasible, we may partner with authorized spectrum providers to offer wireless Internet. Because it is not widely accepted at this point and because of it's limited functionality, we don't believe that wireless access currently poses any competition to our broadband access.

Intellectual Property

Our success is dependent upon our ability to protect our intellectual property rights. We rely principally on a combination of copyright, trade secret non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. Our trademark application for "China Broadband" was denied by the US Patent Office and we have decided not to pursue trademark applications in any other jurisdiction.

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

Employees And Consultants

Chengdu Technology services engages local staff as required to manage its business, market the product and install the Internet equipment and provide the supporting service. We anticipate that Big Sky Canada will hire additional employees in sales, marketing, and administration on an as-needed basis over the next fiscal year. Set forth below are the numbers of employees and consultants currently engaged by us and our joint ventures:

	Number of Employees/Consultants
	Management	Sales	Technical	Administrative
Chengdu Technology Services	1	4	3	5
Big Sky Canada	4	0	0	0
China Broadband Corp.	3	0	1	1

Should our development necessitate, we will hire additional employees and consultants in sales, marketing, and administration over the current fiscal year and will hire additional management and service employees on an as-needed basis. If the need arises for additional technical employees and we are unable to hire qualified employees in a timely manner, we may outsource projects to third parties.

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

On November 10, 2001, the World Trade Organization voted in favour of admitting the Peoples Republic of China into the WTO. China's WTO membership has started and is expected to continue to ease restrictions on foreign investment, movement of capital and generally reduce the uncertainties of doing business in China. However, at this time, we cannot predict what effects China's entry into the WTO will have upon our business.

Our lack of an operating history makes it difficult for you to evaluate our business and prospects.

We are a development stage company, which means that we are in the process of developing our business and have not established all of the systems and infrastructure necessary to implement our business plan. We began our current business activities in April 2000. We have a limited operating history, no history of revenues and a history of losses. Because our operating history is limited, we cannot determine if aspects of our business strategy will be commercially viable in China, including:

-	the willingness of subscribers to subscribe to our services at our subscription rates,
-	the accuracy of estimates related to our working capital requirements;
-	the accuracy of estimates related to our capital investment requirements;
-	estimates related to the revenues we will earn from our operations; and
-	other economic aspects of conducting business in China.

Our limited operating history makes it difficult for you to evaluate our business and ability to effectively compete in the new and rapidly evolving market for Internet related services in China.

We have incurred net losses since inception and anticipate that losses will continue.

We have incurred losses since inception and had an accumulated deficit of $17,671,845 at December 31, 2001 and

$19,730,126 at December 31, 2002. We anticipate that we will continue to incur net losses due to a high level of planned operating and capital expenditures, increased sales and marketing costs, additional personnel requirements and our general growth objectives. We anticipate that our net losses will increase in the near future as we implement our business strategy and commercialize our services. Our ability to earn a profit will depend on the commercial acceptance and profitability of our services, which has not yet been achieved. We may never achieve profitability. As part of our December 31, 2002 review of financial results, we performed an assessment of the carrying value of the assets recorded from the 2000 acquisition of BSN and also a review of our direct investments in the Shekou and Chengdu joint ventures.

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

In light of the risks described in this section and other factors, our management has expressed doubt as to our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from our operations or to raise additional capital through debt or equity financings to meet our working capital. At December 31, 2002, we had working capital of $1,736,597. We estimate that we will not be required to raise additional capital during 2003 to meet our operating requirements to continue as a going concern through to December 31, 2003. If we do not raise capital, we will be unable to grow the business and may be unable to continue as a going concern; you may lose your entire investment.

We will need additional capital to fund our operations.

We will require additional capital to fund the establishment of new ventures, the expansion of services provided by Chengdu Technology Services and our business development and marketing activities. We anticipate that each new venture will require us to make an initial capital contribution of at least $500,000. We may not be able to raise additional capital to fund expansion.

For more information on our capital and financing requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Foreign-invested entities are prohibited from operating telecommunications services in China and we might be considered to be operating a telecommunications service.

Current Chinese regulations prohibit foreign-invested entities from operating or participating in the operation of telecommunications services in China without the approval of China's State Council. In the past, foreign-invested entities have attempted to operate or participate in the operation of telecommunication services in China without State Council approval, but the Chinese government has required a significant number of them to be restructured or terminated. If the relevant authorities take the view that Chengdu Technology Services operates or participates in the operation of telecommunications services in China, they could require us to restructure or terminate Chengdu Technology Services and any other prospective similar ventures. Such an action would have a material adverse effect on the way we conduct our business in China. With China's entry into WTO, we expect some of these restrictions to be clarified, reduced or eliminated.

We must manage our growth or we will be unable to successfully commercialize our Internet-related services.

Our business strategy is to grow through Chengdu Technology Services and entering into similar ventures throughout China. The expansion of our organization could place a significant strain on our ability to deliver quality support services to our customers. Specifically, the following factors may affect our ability to manage our growth:

-	we may not have adequate resources to expand our operational, financial and management information systems to accommodate the growth of our organization;
-

the process of locating and hiring qualified, bilingual technical, engineering and management personnel is time consuming and expensive and we may be unable to hire, train and retain additional qualified personnel with sufficient experience to assist us in developing and managing our business in China as we grow; and

-	as our organization expands, our management team may not have sufficient time to effectively manage our relationships with governmental agencies, suppliers, service providers and other third parties.

If we are unable to manage our growth, we will not be able to fully exploit the market opportunities for broadband-related services in China.

Chengdu Technology may not become profitable enough to distribute dividends that we can use for our cash requirements.

Chengdu Technology Services may never become profitable. If it is not profitable, or we do not receive distributions from it, we may be unable to meet our financial obligations or to continue as a going business concern.

At December 31, 2002, Chengdu Technology Services generated only nominal revenues from its operations. At April 14, 2003, Chengdu Technology Services had 148 corporate subscribers and 80 residential subscribers. The operating cash break even point for Chengdu Technology Services is estimated by management to be 250 subscribers on an annualized basis at present pricing structures. We do not anticipate that we will receive any distribution from Chengdu Technology Services until it is profitable. In addition, if it incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Chinese legal restrictions affect Chengdu Technology Services ability to distribute dividends to us.

We will rely on dividends and other distributions paid by Chengdu Technology Services for our cash requirements, including the funds necessary to service any debt we may incur. Chinese legal restrictions permit payment of dividends by a Sino-foreign joint venture only out of its net income, if any, determined in accordance with Chinese accounting standards and regulations. Under Chinese law, a Sino-foreign joint venture will also be required to set aside a portion of its net income each year to fund certain reserve funds. These reserves are not distributable as cash dividends.

Risks Relating To Our Markets

Our success will depend on public acceptance of Internet services in China, which remains unproven.

If there is a lack of acceptance the number of subscribers to our service our revenues could be adversely affected.

Only a small percentage of the population in China has Internet access. See "Growth of Internet Usage in China". Our future results of operations will depend substantially upon the increased use of the Internet in China. Businesses and consumers in China may be deterred from purchasing Internet-related services for the following reasons:

-	inconsistent quality of service;
-	lack of availability of cost-effective service; and
-	a lack of tools to simplify Internet access and use in China.

Chengdu Technology Services faces intense competition which could adversely affect its ability to penetrate the market for Internet-related services in China.

The market for Internet access and Internet-related services in China is intensely competitive and the Internet industry is constantly evolving. Some of the competitors of Chengdu Technology Services are major Chinese telecommunications operators, such as China Telecom, Jitong and Unicom.

These competitors may have advantages over Chengdu Technology Services, including:

-	substantially greater financial and technical resources, which may allow them to expand their operations more quickly, offer a broader range of services and offer services at more competitive prices;
-	more extensive and well developed marketing and sales networks, which may allow them to grow their subscriber bases more quickly and efficiently;
-	greater brand recognition, which may influence a subscriber's purchase decision;
-	larger subscriber bases, which may provide economies of scale and operating efficiencies not available to us;
-	longer operating histories; and
-	more established relationships with government officials, equipment specialists and/or other strategic partners.

We may be unable to successfully compete with these established competitors, which may adversely affect our ability to gain market share and operate profitably.

Our growth depends on the establishment of an adequate telecommunications infrastructure by the Chinese government.

The Internet infrastructure in China may be unable to support the demands associated with continued growth. Access to the Internet is made primarily through Internet backbones of separate national interconnecting networks that connect through several international gateways. The Internet backbones and international gateways are owned and operated by Chinese government-controlled enterprises, and are the only channels through which the domestic Chinese Internet network can connect to the international Internet network. As a result, we will continue to depend on the Chinese government and state-owned enterprises to establish and maintain a reliable Internet and telecommunications infrastructure through which our customers can access the Internet.

If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government and state-owned enterprises, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to freely convert Renminbi into foreign currency, which could limit the ability of Chengdu Technology Services to obtain sufficient foreign exchange to satisfy its foreign exchange requirements or to pay dividends to us.

Chengdu Technology Services may not be able to obtain sufficient foreign exchange to satisfy its foreign exchange requirements or pay dividends to us. Substantially all of our revenues and operating expenses are denominated in Renminbi while a portion of our capital expenditures are denominated in US dollars.

Under current Chinese regulations, the payment of dividends, trade and service-related foreign transactions to a foreign investor of a foreign-invested enterprise is treated as a "current account" payment for which the approval of the State Administration of Foreign Exchange is not required. However, in order to distribute dividends Chengdu Technology Services must file documentation to a designated foreign exchange bank that certifies that all requirements have been met, such as payment of taxes, board of directors' approval and a capital verification report issued by an accounting firm. A return of capital, which includes foreign direct investment, upon the dissolution of a foreign-invested enterprise such as Chengdu Technology Services, is treated as a "capital account" payment and requires the State Administration of Foreign Exchanges' approval in addition to the filing of documentation.

Chengdu Technology Services may currently convert Renminbi for transactions under the "current account" without the approval of the State Administration of Foreign Exchange for settlement of "current account" transactions, including payment of dividends, by providing commercial documents evidencing these transactions. They may also retain foreign exchange in their current accounts (subject to a ceiling approved by the State Administration of Foreign Exchange) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese governmental authorities may limit or eliminate the ability to purchase and retain foreign currencies in the future. Such change of policy would materially and adversely affect our business, financial condition and results of operations.

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

We are a Nevada corporation and subject to the laws of the United States. Our principal business is conducted through wholly-owned subsidiaries in China and our business is directly affected by political and economic conditions in China. Our business may be adversely affected by the diplomatic and political relationships between the U.S. and China and by the Chinese public perception of U.S. companies. These influences may adversely affect Chinese government and public opinion of U.S. corporations conducting business in China and may affect our ability to obtain regulatory approval to operate in China or affect our ability to market services to customers. In addition, boycotts, protests, governmental sanctions and other actions could adversely affect our ability to operate profitably in China.

Risks Relating To Changing Internet Technologies

The market for Internet-related services is characterized by rapid technological changes, and our technologies may not be popular or may become obsolete.

If the technologies or standards applicable to the services offered by Chengdu Technology Services becomes obsolete or fails to gain widespread consumer acceptance, Chengdu Technology Services may be unable to obtain a sufficient number of subscribers to operate profitably. The Internet services industry is characterized by rapid technological advances, evolving industry standards, changes in user requirements and frequent new service introductions and enhancements. For example, a number of broadband technologies, such as asymmetrical digital subscriber line services, have demonstrated competing technological advantages against broadband Internet access service and may become more popular with subscribers in the future. The introduction of new products or services or the emergence of new technologies may allow competitors to provide Internet access to subscribers at a lower cost, higher speed or with greater reliability than Chengdu Technology Services is able to provide. Chengdu Technology Services has invested substantial capital for equipment and technology to enable Internet access and may not be able to recover these investments if technological changes render this equipment or technology obsolete. We cannot predict the likelihood of these changes and we cannot assure you that any technological changes will not materially adversely affect our ability to compete.

Other Risks

Our shareholders may not be able to enforce U.S. civil liabilities claims in the British Virgin Islands and China.

Our assets are located outside the United States and are held through wholly-owned subsidiaries incorporated under the laws of the British Virgin Islands and China. Our current operations are conducted in China. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of the British Virgin Islands or China would recognize or enforce judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the British Virgin Islands or China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "a penny stock". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTCBB, and the price of our shares ranged from $0.02 (low) to $10.00 (high) during the period from September 25, 2000 to April 14, 2003. The closing price of our shares on April 14, 2003 was $0.04. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

Our administrative branch office for North American investor relations and U.S. regulatory reporting facilities are located in Calgary, Alberta, Canada and consist of approximately 4,000 square feet of office space held under a lease that expires on June 31, 2005, subject to certain early termination provisions after one year. We currently sublease 2,500 square feet of this space to several related parties. This space is located at 1980, 440-2 Avenue SW., Calgary, Alberta, Canada, T2P 5E9.

Chengdu Big Sky Network Technical Services Ltd. has an office located at the 3rd Floor, Gaofa Building, Chengdu Hi-Tech Industrial Development Zone, Chengdu, Sichuan Province, China.

ITEM 3. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS.

Our common stock, par value $.001 per share is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board ("NASD-OTC-BB"), under the symbol "CBBD".

Period	High	Low
2000:
Third Quarter (September 25 through September 30)	$10.00	$7.00
Fourth Quarter	$9.50	$4.19
2001:
First Quarter	$6.50	$3.06
Second Quarter	$3.75	$0.91
Third Quarter	$1.20	$0.40
Fourth Quarter	$0.82	$0.30
2002:
First Quarter	$0.50	$0.20
Second Quarter	$0.32	$0.05
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.12	$0.04
2003:
First Quarter	$0.08	$0.04

Quotations commenced on the NASD-OTC-BB on September 25, 2000. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The price of our common stock on the NASD-OTC-BB on December 31, 2001 was $0.50, $0.04 on December 31, 2002 and $0.04 on April 14, 2003.

We have never paid dividends on our common shares. We do not anticipate paying any dividends in the foreseeable future.

As of April 14, 2003 we had approximately 72 shareholders of record.

Recent Sales Of Unregistered Securities

On November 1, 2000, China Broadband Corp. issued warrants to Kenneth Barnes, a non-U.S. Person outside the United States, exercisable to acquire a total of 50,000 at $1.00 per share. These securities were issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933. These warrants expire on April 13, 2005.

On October 21, 2002, we granted options exercisable to acquire 5,235,000 common shares to directors, officers and consultants. These options were priced above the fair market value on the date of grant with an exercise price of $0.05 per share. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unexercised options expire on October 21, 2007. These options were granted to the following persons:

Name	# of Options
Eric Freymond[1]	500,000
Richard Lam[2]	250,000
Thomas Milne[1]	600,000
Daming Yang[1]	2,100,000
Jodi Larmour[1]	150,000
Mitzi Murray[1]	35,000
Xiaonan Xu1	150,000
Zhou Wu1	100,000
Qun Hu1	150,000
Danai Suksiri[2]	500,000
Wei Yang[1]	500,000
Kai Yang[1]	100,000
Lu Wang[1]	100,000

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

Selected Financial Data

The following selected financial data is qualified in its entirety by reference to, and you should read them in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated financial statements included in this filing. The selected historical financial information for the years ended December 31, 2002 and 2001and for the period from incorporation (February 1, 2000) to December 31, 2002, has been derived from our audited consolidated financial statements, included elsewhere in this filing.

Statement of Operations Data:
	THREE MONTH PERIOD ENDED DECEMBER 31, 2002	THREE MONTH PERIOD ENDED DECEMBER 31, 2001	TWELVE MONTH PERIOD ENDED DECEMBER 31, 2002	TWELVE MONTH PERIOD ENDED DECEMBER 31, 2001	PERIOD FROM FEBRUARY 1, 2000 TO DECEMBER 31, 2002
Net Sales	$1,580	$2,247	$21,550	2,247	$232,130
Loss from operations	$929,457	$11,003,530	$2,591,480	$15,496,890	$21,152,351
Extraordinary gain	-	-	-	1,422,225	$1,422,225
Net loss	$929,457	$11,003,530	$2,591,480	$14,074,665	$19,730,126
Basic loss per share before Extraordinary item	($0.04)	($0.57)	($0.12)	($0.80)	-
Basic loss per share including Extraordinary gain	($0.04)	($0.57)	($0.12)	($0.72)	-
Basic weighted average common shares outstanding	22,513,801	19,474,517	21,774,775	19,474,517	-

Balance Sheet Data:
	December 31, 2002	December 31, 2001
Cash and cash equivalents	$1,718,173	$672,096
Working capital	$1,736,597	$702,531
Total assets	$2,387,858	$3,889,675
Total stockholders' equity	$2,192,849	$3,626,252

Overview

Institute for Counseling was inactive from the date of incorporation on February 9, 1993 through December 31, 1997. Through to December 31, 1997, no significant capital was raised and no significant expenses incurred. Share capital at December 31, 1997 consisted of 100 common shares which was paid in capital of $100. During the fiscal year ended December 31, 1998, $59,971 was raised by selling 2,319,000 common shares, and expenses of $25,095 were incurred for start up.

On April 14, 2000, Institute for Counseling completed a reverse-split of our common stock on a .65104 for 1 basis reducing the issued and outstanding share capital to 1,509,850 shares of common stock. All information contained in this report gives effect to the reverse-split.

On April 14, 2000, Institute for Counseling Inc. acquired all of the issued and outstanding shares of China Broadband (BVI) Corp. in exchange for 13,500,000 shares of its common stock. Because Institute for Counseling Inc. had only 1,509,850 shares issued and outstanding on the date of acquisition, the shareholders of China Broadband (BVI) Corp. acquired 90% control of Institute for Counseling Inc. In instances like this, accounting principles require that the transaction be reflected in financial statements as a reverse acquisition of the parent, Institute for Counseling Inc., by the shareholders of China Broadband (BVI) Corp. as the shareholders of China Broadband (BVI) Corp. owned a majority of the combined company at acquisition date. In this case, common control started immediately after the completion of the acquisition, effectively April 14, 2000. Consequently, although Institute for Counseling was the surviving entity, under the principles of reverse acquisition accounting China Broadband (BVI) Corp. was deemed to be the acquirer for financial reporting purposes. Our consolidated financial statements are presented as a continuation of the financial position and results from operations of the deemed acquirer, China Broadband (BVI) Corp. On April 14, 2000, immediately after the completion of the acquisition, the name of the corporation was amended from Institute for Counseling Inc. to China Broadband Corp.

Subsequent to Institute for Counseling's acquisition of China Broadband (BVI) Corp. and a name change to China Broadband Corp., four private placements totaling 6,328,827 shares of common stock for net proceeds of $11,964,053 were completed.

On April 14, 2000, subsequent to the share exchange and name change to China Broadband Corp., SoftNet Systems Inc. acquired an additional 40,000 common shares of our operational subsidiary, Big Sky Network Canada Ltd. at a price of $2 million. Including the 10,000 shares of Big Sky Canada previously acquired by SoftNet for $500,000, SoftNet's ownership in Big Sky Canada increased to 50%. The original $500,000 invested in Big Sky Canada was used for working capital and the further $2 million was used to fund Big Sky Canada's Shekou joint venture.

On September 29, 2000, we reacquired SoftNet's 50% interest in Big Sky Canada bringing our ownership interest in Big Sky Canada to 100%, for $12,697,500 in the form of the following consideration:

-	$2,500,000 in cash;
-	a promissory note in the principal amount of $1,700,000, due September 29, 2001, with interest payable at maturity at the rate of 8% per annum;
-	forgiveness of debt owed, if any, as at the closing date of the transaction. No debt was owed as of the closing date; and
-	1,133,000 shares of our common stock at a deemed value of $7.50 per share.

The Promissory Note issued to SoftNet was cancelled on July 27, 2001, in connection with a transaction under which we issued a warrant to purchase 500,000 shares of our common stock at $1.00 per share. The warrant expires on July 27, 2003.

We are a development stage company, which means we are in the process of developing our business. We have incurred losses since our inception, and we anticipate that we will continue to incur losses in the foreseeable future. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from our operations or raise additional capital through debt or equity financings to meet our working capital and joint venture capital contribution obligations.

Results of Operations

Revenues

Basis of Revenue Generation

Big Sky Canada, our operational subsidiary, had an equity interest in two joint ventures in China (Shekou and Chengdu). These joint ventures generated revenues from fees charged to subscribers for use of modems that enable connection to the Internet through the cable television system.

Chengdu Technology Services is a wholly-owned subsidiary which generates revenue from fees charged to subscribers for Internet connection. Any profit earned by Chengdu Technology Services will be reinvested in the operation to assist it in its growth.

China Broadband Corp.

On a consolidated basis, we earned revenues of $47,042 for the three months ended December 31, 2002 (2001 - $20,579, 2000 - nil), and $141,942 for the year ended December 31, 2002 (2001 - $20,579, 2000 - $208,333). We provided technical consulting services to Big Sky Network in the first half of 2001 pursuant to a Technical Services Agreement with Big Sky Network from May 1, 2000 to April 30, 2001. Our acquisition of the remaining 50% interest in Big Sky Canada required that the revenue from this arrangement be eliminated on consolidation.

We earned revenues through our ownership interest in the operating joint ventures (Shekou and Chengdu) in China and our subsidiary Chengdu Technology Services. The following discussion provides a breakdown of revenue within our corporate structure.

Shekou Joint Venture

On September 13, 2002, Big Sky Canada sold its 50% interest in Shekou JV. Winsco International Limited, a British Virgin Islands company, agreed to pay an aggregate amount of US$2,280,000 in a series of payments commencing five business days after signing and in stages linked to approvals of Chinese government agencies required to complete the transaction. As of December 31, 2002, Big Sky Canada had received initial payments of US$228,000, US$684,000, US$684,000 and US$570,000. An additional payment of US$114,000 was paid in the first quarter of 2003. Net proceeds, after agent's fees and professional fees, are approximately US$2,029,000.

Under the terms of the sale, Big Sky Canada had its representatives resign from the Shekou joint venture board of directors and Big Sky Canada assisted Winsco International in the transition of operations and management. Winsco International assumed operating responsibility for the Shekou joint venture from the date of the agreement. Big Sky Canada has no further interest in the Shekou joint venture.

Our share of the loss in the Shekou joint venture for the nine months ended September 30, 2002 is $123,504. The equity loss is recorded to September 13, 2002. The disposal of our interest in the Shekou joint venture resulted in a gain of $125,798. At the time of the sale, our investment in the Shekou joint venture was approximately $1,903,402.

Chengdu Joint Venture

For the three and twelve months ended December 31, 2002, the Chengdu joint venture received subscriber revenue of approximately $24,450 and $80,350, respectively. For the three and twelve months ended December 31, 2001, the Chengdu joint venture received subscriber revenue of $12,784 compared to nil for the comparative periods in 2000. The Chengdu joint venture had a net loss of $56,250 in the three months ended December 31, 2002, and a net loss of $243,950 for the year ended December 31, 2002. The loss in 2002 has not been recognized in the financial statements as a result of the write down of the entire investment in Chengdu joint venture in 2001. A net loss of $1,689,365 was incurred for the year ended December 31, 2001 compared to $67,241 for the comparative periods in 2000. The 2001 loss included a charge for impairment of $1,230,930.

The Chengdu joint venture began commercial operations near the end of 2000. Subscriber growth in the Chengdu joint venture was slower than anticipated because the joint venture partner had been unable to fund its share of the project. As a result, we are in discussions with our joint venture partner to transfer all remaining subscribers to Chengdu Technology Services and to recover some of our investment in this joint venture.

Deyang Joint Venture

We have postponed startup of our Deyang joint venture preferring to invest any available capital in operations similar to Chengdu Technology Services.

Chengdu Technology Services

Chengdu Technology Services commenced operations in October 2001 and had 130 corporate subscribers connected at December 31, 2002. Chengdu Technology Services recorded gross sales of $141,942 for the twelve months ended December 31, 2002, and $162,519 since inception. Management does not expect Chengdu Technology Services to generate profit in 2003. Once the operation becomes cash flow positive, we anticipate it will re-invest its after tax income in related business opportunities in China. We do not anticipate Chengdu Technology Services will pay any dividends in the foreseeable future.

We have invested approximately $535,191 in equipment and working capital in Chengdu Technology Services to December 31, 2002. We intend to add equipment and working capital based on an analysis of the potential return on investment from such equipment or working capital. Additional investments will be made based upon the potential for a short-term payback of such investment. Future growth is anticipated to be funded primarily by revenues from services.

New Joint Ventures

We have postponed startup of any new joint ventures preferring to invest any available capital in operations similar to Chengdu Technology Services. We are also evaluating a wireless broadband Internet solution which, if economically viable, will be considered for deployment should capital be available.

Expenses

During the three months ended December 31, 2002, 2001 and 2000, we incurred operating expenses of $601,573, $1,787,875and $2,332,784, respectively. For the twelve months ended December 31, 2002 we incurred operating expenses of $2,217,825 (2001 - $5,977,838, 2000 - $3,685,398). The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	THREE MONTH PERIOD ENDED DECEMBER 31, 2002	THREE MONTH PERIOD ENDED DECEMBER 31, 2001	TWELVE MONTH PERIOD ENDED DECEMBER 31, 2002	TWELVE MONTH PERIOD ENDED DECEMBER 31, 2001	PERIOD FROM FEBRUARY 1, 2000, TO DECEMBER 31, 2002
Calgary Office Costs	$337,460	$432,523	$827,618	$1,253,237	$2,547,685
Beijing Office Costs	102,931	115,128	423,082	774,568	1,770,649
Big Sky Technology Services	17,371	12,379	118,789	74,057	192,846
Professional Services	26,070	360,002	99,053	754,593	1,841,794
Investor Relations	6,505	142,894	29,205	216,835	1,157,983
Amortization	61,590	623,778	213,162	2,440,032	3,232,207
Non Cash Compensation	48,427	153,250	489,654	369,036	925,783
Miscellaneous	1,219	(52,168)	17,262	95,480	212,114
TOTAL	$601,573	$1,787,785	$2,217,825	$5,977,838	$11,881,061

Calgary office expense includes the costs of executive management and administrative consultants, travel, rent, insurance, and general office costs associated with maintaining an investor relations/regulatory administration office in North America. For the twelve months ended December 31, 2002, Calgary office costs have decreased 34% over the same period in 2001, primarily due to voluntary compensation reductions by management late in 2001, a reduction in staff in 2002 and sub-lease arrangements to recover rent expense.

Beijing office costs include the costs of maintaining business operations and our principal business office in China. In the twelve months of 2002, Beijing office costs decreased 45% over the same period in 2001, due to significant reductions in salaries, contract fees, and travel expenses.

Professional services include accounting, audit and legal advisory costs. Professional costs have decreased 87% in the twelve months of 2002, compared to the same period in 2001. This is primarily due to lower legal and auditing fees resulting from our Form S-1 becoming effective in November 2001.

On September 13, 2002, Big Sky Canada sold its 50% interest in Shekou JV. Winsco International Limited, a British Virgin Islands company, agreed to pay an aggregate amount of US$2,280,000 in a series of payments commencing five business days after signing and in stages linked to approvals of Chinese government agencies required to complete the transaction. As of December 31, 2002, Big Sky Canada had received initial payments of US$228,000, US$684,000, US$684,000 and US$570,000. An additional payment of US$114,000 was paid in the first quarter of 2003. Net proceeds, after agent's fees and professional fees, are approximately US$2,029,000.

We have made deliberate efforts to reduce our overall general and administrative costs and we expect this trend to continue through 2003.

Amortization and depreciation expense resulted from the amortization of intellectual capital and depreciation of office equipment and leasehold improvements in the North American office. In the year ended December 31, 2002, amortization decreased 91% over the same period in 2001. This reduction is due to the write down of intangible assets that occurred in 2001, reducing our asset base. Non-cash stock compensation expense was $489,654 in the year ended December 31, 2002; compared to $369,036 and $99,373 for the same period in 2001 and 2000, respectively. 2002 includes $163,463 expense recorded under the Alternative Compensation Plan.

Summary of Non-cash Compensation Expense

	Expense	Unamortized Deferred Compensation
Options
Options granted February 2, 2001	$238,163	$259,636
Options granted June 29, 2001	1,542	5,409
Options granted November 13, 2001	20,774	194,141
Options granted April 10, 2002	41,369	51,198
Options granted August 27, 2002	886	4,424
Options granted October 21, 2002	23,477	17,957
Alternative Compensation Plan	163,463	--
Total	$489,654	$532,764

Losses

For the three months ended December 31, 2002, and twelve months ended December 31, 2002, we incurred a loss from operations of $929,457 and $2,591,480, respectively. We had an equity loss from the Chengdu joint venture for the three months ended December 31, 2002, and the twelve months ended December 31, 2002, of $56,250 and $243,950, respectively.

For the comparable period of 2001, we incurred a net loss of $11,003,530 for the three months ended December 31, 2001, and a net loss of $14,074,665 for the twelve months ended December 31, 2001. The net loss for the three and twelve months ending December 31, 2001 was reduced by the extraordinary gain of $1,422,225, related to the issuance of warrants to Canaccord International as described under "Extraordinary Gain".

For the comparable period of 2000, we incurred a net loss of $2,578,910 for the 3 months ended December 31, 2000, and a net loss of $3,597,180 for the period February 1, 2000 to December 31, 2000, after interest income of $123,567 and $307,483 for the comparable periods in 2000.

The net loss per share for the three months and twelve months ended December 31, 2002 was $0.02 and $0.09, respectively. The net loss per share for the three months ended December 31, 2001, before and after the extraordinary gain, was $0.57. The net loss per share for the twelve months ended December 31, 2001 was $0.80, and was reduced to $0.72, after the extraordinary gain.

Since we are in the development stage, all losses accumulated since inception have been considered as part of our development stage activities.

Write Down in Joint Ventures

Since we made our investment in the Shekou and Chengdu joint ventures, two events have occurred that triggered a change in our outlook for these investments.

First, telecommunication markets have deteriorated world-wide with telecom companies deferring equipment purchases for several reasons including lower price points for their service. Second, subscriber growth for Internet connectivity in our joint ventures has been substantially less than we forecasted.

In Shekou, the operation had approximately $1,131,000 of cash at December 31, 2001, with 2,510 subscribers. The Shekou joint venture had reasonable market penetration but would require higher penetration rates to become profitable. Although the undiscounted cash flow model showed positive cash flow for the long term, it showed that positive cash flows for the two to five year term were unlikely. Based on this analysis, in September of 2002, we sold our interest in the Shekou joint venture (see Note 6 of "Consolidated Financial Statements").

In Chengdu, the operation did not grow as anticipated. Our partner was unable to deliver Internet capable nodes or reliable network capacity. Our initial investments were based on facilities and capacity to provide growth to 5,000 subscribers. Our partner did not have sufficient funds for this project and was not able to meet their commitment in the near term. As a result, we are discussing the transfer of the existing 650 residential customers to Chengdu Technology Services with our joint venture partner.

In 2001, we ran our cash flow model with assumptions updated for subscriber levels at that time, pricing, no further investment and resulting growth rates. On an undiscounted basis, this resulted in minimal cash flows for the life of the joint ventures. On a discounted basis, cash flows were also minimal. Based on this analysis, at December 31, 2001, we wrote down our value of the Chengdu joint venture to nil.

Intangible Assets

Intellectual property, goodwill and joint ventures were acquired in 2000. We believe the same two triggering events which precipitated the write down of our joint ventures, have diminished the values for our intangible assets that were acquired from Big Sky Network in 2000. In 2001, we wrote down the joint ventures to nil based on diminished growth rates.

In 2001, we wrote down our value of the intellectual property to $500,000 based on our belief that the business model in China was viable and more Memorandums of Understanding were being signed. We further wrote down the value to nil in 2002 after re-evaluating our business model and deciding to discontinue pursuing joint ventures with cable television stations.

In 2001, we also wrote down the carrying value of goodwill to nil to reflect the significant erosion in expected growth rates, the write downs of our investment in Shekou and Chengdu and the difficulty in raising new capital to finance growth.

Fair value was determined by using our business model to determine future cash flows for various periods between 2 and 20 years using a discount rate of 8-15%. The assumptions supporting estimated future cash flows (growth rates, expenses and discount rate) were based on management's best estimates.

Asset	Write Down
	2002	2001
	$	$

Investment in Chengdu joint venture	-	679,512

Intangible Assets
Intellectual property	400,000	198,010
Shekou joint venture	-	1,911,939
Chengdu joint venture	-	3,823,875
Goodwill	-	1,615,287
	400,000	7,549,111
Total Write Down	400,000	8,228,623

As a result of discontinuing our participation in the Chengdu joint venture and the sale of our interest in the Shekou joint venture, we wrote down intellectual property to nil.

Extraordinary Gain

The extraordinary gain in 2001 resulted from the cancellation of a promissory note.

On July 27, 2001, we completed a transaction to cancel a promissory note payable (see Note 16 of "Consolidated Financial Statements"). The promissory note was surrendered for a warrant to purchase 500,000 shares of our common stock at a price of $1.00 per share. The warrant expires on July 27, 2003. A payment of $115,290 was also made representing the accrued interest on the promissory note from September 29, 2000 to the closing date at a rate of 8% per annum. Using the Black-Scholes method of valuing warrants, the warrants had a value of $277,775 which resulted in an extraordinary gain of $1,422,225 in the third quarter of 2001. The gain will result in an income tax expense of approximately $498,000; however, we have sufficient losses carried forward to offset the expense.

Liquidity and Capital Resources

As of December 31, 2002, we had cash and cash equivalents of $1,718,173 and working capital, including cash and cash equivalents, of $1,736,597. Since inception, we have financed operations primarily through sales of equity securities and have raised a total of $11,964,053, net of share issuance costs, of $176,840. On a consolidated basis, our 2003 operating cash expenditures are expected to be approximately $100,000 per month. Our future capital requirements may increase based on a number of factors, including:

-	our ability to raise equity funds in a difficult market;
-	rate of expansion of Chengdu Technology Services;
-	capital equipment requirements for Chengdu Technology Services;
-	the level of marketing required to expand our service offerings;
-	Chengdu Technology Services' ability to lease additional bandwidth as our subscriber base expands; and
-	price competition in our markets.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from our operations or to raise additional capital through debt or equity financings to meet our working capital and subsidiary capital requirements. The outcome of these matters cannot be predicted with any certainty at this time.

Our principal source of capital has been equity financing from investors and our founders. We have explored opportunities for vendor financing, bank credit facilities and export credit agency arrangements without success. Meeting our future financing requirements is dependent on access to equity capital markets. We may not be able to raise additional equity when required or on favorable terms that are not dilutive to existing shareholders. We have sufficient capital to continue operations throughout 2003. If new business opportunities arise, we will be required to raise additional capital or joint venture with partners able to carry the full cost of the investment.

The growth of our business in China will require capital investments in China for the foreseeable future. Chengdu Technology Services has generated nominal revenues to date and any future profits will likely be re-invested in similar businesses in China. At a future date when surplus earnings in Chengdu Technology Services occurs, there can be no assurance that Chengdu Technology Services will be able to pay dividends from China due to restrictions under Chinese law. Chengdu Technology Services has a limited track record. We cannot assure you that the services provided by this subsidiary will be profitable.

During the twelve-month period ended December 31, 2002, we completed the following transactions:

On January 26, 2002, two new directors appointed to the Board of Directors received a grant of 150,000 options each, under our 2000 Stock Option Plan, at an exercise price of $0.50 per common share.

On January 26, 2002, our board of directors cancelled options agreements which several of our officers and directors had surrendered to the Corporation in December and early January. These agreements represented options to acquire 800,000 common shares at $7.50 per share. No compensation was paid to the officers and directors for the surrendering of the options.

On January 28, 2002, our Nevada legal counsel received a total of 42,124 common shares with a deemed value of $0.50 per share to settle amounts owing of $21,062.

On March 22, 2002, our board of directors approved an Agency Agreement with Canaccord Capital (Europe) Limited to raise a maximum of $2,000,000 at an issue price of $0.25 per common share, in one or more closings.

On March 22, 2002 our board of directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of common shares instead of cash. The Alternative Compensation Plan was approved by shareholders at our Annual Shareholders Meeting on June 14, 2002. In the first nine months of 2002, all 2,000,000 common shares have been accrued for issuance under the Alternative Compensation Plan. To-date, these shares have not been issued and will not be issued until requested by the beneficiaries. No such request has been received by us as of April 14, 2003.

On April 3, 2002, we closed the first tranche of a private placement financing for 2,997,160 shares, priced at $0.25 per share, raising a total of $749,290. Expenses of this tranche were $101,929. We had total issued and outstanding shares of 22,513, 801 after this closing. In connection with this private placement and the Agency Agreement with Canaccord Capital (Europe) Limited, we issued a warrant for the purchase of up to 299,716 common shares at a price of $0.25 per share. This warrant expires on April 3, 2004. The proceeds of the private placement and warrant, should it be exercised, will be used for working capital and to accelerate projects.

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

On June 14, 2002, Danai Suksiri, a director, returned for cancellation his option agreement representing options to acquire 500,000 common shares at $1.00 per share. No compensation was paid to the optionee for surrendering the options. On the same day, our board of directors approved the issuance of 500,000 options to Danai Suksiri. These options were priced above the fair market value on the date of grant with an exercise price of $0.25 per share. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unexercised options expire on June 14, 2007.

On August 9, 2002, our board of directors approved the issuance of 200,000 options to a consultant for services rendered in China. The options vested upon issuance and will expire 2 years from the date of issuance.

On July 23, 2002, several officers, directors and consultants returned, for cancellation, option agreements representing options to acquire 5,235,000 common shares at prices ranging between $0.25 and $1.00 per share. These surrendered options were subsequently cancelled and re-issued by the board of directors on October 21, 2002. These options were surrendered voluntarily and for no compensation.

On October 21, 2002, our board of directors approved the issuance of 5,235,000 options to consultants, directors and officers. These options were priced above the fair market value on the date of grant with an exercise price of $0.05. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unexercised options expire on October 21, 2007. This issuance of options represents a repricing of options which were surrendered on July 23, 2002. In an effort to encourage continued provision of services by its officers, directors and consultants, and having limited ability to offer any monetary compensation and unable to issue shares without diluting the existing shareholder base, the board felt is was in the best interest of the Company that the existing options to selected individuals be re-priced.

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

-

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

-

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

-

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

Contractual Obligation

The following table sets out our contractual obligations for the periods shown.

Contractual Obligation	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease	$252,728	$104,577	$148,151	--	--
Total	$252,728	$104,577	$148,151	--	--

During our 2002 fiscal year, we did not have any off balance sheet arrangements.

Subsequent Events

We have had no material events occur since December 31, 2002.

Outlook

On November 10, 2001, the World Trade Organization voted in favour of admitting the Peoples Republic of China into the WTO. WTO membership is expected to ease restrictions on foreign investment, movement of capital and generally reduce the uncertainties of doing business in China.

We believe the demand for Internet access service for business, schools and individuals in China will continue to grow provided the service can be offered at a reasonable cost. Our recent efforts in Chengdu High Tech Park have shown that the commercial demand for Internet access is significant and that they can afford Internet access on an ongoing basis.

Our efforts have also shown that the path to profitability can be achieved by focusing Internet access service to corporate subscribers. As a result, we commenced offering services to corporate customers in the Chengdu High Tech Business Park through Chengdu Technology Services. We believe these commercial subscribers can afford Internet access on an ongoing basis and balance the on-line use of bandwidth from residential subscribers. We intend to focus most of our efforts at this market.

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

Plan of Operation

As of April 14, 2003, our management anticipates that we currently have sufficient working capital to fund our current operations through 2003.

We will continue to pursue additional financing in this difficult market with the hope of closing a financing transaction by the end of 2003. We can give no assurances that we will be able to close or that we will raise sufficient funds to continue with our plan of operation. Until we can raise additional funds, we have opted to retrench and defer all discretionary expenditures. We have eliminated most senior management consulting fees and reduced our fixed costs by subletting office space. We anticipate that we have sufficient working capital to continue through 2003.

Subject to additional financing, we have modified our business plan for future expenditures due to limited working capital and lower expectations of equity financing. We have reduced our forecasted expenditures from $2.2 million to approximately $1 million for the upcoming 12 months to December 31, 2003. Any shortfalls in our ability to raise funds will result in the further deferrals from this amount.

Estimated Capital Requirements

Management estimates that we have sufficient capital to fund our operations through December 31, 2003. Our current capital and any additional funds raised, are intended to fund the business operations of Big Sky Canada, including the following:

Description	Estimated Financial Requirements for the Twelve Month Period ending December 31, 2003
Beijing Gehua Joint Venture - Capital Contributions	$100,000
Chengdu Big Sky Network Technology Services Ltd.	100,000
Legal and Professional Expenses	100,000
General Administrative and Overhead Expenses	960,000
Capital Raising Expenditures	100,000
Total	$1,360,000

The amount and timing of expenditures during the twelve months ending December 31, 2003 will depend on the success of any contracts we secure, and there is no assurance we will receive significant revenues or operate profitably. We anticipate that our current working capital is sufficient to satisfy our cash requirements through December 31, 2003, thereafter; we will require additional financing to continue as a going concern. Current cash resources are not anticipated to be sufficient to fund the next phase of our development and management intends to seek additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve our objective, or result in commercial success.

We anticipate that we will continue to make capital and equipment contributions to Chengdu Technology Services. We cannot assure you that we will be able to obtain sufficient capital to satisfy all of our obligations or that Chengdu Technology Services will be commercially successful.

We do not engage in research and development activities.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, " Goodwill and Other Intangible Assets", which supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, extends the allowable useful lives of certain intangible assets, and requires impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and other intangible assets arising from transactions completed both before and after its effective date. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. We have prospectively adopted this recommendation effective January 1, 2002. Goodwill has been evaluated for impairment at January 1, 2002 and no provision was required. Goodwill amortization which would have been recorded up to the sale of Shekou on September 13, 2002 was $171,428.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets", which supercedes SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that APB Opinion). SFAS No. 144 establishes a single accounting, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Adoption of SFAS No. 144 did not have a material effect on our consolidated financial statements.

SFAS 143, Accounting for Asset Retirement Obligations, is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 applies to the legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of SFAS No. 143 in 2002 has not had a material impact on our financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures we must make about our obligations under certain guarantees that we have issued. It also requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligations we have undertaken in issuing the guarantee. The initial recognition and initial measurement provisions are to be applied only to guarantees issued or modified after December 31, 2002. Adoption of these provisions will not have a material impact on our financial position or results of operations. The disclosure requirements are effective for annual or interim periods ending after December 15, 2002.

In January 2003, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" . SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 has no material impact on us, as we do not plan to adopt the fair value method of accounting for stock options at the current time. We have included the required disclosures in the Notes to our financial statements.

The following standards issued by the FASB do not impact us:

-

Statement No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective for financial statements issued on or after May 15, 2002;

-	Statement No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities", effective for exit or disposal activities initiated after December 31, 2002;
-

Statement No. 147 - "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", effective for acquisitions on or after October 1, 2002; and

-	Interpretation No. 46 - "Consolidation of Variable Interest Entities", effective for financial statements issued after January 31, 2003.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in pages F-1 through F-44 attached hereto and incorporated herein by reference. The index to the consolidated financial statements can be found on page 51.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

We employ our executive officers as consultants under the terms of individual consulting agreements. See "Employment and Consulting Agreements". The following table sets forth information, as of April 14, 2003, regarding our directors, executive officers and key employees:
Name	Age	Position	Since
Matthew Heysel	46	Chairman of the Board, Chief Executive Officer	April 14, 2000
Daming Yang	45	Director and President	April 14, 2000
Thomas Milne	56	Director and Chief Financial Officer	April 14, 2000
Danai Suksiri	45	Director	June 14, 2002
Richard Wing Kit Lam	26	Vice President, Network Engineering	February 2, 2001

Matthew Heysel - Chairman of the Board, Chief Executive Officer

Mr. Heysel has served as Chairman of the Board of Directors and Chief Executive Officer of China Broadband Corp. from April 14, 2000 to the present. He also serves as the Chairman of both Big Sky Network Canada Ltd. and Chengdu Big Sky Technology Services Ltd. and has held these positions since January of 2000 and October 2001, respectively. Mr. Heysel is also a director of Big Sky Canada's joint venture, Sichuan Huayu Big Sky Network Ltd., and has been a board member since its formation in July 2000. Previously, he served as an Investment Banker at Yorkton Securities, a Canadian independent securities firm, where he was responsible for corporate finance in the oil and gas sector from April 1997 through April 1999. From 1987 to 1997, Mr. Heysel was with Sproule Associates Limited, an independent economic evaluator of oil and natural gas reserves. During his tenure with Sproule, Mr. Heysel held the positions of Petroleum Engineer and Associate, Engineering Manager and Senior Associate and Manager - International Projects and Senior Associate. Mr. Heysel also serves as a director of Gastar Exploration Ltd. and Consolidated Agarwhall Resources Ltd.

Daming Yang - Director and President

Mr. Yang has served on our Board of Directors and as our President since April 14, 2000. He has also served as the President and a member of the board of directors of both Big Sky Network Canada Ltd. and Chengdu Big Sky Technology Services Ltd. and has held these positions since May of 1999 and October 2001, respectively. Mr. Yang has also been a director of Sichuan Huayu Big Sky Network Ltd., since July 2000. From 1995 through 1998, Mr. Yang served as Vice President and then President of Tongli Energy Technical Service Co. Ltd., an importer of high-technology equipment to China where he was responsible for the day to day administration of the company and managed a staff of six. From 1989 to 1993, Mr. Yang was with Tri-City Survey Limited as a GIS Engineer. Mr. Yang holds a Masters Degree in Aerial Photography and Remote Sensing from the Netherlands International Institute for Aerospace Survey and Earth Sciences.

Thomas Milne - Director and Chief Financial Officer

Mr. Milne has served on our Board of Directors and as Vice President of Finance and Chief Financial Officer since April 14, 2000. He has also served as the Chief Financial Officer of Big Sky Network Canada Ltd., our subsidiary, since May of 1999. Since September 2002, Mr. Milne has been the Regional Advisory Services Partner for Meyers Norris Penny LLP, a chartered accountancy and business advisory firm located in Calgary, Alberta. Prior to that, Mr. Milne was employed by China Broadband on a full-time basis. From 1985 through 1997, Mr. Milne was Vice President and Treasurer of NOVA Corporation, and director of NOVA Finance International. He was the Vice President, Finance and Chief Financial Officer of Arakis Energy, which was acquired by Talisman Energy Corp., from September, 1997 to October, 1998, an oil and gas company traded on the NASDAQ. Since March 1998, Mr. Milne has served as Chief Executive Officer of Precise Details, Inc., a consulting, investment management, real estate and automotive services company. Mr. Milne currently serves on the board of directors of Longview Petroleum Limited. Mr. Milne also currently serves as Director and the Chief Financial Officer for M3 Energy Ltd, a junior oil and gas company, and as a director of NoMatterWare Inc., an application service provider. Mr. Milne is also a director of The Alberta Performing Arts Stabilization Fund and the Investment Committee of the University of Calgary Pension and Endowment Funds.

Danai Suksiri - Director

Mr. Suksiri was appointed as a board member on June 14, 2002 after having served as a member of our Advisory Board for two years.  He is currently an independent consultant in Voice Over Internet Protocol (VOIP), wireless and VOD markets.  From 1993 to 2002, Mr. Suksiri was with Cisco Systems, Inc. and held various positions during his tenure including Major Account Manager, Telecom Regulatory Manager/APEC, MERCOSUR and Business Development Manager, AsiaPac and Latin America.  As the Business Development Manager, AsiaPac and Latin America, he developed data and VOIP cable broadband markets that resulted in $90 million in revenues.  As well, he was involved in venture capital funding, marketing and deployment strategies and helped launch the first successful cable broadband deployment in the Americas.  Prior to Cisco Systems, Inc., Mr. Suksiri held various Engineering positions with Sjoberg Industries, Convergent Technologies/Unisys, Rolm Systems/IBM and Intel Corporation. Mr. Suksiri obtained a Bachelor of Science in Industrial and Manufacturing Engineering from California Polytechnic University in 1980 and in 1993, he obtained a Masters in Science in Engineering from San Jose State University. He was also granted a patent disclosure award from IBM.

Richard Wing Kit Lam - Vice President, Network Engineering

Mr. Lam has served as our Vice President, Engineering since February 2, 2001. Prior to joining us, Mr. Lam was employed by SoftNet Systems as a Senior Systems Architect from April 2000 to November 2000. From June 1998 to March 2000, Mr. Lam was a consultant with KPMG Consulting. Prior to KPMG, Mr. Lam spent 4 years with Columbia University Telecommunications Services as a Senior Tech.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with.

Board Committees

On February 2, 2001, our board of directors established an Audit Committee and a Human Resources and Compensation Committee. On December 14, 2001, due to independent board members resigning, the Audit Committee was unable to meet the requirements of it's charter so the board of directors assumed the role of the Audit Committee until such time as there are three independent directors on the board. As well, due to the resignations, the Human Resources and Compensation Committee was left with only two members both of which were also executive officers. The board of directors assumed the role of the Human Resources and Compensation Committee until such time as there are three independent directors on the board. As of the date of this annual report, we have one independent director.

The board of directors acting as the Audit Committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent auditors. The Audit Committee is responsible for reviewing our financial reporting procedures and internal controls, the scope of annual and any special audit examinations carried out by our auditors, the performance of our auditors, systems and controls established to comply with financial regulatory requirements and our annual financial statements before they are reviewed and approved by our board of directors. The Audit Committee adopted, and the board of directors approved, an Audit Committee Charter, consistent with SEC policy, outlining its policy and procedures for the exercise of its oversight responsibilities on March 27, 2001.

Compensation Committee Interlocks and Insider Participation

The board of directors acting as the Human Resources and Compensation Committee reviews and recommends to the board of directors the compensation and benefits of all our executive officers and establishes and reviews general policies relating to compensation and benefits of our employees. None of our executive officers served as a director, executive officer or member of a compensation committee of another entity of which one of its executive officers served on our Human Resources and Compensation Committee. Except as described in "Certain Relationships and Related Transactions", no interlocking relationships exist between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

In the past, our board of directors has negotiated all executive salaries of our employees, including our Chief Executive Officer. Directors do not participate in approving or authorizing their own salaries as executive officers. Compensation for our Chief Executive Officer was determined by the board after considering his efforts in assisting in the development of our business strategy, the salaries of executives in similar positions, the development and implementation of Chengdu Technology Services, and our general financial condition. Our board of directors believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders. See "Stock Option Plan".

Board and Committee Meetings

During 2002, the board of directors met four times including participants by telephone. All directors attended the board meetings. Our board of directors also approved five additional corporate matters during 2002 through unanimous written consents. As our board of directors is acting as both our Audit Committee and Human Resources and Compensation Committee until such time as we have three independent directors, all matters generally addressed by these committees are incorporated into regular board meetings.

ITEM 10. EXECUTIVE COMPENSATION.

We employ our executive officers as consultants. The following table sets forth the compensation paid to our Chief Executive Officer and four other most highly compensated executive officer for the years indicated. No other executive officer of China Broadband earned a salary and bonus for such fiscal year in excess of $100,000.

Summary Compensation Table
	Annual Compensation				Long Term Compensation
						Awards	Payouts
Name and Principal Position	Fiscal Year Ended (1)	Salary (US$)	Bonus (US$)	Other Annual Compen-sation (Shares)	Securities under Option/SAR Granted (#)	Restricted Shares or Restricted Share Units (US$)	LTIP Payouts (US$)	All Other Compensa tion
Matthew Heysel, Chief Executive Officer	2002 2001 2000	72,956 (2) 115,000 75,000(3)	0 0 0	856,027 (2) 0 0	0 50,000(6) 550,000(6)	0 0 0	0 0 0	0 0 0
Daming Yang, President	2002 2001 2000	72,860 60,000 30,000(3)	0 0 0	0 0 0	3,100,000(7) 50,000(7) 550,000(7)	0 0 0	0 0 0	0 0 0
Thomas Milne, Chief Financial Officer	2002 2001 2000	29,426 (4) 96,000 60,000(3)	0 19,611 0	682,802(4) 0 0	950,000(8) 150,000(8) 250,000(8)	0 0 0	0 0 0	0 0 0
James Charuk	2000(5)	0(5)	0	0	0	0	0	0
(1)		December 31
(2)

During 2002, Mr. Heysel took a voluntary deferral in his salary. As of December 31, 2002, Mr. Heysel was owed $75,654 in salary which he has indicated he will convert to our common stock under the terms of the Alternative Compensation Plan. Under this plan, Mr. Heysel will receive 856,027 common shares upon conversion of his salary owing. As of the date of this report, Mr. Heysel has not converted his salary owing.

(3)		These monies represent consulting fees paid from March 1, 2000 through December 31, 2000 to the executive officers.
(4)

During 2002, Mr. Milne took a voluntary deferral in his salary. As of December 31, 2002, Mr. Milne was owed $60,443 in salary which he has indicated he will convert to our common stock under the terms of the Alternative Compensation Plan. Under this plan, Mr. Milne will receive 682,802 common shares upon conversion of his salary owing. As of the date of this report, Mr. Milne has not converted his salary owing.

(5)

Mr. Charuk served as the President and sole director of Institute for Counseling, Inc., the predecessor corporation to the company, from June 22, 1998 through March 1, 2000. No compensation was paid to any officer or director of China Broadband during this period.

(6)

Mr. Heysel surrendered 50,000 of these options to the company on December 12, 2001 and they were subsequently cancelled on December 14, 2001 by our board of directors. Mr. Heysel surrendered a further 550,000 of these options to the company on July 23, 2002 and they were subsequently cancelled on October 21, 2002 by our board of directors. Mr. Heysel currently holds no options.

(7)

Mr. Yang surrendered 50,000 of these options to the company and they were subsequently cancelled on December 14, 2001 by our board of directors. Mr. Yang surrendered a further 1,550,000 of these options to the company on July 23, 2002 and they were subsequently cancelled on October 21, 2002 by our board of directors. Mr. Yang currently holds 2,100,000 options.

(8)

Mr. Milne surrendered 150,000 of these options to the company on December 12, 2001 and they were subsequently cancelled on December 14, 2001 by our board of directors. Mr. Milne surrendered a further 600,000 of these options to the company on July 23, 2002 and they were subsequently cancelled on October 21, 2002 by our board of directors. Mr. Milne currently holds 600,000 options.

Under the terms of the Alternative Compensation Plan, the fair market value of the shares are to be the weighted average trading price for the last five trading days of the month in which compensation is earned, however, if no trading has taken place during the last five trading days, then the average of the bid and offer price for the last trading day, as posted on www.otcbb.com. The following table outlines the fair market value of the accrued shares issuable under the Alternative Compensation Plan. As of April 14, 2003, approximately $163,463 had accrued under this plan. Although the expense has been accrued, the related shares will not be issued until requested by the beneficiaries. No such request has been received by us as of April 14, 2003.

2002	Fair Market
Value
January	$0.41
February	$0.33
March	$0.32
April	$0.19
May	$0.12
June	$0.06
July	$0.03
August	$0.04

Option Grants

On April 14, 2000, China Broadband Corp. granted options to officers, directors and consultants exercisable to acquire a total of 4,175,000 shares at $1.00 per share. We cancelled 50,000 options and issued 50,000 warrants with identical terms and conditions. On November 1, 2000, China Broadband Corp. granted options to officers, directors and consultants exercisable to acquire a total of 650,000 common shares at $7.50 per share. On February 2, 2001, China Broadband Corp. granted options to officers, directors and consultants exercisable to acquire a total of 550,000 shares at $7.50 per share. On June 29, 2001, we issued options to directors and a consultant exercisable to acquire 460,000 common shares at $1.00 per share. On November 13, 2001, China Broadband Corp. granted options to officers, directors and consultants exercisable to acquire a total of 1,200,000 shares at $0.82 per share. On December 14, 2001, China Broadband Corp. cancelled 300,000 surrendered options which were returned to the option pool. On January 26, 2002, China Broadband Corp. cancelled 800,000 surrendered options which were returned to the option pool and issued options to directors to acquire a total of 300,000 shares at $0.50 per share. On April 10, 2002, China Broadband Corp. granted options to officers, directors and consultants exercisable to acquire a total of 2,375,000 shares at $0.25 per share. On June 14, 2002, China Broadband Corp. granted options to a director exercisable to acquire a total of 500,000 shares at $0.25 per share. On August 27, 2002, China Broadband Corp. granted options to a consultant exercisable to acquire a total of 200,000 shares at $0.05 per share. On October 21, 2002, China Broadband Corp. cancelled 5,235,000 options which had been surrendered to the Company by officers, directors and consultants on July 23, 2002. At the same meeting, the board of directors granted options to officers, directors and consultants exercisable to acquire a total of 5,235,000 shares at $0.05 per share.

The following table sets forth information regarding stock option grants to our officers and directors as of April 14, 2003:

Individual Grants					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted (1)	Exercise or Base Price ($/Sh)(2)	Expiration Date	5% ($)	10% ($)
Daming Yang	2,100,000	30.8	$0.05	October 21, 2007	29,010	64,104
Thomas Milne	600,000	8.8	$0.05	October 21, 2007	8,288	18,315
Danai Suksiri	500,000	7.3	$0.05	October 21, 2007	6,907	15,263
Richard Wing Kit Lam	250,000	3.7	$0.05	October 21, 2007	3,454	7,631

(1)	Based on options exercisable to acquire a total 6,810,000 shares to executive officers, directors and employees.
(2)	The exercise price per share was equal to or greater than the fair market value of the common stock on the date of grant as determined by the Board of Directors.

The potential realizable value is calculated based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiry of the term of the option. These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by:

-	multiplying the number of shares of common stock subject to a given option by the exercise price;
-	assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option; and
-	subtracting from that result the aggregate option exercise price.

Option Exercises

None of the Named Executive Officers have exercised options to purchase shares of our common stock as of April 14, 2003.

The following table sets forth details of each exercise of stock options during the financial year ended December 31, 2002 by any of the Named Executive Officers, and the financial year-end value of unexercised options on an aggregate basis.

Aggregated Options Exercised
During the Financial Year Ended December 31, 2002
and Financial Year-End Option Values

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options At FY-End (#) Exercisable(2)/ Unexercisable	Value of Unexercised in the Money-Options at FY-End ($) Exercisable/ Unexercisable (1)
Matthew Heysel (3)	Nil	Nil	0 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Daming Yang	Nil	Nil	700,000 (exercisable) 1,400,000 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Thomas Milne	Nil	Nil	200,000 (exercisable) 400,000 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Danai Suksiri	Nil	Nil	166,666(exercisable) 333,334(unexercisable)	$0 (exercisable) $0 (unexercisable)
Richard Lam	Nil	Nil	83,333 (exercisable) 166,667 (unexercisable)	$0 (exercisable) $0 (unexercisable)

(1)	Based on NASD OTCBB closing price of $0.04 on December 31, 2002.
(2)	Includes Options to purchase common shares within 60 days after December 31, 2002.
(3)	Mr. Heysel did not exercise any options during 2002 and surrendered all his outstanding options to the company on July 23, 2002 for cancellation.

Stock Option Plan

Our board of directors approved the creation of the 2000 Stock Option Plan and our shareholders ratified it on June 29, 2001. Under the plan, the board of directors may grant incentive and non-qualified options to acquire up to a total of 8,000,000 common shares to our directors, officers, employees and consultants. As of April 14, 2003, we had issued a total of 15,645,000 options and of these 8,835,000 options had expired or been cancelled leaving 6,810,000 options outstanding and exercisable to acquire common shares.

The plan is intended to retain the services of our valued key employees and consultants and others that the plan administrator may select to:

-	encourage our employees and consultants to acquire a greater proprietary interest in China Broadband;
-	serve as an aid and inducement in the hiring of new employees; and
-	provide an equity incentive to consultants and others selected by the board of directors and the plan administrator.

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

-

the expiration of the option term specified by the plan administrator at the date of grant (generally 10 years; or, with respect to incentive stock options granted to greater-than ten percent shareholders, a maximum of five years);

-	the expiration of 3 months from the date of an optionee's termination of services with us or any related corporation; or
-	the expiration of one year from the date of death or disability (as defined in the plan) of the optionee.

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

Alternative Compensation Plan

Our board of directors approved the Alternative Compensation Plan on March 22, 2002. Under the plan, the board of directors may issue up to 2,000,000 common shares to offset unpaid compensation to our directors, officers, employees and consultants. Our shareholders ratified the Alternative Compensation Plan on June 14, 2002. As of April 14, 2003, approximately $163,463 had accrued under this plan. Although the shares have been accrued, they will not be issued until requested by the beneficiaries. No such request has been received by us as of April 14, 2003.

The plan is intended to retain the services of our valued key employees and consultants and others that the plan administrator may select to:

-	encourage our employees and consultants to acquire a greater proprietary interest in China Broadband; and
-	provide an equity incentive to consultants and others selected by the board of directors and the plan administrator.

The calculation of the per share conversion price on the unpaid compensation shall be determined by the administrator or shall be the average of the trading price for the last five trading days of the month in which the compensation is earned. If no trading has taken place during the last five trading days, the average of the bid and offer price for the last trading day will be the per share conversion price. Participants in the plan will be entitled to receive two times the amount of unpaid compensation owed to them. Conversion of any unpaid compensation shall occur on a quarterly basis. Upon termination of services, the participant has three months to elect to convert any unpaid compensation.

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

Report on Repricing of Options

Set forth below is the history of our option grants to directors and executive officers as of December 31, 2002:

-

On April 13, 2000, Mr. Thomas Milne was granted options to acquire 100,000 common shares with an exercise price of $1.00. On November 13, 2001, he was granted further options to acquire 150,000 common shares with an exercise price of $0.82 and on April 10, 2002, he was granted options to acquire 350,000 common shares with an exercise price of $0.25. On July 23, 2002, Mr. Milne surrendered all these options to China Broadband. On October 21, 2002, the board of directors cancelled these options to acquire 600,000 common shares and issued Mr. Milne new options to acquire 600,000 common shares with an exercise price of $0.05.

-

On April 13, 2000, Mr. Daming Yang was granted options to acquire 500,000 common shares with an exercise price of $1.00. On November 13, 2001, he was granted further options to acquire 50,000 common shares with an exercise price of $0.82 and on April 10, 2002, he was granted options to acquire 1,000,000 common shares with an exercise price of $0.25. On July 23, 2002, Mr. Yang surrendered all of these options to China Broadband. On October 21, 2002, the board of directors cancelled these options to acquire 1,550,000 common shares and issued Mr. Yang new options to acquire 2,100,000 common shares with an exercise price of $0.05.

-

On November 1, 2000, Mr. Richard Lam was granted options to acquire 100,000 common shares of China Broadband Corp. On January 8, 2002, he surrendered all of these options to China Broadband which were subsequently cancelled by our board of directors on January 26, 2002. On April 10, 2002, he was granted new options to acquire 150,000 common shares with an exercise price of $0.25.

On November 13, 2001, Mr. Richard Lam was granted options to acquire 100,000 common shares with an exercise price of $0.82. On July 23, 2002, Mr. Lam surrendered all of his outstanding options to China Broadband. On October 21, 2002, the board of directors cancelled these options to acquire 250,000 common shares and issued Mr. Lam new options to acquire 250,000 common shares with an exercise price of $0.05.

In each of the above cases, the board of directors determined that it was in the best interest of the Company to permit the cancellation of the options and to reissue options with a lower exercise price. Each time, the board of directors determined that the existing options no longer provided meaningful incentive to the option holders to remain in our employ and to maximize shareholder value. The board believed that the reissuance of new stock options with a lower exercise price for our existing stock options would once again provide incentive to these officers and directors to continue to provide services to us and to maximize shareholder value.

Indemnification Of Directors, Officers And Others

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

Employment And Consulting Contracts

We either directly or through our subsidiaries, have entered into consulting agreements with key individuals, including our executive officers, who perform services for us, as specified in the agreements. We use a standard form of consulting agreement, which defines terms of the agreement, services to be performed, compensation and benefits, confidentiality and individual specific benefits based on the requirements of the position. The following contracts will expire shortly. The board of directors has elected to continue to operate under the terms of these contracts on a month to month basis after these contracts expire until such time as financing can be secured.

Mathew Heysel Consulting Agreement: Mathew Heysel provides services as our Chief Executive Officer on a full-time basis through his company, MH Financial Management under the a consulting agreement which expires April 30, 2003. We expect to renew Mr. Heysel's contract at the end of April under the same terms and conditions. MH Financial Management is paid at a rate of $500 per day to a minimum of $5,000 per month exclusive of travel expenses and Goods and Services Tax., for Mr. Heysel's services. The agreement contains non-compete provisions that restricts Mr. Heysel from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Heysel is no longer contracted by us for any reason. Should we terminate the consulting agreement, Mr. Heysel would be paid $60,000 at the time of termination. The agreement provides that in the event of a change of control, Mr. Heysel is to be paid five percent (5%) of the value of the sale of our assets or the value of the transaction which would constitute a takeover of the company. This amount is to be paid within 10 days of the transaction. Takeover of the company is defined as:

-

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

-

the exercise of such effective control to cause or result in the election or appointment of two or more directors of the Company, or of the successor to the Company, who were not previously directors of the Company.

Daming Yang Consulting Agreement: Daming Yang provides services as our President on a full-time basis under a consulting agreement which expires on April 30, 2003. We expect to renew Mr. Yang's contract at the end of April under the same terms and conditions. We pay a consulting fee in the annual amount of $60,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Yang's services. The agreement contains non-compete provisions that restricts Mr. Yang from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Yang is no longer contracted by us for any reason. The agreement provides that in the event of a change of control, Mr. Yang is to be paid five percent (5%) of the value of the sale of our assets or the value of the transaction which would constitute a takeover of the company. This amount is to be paid within 10 days of the transaction. Takeover of the company is defined as:

-

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

-

the exercise of such effective control to cause or result in the election or appointment of two or more directors of the Company, or of the successor to the Company, who were not previously directors of the Company.

Thomas Milne Consulting Agreement: Thomas Milne provides services as our Chief Financial Officer on a part-time basis through his company, Precise Details Inc. Since August 2002, no compensation has been paid.

Richard Lam Consulting Agreement: Mr. Lam provides services as our Vice President, Engineering on a full-time basis. This agreement expires on September 30, 2003. We pay a consulting fee in the annual amount of $60,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Lam's services. The agreement contains non-compete provisions that restricts Mr. Lam from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Lam is no longer contracted by us for any reason. The agreement has no change of control provisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of April 14, 2003 for:

-	each of our directors and executive officers individually;
-	each person or group that we know owns beneficially more than 5% of our common stock; and
-	all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 22,513,801 shares of common stock outstanding as of April 14, 2003, together with applicable options for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Outstanding(1)

Officers and Directors

Matthew Heysel 963 Pacific Heights Tower Apartments, Oriental Plaza #1 East Chang An Avenue Dong Cheng District Beijing, China, 100738	1,976,500 (2)	8.78% (2)

Daming Yang #4, Mou Gate 25 Baiwanzhuang Xicheng District Beijing, China, 100037 China	2,623,750 (3)	11.30% (3)

Thomas Milne 2311 Erlton Place SW Calgary, AB, Canada, T2S 2Z3	250,200 (4)	1.10% (4)

Danai Suksiri 1863 Crater Lake Avenue Milpitas, CA, USA, 95035	167,666 (5)	0.74% (5)

Richard Lam 4 Ayrmont Lane Aberdeen, NJ, USA, 07747	83,333 (6)	0.37% (6)

Officers and Directors as a Group	5,101,449 (7)	21.56% (7)

5% Shareholders
Wei Yang Room 837, China Merchant Building Shenzhen, Guong Dong, China 518067	2,090,416 (8)	9.22% (8)

Kai Yang 1002, Building C, Huiyuan Apart. Asia Game Village Beijing, China, 100101	2,018,083 (9)	8.95% (9)

(1)	Based on 22,513,801 issued and outstanding shares of common stock at April 14, 2003.
(2)

Includes 1,976,500 shares of common stock of which 1,171,000 shares are owned by Big Sky Holdings, a company over which Mr. Heysel has control, 774,883 shares are owned by MH Financial Management Ltd., a company over which Mr. Heysel has control and 30,617 shares which Mr. Heysel owns directly.

(3)	Includes 1,923,750 shares of common stock and options exercisable within 60 days of April 14, 2003 to acquire 700,000 shares of common stock.
(4)

Includes 50,200 shares of common stock of which 10,000 shares are owned by Precise Details, Inc., a company over which Mr. Milne has control, 35,200 shares owned directly by Mr. Milne and 5,000 shares owned by Mr. Milne indirectly through his spouse; and options exercisable within 60 days of April 14, 2003 to acquire 200,000 shares of common stock.

(5)	Includes 1,000 shares of common stock and options exercisable within 60 days of April 14, 2003 to acquire 166,666 shares of common stock.
(6)	Consists of 83,333 shares of common stock acquirable upon exercise of options within 60 days of April 14, 2003.
(7)	Includes 3,951,450 shares of common stock and options exercisable within 60 days of April 14, 2003 to acquire 1,149,999 shares of common stock.
(8)	Includes 1,923,750 shares of common stock and options exercisable within 60 days of April 14, 2003 to acquire 166,666 shares of common stock.
(9)	Includes 1,984,750 shares of common stock and options exercisable within 60 days of April 14, 2003 to acquire 33,333 shares of common stock.

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
China Broadband Corp. 2000 Stock Option Plan (2)	6,810,000	$0.23	1,190,000
Alternative Compensation Plan (3)	0	0	2,000,000

(1)	Excluding securities reflected "Number of securities to be issued upon exercise of outstanding options, warrants and rights".
(2)	Approved by security holders on June 29, 2001.
(3)	Adopted by board of directors on March 22, 2002. Approved by security holders on June 14, 2002. No shares have been issued in connection with this plan as of April 14, 2003.

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

Wei Yang, a major shareholder in China Broadband Corp. and Daming Yang's brother, serves on the board of directors of our subsidiaries Big Sky Network Canada Ltd. and Chengdu Big Sky Technology Services Ltd.

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

On June 29, 2001, we granted options exercisable to acquire 460,000 common shares at $1.00 per share, to directors and a consultant. One third of the options vested immediately with the other two thirds vesting on the first and second anniversary of the grant date. These options expire June 29, 2004. We determined the fair market value of the options based on the closing price of our common stock on the day of grant. As such, the closing price of our stock on June 29, 2001 was $1.00.

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

On July 31, 2001, Barry Mackie, our Chief Technology Officer at the time, purchased 1,000 shares of common stock on the open market for $1.00.

In transactions during 2001 and 2002, Thomas Milne, our Chief Financial Officer and a director, purchased 25,000 shares of common stock on the open market.

Date	# of Shares	Price	Date	# of Shares	Price
July 13, 2001	3,000	$1.05	July 27, 2001	500	$1.03
July 13, 2001	4,000	$1.10	July 27, 2001	500	$1.00
July 13, 2001	7,000	$1.15	September 4, 2001	500	$0.90
July 13, 2001	4,500	$1.18	December 20, 2001	2,000	$0.46
July 20, 2001	500	$1.05	February 22, 2002	2,000	$0.40
July 23, 2001	500	$1.00

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

On January 26, 2002, we cancelled a further 800,000 options, which had been surrendered, and returned these options to the option pool for future issuance under our stock option plan. The following persons surrendered their options:

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

Mr. Yves Mordacq, a former director, held the position of Portfolio Manager with Banque Transatlantique, one of our shareholders during his tenure as our director.

Big Sky Exploration (Ventures) Alberta Ltd., a company which Matthew Heysel, our Chairman and Chief Executive Officer, is Chairman and Chief Executive Officer of, entered into a sub-lease with us for the use of office space on October 1, 2002, at a rate of CDN $5,000 per month should they obtain profitability. As of December 31, 2002, Big Sky Exploration (Ventures) Alberta Ltd. had not obtained profitability and owed CDN $15,000 in rent. We have taken an allowance reducing the receivable recorded to $0. We believe that they will become profitable and we will be able to collect the amounts owing.

Big Sky Exploration (Ventures) II Alberta Ltd., a company which Matthew Heysel, our Chairman and Chief Executive Officer, is Chairman and Chief Executive Officer of, entered into a sub-lease with us for the use of office space on October 1, 2002, at a rate of CDN $5,000 per month should they obtain profitability. As of December 31, 2002, Big Sky Exploration (Ventures) II Alberta Ltd. had not obtained profitability and owed CDN $15,000 in rent. We have taken an allowance reducing the receivable recorded to $0. We believe that they will become profitable and we will be able to collect the amounts owing.

M3 Energy Corp., a company which Matthew Heysel, our Chairman and Chief Executive Officer, was a director of until May 2002 and which Mr. Thomas Milne, our Chief Financial Officer has been a director of since inception, sub-leased office space from us in 2002 from January thru June at a rate of CDN $1,500. In 2002 a total of CDN $9,000 was paid by M3 Energy to us for this office space.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT INDEX

Except for contracts made in the ordinary course of business, the following are the material contracts that have been entered into by China Broadband Corp. within the two years preceding the date of this registration statement:
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

10.29 (7)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang
10.30 (12)	Letter of Intent dated June 1, 2001 between Big Sky Network Canada Ltd. and Shanghai Min Hang Cable Television Center
10.31 (12)	Memorandum of Understanding dated June 18, 2001 between Big Sky Network Canada Ltd. and Beijing Gehua Cable TV Networks Co., Ltd.
10.32 (12)	Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing Branch of Ji Tong Network Communications Co., Ltd.
10.33 (12)	Consulting Agreement dated April1, 2001 between China Broadband Corp. and Precise Details Inc.
10.34 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and M.H. Financial
10.35 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Daming Yang
10.36 (12)	Indemnity Agreement dated June 29, 2001 between China Broadband Corp. and Matthew Heysel
10.37 (13)	Memorandum of Understanding between Big Sky Network Canada Ltd. and Fujian Provincial Radio and Television Network Co. Ltd. dated July 10, 2001
10.38 (14)	Note Cancellation Agreement between China Broadband Corp. and Canaccord International Ltd.
10.39 (15)	Consulting Agreement, dated July 1, 2001, between China Broadband Corp and Barry L. Mackie
10.40 (15)	Memorandum of Understanding between Chengdu Big Sky Network Technology Services Ltd. and Jitong Network Communications Co. dated October 15, 2001
10.41 (15)	Consulting Agreement, dated April 1, 2001 between China Broadband Corp. and Richard Lam
10.42 (17)	Joint Project Contract between the Chong Qing Branch of Jitong Network Communications Co. Ltd. and Chengdu Big Sky Network Technology Services Ltd. dated October 31, 2001
10.43 (17)	Alternative Compensation Plan
10.44 (17)	Fee Arrangement Agreement dated January 28, 2002 between China Broadband Corp. and Michael Morrison
10.45 (18)	Agency Agreement between China Broadband Corp. and Canaccord Capital (Europe) Limited dated March 13, 2002
10.46 (19)	Agreement of Cooperative Rights & Interests Assignment between Big Sky Network Canada Ltd. and Winsco International Limited dated September 13, 2002 - English Translation
16.1 (9)	Change in Auditor Letter of Amisano Hanson
16.2 (10)	Change in Auditor Letter of Arthur Anderson LLP
21.1	List of subsidiaries of registrant (see "Overview of Corporate Structure" in this Annual Report)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(1)	Previously filed on Form 10-SB on December 2, 1999.
(2)	Previously filed on Form 8-K filed on April 28, 2000.
(3)	Previously filed on Form 10-KSB on July 11, 2000.
(4)	Previously filed on Form 8-K filed on September 29, 2000.
(5)	Previously filed on Form S-1 filed on December 6, 2000.
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

(7)	Previously filed on Form 8-K/A on December 12, 2000.
(8)	Previously filed on Form 10-KSB on March 28, 2001.
(9)	Previously filed on Form 8K on August 25, 2000.
(10)	Previously filed on Form 8K on September 26, 2000.
(11)	Previously filed on Form S-1, Amendment No. 1 on April 6, 2001.
(12)	Previously filed on Form S-1, Amendment No. 3 on July 2, 2001.
(13)	Previously filed on Form S-1, Amendment No. 4 on July 27, 2001.
(14)	Previously filed on Form S-1, Amendment No. 5 on August 10, 2001.
(15)	Previously filed on Form S-1, Amendment No. 7 on October 25, 2001.
(16)	Previously filed on Form 10-QSB on November 14, 2001.
(17)	Previously filed on Form 10-KSB on April 1, 2002.
(18)	Previously filed on Form S-1 on April 12, 2002.
(19)	Previously filed on Form 8-K/Amendment No. 1 on October 30 2002.

(b) The following 8-Ks were filed subsequent to September 30, 2002:

1.	Form 8-K filed October 1, 2002 reporting the sale of the Company's interest in the Shenzhen China Merchants Big Sky Network Canada Ltd. joint venture.
2.

Amended Form 8-K filed October 30, 2002, reporting the issuance of options to Daming Yang, President of the Company and the sale of the Company's interest in the Shenzhen China Merchants Big Sky Network Canada Ltd. joint venture. Amended to including pro forma financial statements and exhibits and option issuance information.

ITEM 14. CONTROLS AND PROCEDURES.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

45 to 47

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calgary, Alberta, Canada, on April 15, 2003.

CHINA BROADBAND CORP.
By:	/s/ MATTHEW HEYSEL Name: Matthew Heysel Title: Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Matthew Heysel Matthew Heysel	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2003
/s/ Daming Yang Daming Yang	President and Director	April 15, 2003
/s/ Thomas Milne Thomas Milne	Chief Financial Officer and Director (Principal Financial Officer)	April 15, 2003
/s/ Danai Suksiri Danai Suksiri	Director	April 15, 2003

___________________________

SECTION 302 CERTIFICATIONS

I, Matthew Heysel, certify that:

1. I have reviewed this annual report of China Broadband Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 15, 2003	By:	/s/ MATTHEW HEYSEL Name: Matthew Heysel Title: Chief Executive Officer (Principal Executive Officer)

___________________________

I, Thomas G. Milne, certify that:

1. I have reviewed this annual report of China Broadband Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 15, 2003	By:	/s/ THOMAS MILNE Name: Thomas Milne Title: Chief Financial Officer (Principal Accounting Officer)

49 to 50

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

To the Board of Directors and Stockholders of
China Broadband Corp.:

We have audited the consolidated balance sheets of China Broadband Corp. (a Development Stage Enterprise) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and of cash flows for the years ended December 31, 2002 and 2001, for the period from February 1, 2000 (date of incorporation) to December 31, 2000 and for the period from February 1, 2000 (date of incorporation) to December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits such consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, for the period from February 1, 2000 (date of incorporation) to December 31, 2000 and for the period from February 1, 2000 (date of incorporation) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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
Calgary, Alberta, Canada March 10, 2003	/s/ Deloitte Touche LLP Chartered Accountants

China Broadband Corp.
(a Development Stage Enterprise)
Consolidated Balance Sheet
(Expressed in United States Dollars)

	December 31, 2002	December 31, 2001
ASSETS
CURRENT
Cash and cash equivalents	$1,718,173	$672,096
Interest and other receivable	200,880	124,583
Prepaid expenses	12,553	169,275
	1,931,606	965,954
Investment in Shekou joint venture (Note 6)	-	2,026,906
Property and equipment, net (Note 5)	456,252	396,815
Intangible assets
Intellectual property (Note 6)	-	500,000
	$2,387,858	$3,889,675
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	195,009	263,423

CONTINUING OPERATIONS (Note 2)
CONTINGENCIES (Note 14)
COMMITMENTS (Note 15)

SHAREHOLDERS' EQUITY
Common stock	80,933	77,936
$0.001 par value, shares authorized:50,000,000;
shares issued and outstanding: 22,513,801
(2001-19,474,517) (Note 7)
Additional paid in capital	22,908,005	21,939,827
Deferred compensation	(532,764)	(719,666)
Accumulated deficit	(20,263,325)	(17,671,845)
	2,192,849	3,626,252
	$2,387,858	$3,889,675

The accompanying notes are an integral part of this consolidated financial statement.

China Broadband Corp.
(a Development Stage Enterprise)
Consolidated Statements of Operations and Deficit
Expressed in United States Dollars
			Period from	Cumulative Period From
	Twelve Months Ended		February 1, 2000	Date of Inception
	December 31		to December 31,	February 1, 2000 to
	2002	2001	2000	Dec 31, 2002
REVENUE
Internet Services	$141,942	20,579	-	$162,521
Technical consulting	-	-	208,333	208,333
Cost of Sales	(120,392)	(18,332)	-	(138,724)
	21,550	2,247	208,333	232,130

GENERAL AND ADMINISTRATIVE
EXPENSES (including non-cash
compensation of $489,654 (2001-
$396,036, 2000-$67,093))	(2,004,663)	(3,537,806)	(3,106,385)	(8,648,854)
AMORTIZATION	(213,162)	(2,440,032)	(579,013)	(3,232,207)
IMPAIRMENT OF ASSETS (Note 6)	(400,000)	(8,228,623)	-	(8,628,623)
	(2,596,275)	(14,204,214)	(3,477,065)	(20,277,554)

LOSS IN BIG SKY NETWORK
CANADA LTD.	-	-	(181,471)	(181,471)
LOSS IN SHEKOU JOINT
VENTURE (Note 6)	(123,504)	(283,682)	(202,421)	(609,607)
LOSS IN CHENGDU JOINT
VENTURE (Note 6)	-	(1,098,087)	(43,706)	(1,141,793)
GAIN ON SALE OF SHEKOU
JOINT VENTURE (Note 6)	125,798	-	-	125,798

INTEREST INCOME	2,501	89,093	307,483	399,077

INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM	$(2,591,480)	(15,496,890)	(3,597,180)	$(21,685,550)
EXTRAORDINARY ITEM (Note 16)	-	1,422,225	-	1,422,225
NET LOSS	(2,591,480)	(14,074,665)	(3,597,180)	(20,263,325)

DEFICIT, BEGINNING OF PERIOD	(17,671,845)	(3,597,180)	-	-

DEFICIT, END OF PERIOD	$(20,263,325)	(17,671,845)	(3,597,180)	$(20,263,325)

LOSS PER SHARE BEFORE
EXTRAORDINARY ITEM
Basic and diluted	$(0.12)	(0.80)	(0.20)

LOSS PER SHARE
Basic and diluted	$(0.12)	(0.72)	(0.20)

SHARES USED IN COMPUTATION
Basic and diluted	21,774,775	19,474,517	17,696,752

The accompanying notes are an integral part of this consolidated financial statement.

CHINA BROADBAND CORP. (a Development Stage Enterprise) Consolidated Statements of Stockholders' Equity (Expressed in United States Dollars)
			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity
		$	$	$	$	$

Balance,	1,509,850	59,971	-	-	-	59,971
February 1, 2000

Issue of common stock
for the outstanding shares
of China Broadband
(BVI) Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
agreements at $0.20 per
share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
agreements at $1.00 per
share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreements at $7.50 per
share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(15,496,890)	(15,496,890)
Extraordinary Gain
(Note 16)	-	-	-	-	1,422,225	1,422,225

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation (Note 9)	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative
Compensation Plan
(Note 10)	-	-	163,463	-	-	163,463

Issuance of common
stock to settle legal
fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25
per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)

Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

The accompanying notes are an integral part of this consolidated financial statement.

 F-4 to F-5

China Broadband Corp.
(a Development Stage Enterprise)
Consolidated Statements of Cash Flows
Expressed in United States Dollars
				Cumulative
			Period from	Period From
	Twelve Months Ended		February 1, 2000	Date of Inception
	December 31		To December 31,	February 1, 2000 to
	2002	2001	2000	Dec 31, 2002
CASH FLOWS RELATED TO
THE FOLLOWING ACTIVITIES

OPERATIONS
Net loss	$(2,591,480)	(14,074,665)	(3,597,180)	$(20,263,325)
Adjustment for:
Extraordinary item (Note 16)	-	(1,422,225)	-	(1,422,225)
Depreciation and amortization	213,162	2,440,772	579,013	3,232,947
Impairment of assets	400,000	8,228,623	-	8,628,623
Loss in Big Sky Network
Canada Ltd.	-	-	181,471	181,471
Loss in Shekou joint
venture (Note 6)	123,504	283,682	202,421	609,607
Loss in Chengdu joint
venture (Note 6)	-	1,098,087	43,706	1,141,793
Gain on Sale of Shekou
joint venture	(125,798)	-	-	(125,798)
Non-cash stock
compensation (Notes 7 and 8)	489,654	369,036	67,093	925,783
Issuance of Common Shares
for settlement of legal fees	21,062	-	-	21,062
	(1,469,896)	(3,076,690)	(2,523,476)	(7,070,062)
Changes in operating assets and liabilities
Interest and other receivable	37,703	(60,382)	(64,201)	(86,880)
Prepaid expenses	156,722	(52,155)	(117,119)	(12,552)
Accounts payable and
accrued liabilities	(159,614)	12,581	(402,958)	(549,991)
	(1,435,085)	(3,176,646)	(3,107,754)	(7,719,485)
FINANCING
Issue of common stock for cash (Note 7)	749,290	-	11,892,503	12,641,793
Stock issuance costs (Note 7)	(101,929)	-	(75,811)	(177,740)
	647,361	-	11,816,692	12,464,053

INVESTING
Fixed asset additions	(172,599)	(249,386)	(279,392)	(701,377)
Proceeds from the sale of the
Shekou joint venture (net of costs)	2,006,400	-	-	2,006,400
Investment in Chengdu joint venture	-	(570,000)	(1,365,590)	(1,935,590)
Acquisition of Big Sky Network
Canada Ltd. (net of cash acquired)	-	-	(2,395,828)	(2,395,828)
	1,833,801	(819,386)	(4,040,810)	(3,026,395)

NET DECREASE(INCREASE) IN CASH
AND CASH EQUIVALANTS	$1,046,077	(3,996,032)	4,668,128	$1,718,173

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	672,096	4,668,128	-	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$1,718,173	672,096	4,668,128	$1,718,173

SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for income taxes	-	-	-	-
Cash paid for interest	-	115,290	-	115,290

INCLUDED IN INVESTING ACTIVITIES
Accounts Receivable	$114,000	-	-	-
Accounts Payable	$91,200	-	-	-

The accompanying notes are an integral part of this consolidated financial statement.

 F-6 to F-7

CHINA BROADBAND CORP.
(a Development Stage Enterprise)
Period From Date of Incorporation,
February 1, 2000 to December 31, 2002
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)

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

  BSN signed a joint venture agreement on September 21, 1999, with China Merchants Shekou Industrial Zone, Ltd. ("China Merchants") to establish Shenzhen China Merchants Big Sky Network Ltd. ("Shekou JV"), the purpose of which is to provide Internet access to Chinese residential and business customer through the existing cable television infrastructure. Under the terms of the joint venture agreement, China Merchants agreed to provide all the non-broadcast rights on the cable network of a cable television station controlled by China Merchants. BSN was required to contribute a total of $3,000,000 to the Shekou JV as cash or equipment. BSN was also responsible for providing technical support to the Shekou JV. Over the Shenzhen JV's 15 year duration, BSN was entitled to receive 60% of the profits earned between 2000 and 2004, 50% of the profits earned between 2005 and 2009 and 40% of the profits earned between 2010 and 2014. BSN was entitled to appoint four of the seven directors on the Board of Directors of the Shekou JV for the first five years of its operations and was thereafter, entitled to appoint three of the seven directors. On September 13, 2002, BSN sold its 50% interest in Shekou JV. Winsco International Limited, ("Winsco"), a British Virgin Islands company, agreed to pay an aggregate amount of US$2,280,000 in a series of payments commencing five business days after signing and in stages linked to approvals of Chinese government agencies required to complete the transaction. As of December 31, 2002, BSN has received initial payments of US$228,000, US$684,000, US$684,000 and US$570,000. An additional payment of US$114,000 was paid in the first quarter of 2003. Net proceeds, after agent's fees and professional fees, are approximately US$2,040,000. Under the terms of the sale, BSN had its representatives resign from the Shekou JV board of directors and BSN will assist Winsco in the transition of operations and management. Winsco assumed operating responsibility for the Shekou JV from the date of the agreement. BSN has no further interest in the Shekou JV.

  On July 8, 2000, BSN signed a joint venture agreement with Chengdu Huayu Information Industry Co., Ltd. ("Chengdu Huayu") to establish Sichuan Huayu Big Sky Network Ltd. ("Chengdu JV"). The purpose of the Chengdu JV was to develop an advanced broadband software and hardware platform for data transmission and Internet related business in the Sichuan Province, the PRC. Under the terms of the joint venture agreement, Chengdu Huayu agreed to provide the joint venture with exclusive access to the customers of its data transmission network, and the rights to use all of its facilities and equipment. BSN was required to contribute a maximum of $5,500,000 to the Chengdu JV in cash or equipment. As at December 31, 2002, the Corporation had contributed $1,935,590 to this joint venture. Over the Chengdu JV's 20 year term, BSN was to be entitled to receive 65% of the profits earned between 2001 and 2007, 50% of the profits between 2008 and 2013 and 35% of the profits earned between 2014 and 2020. BSN was entitled to appoint four of the seven Board of Directors of the Chengdu JV for the first seven years of its operations and is thereafter entitled to appoint three of the seven directors.

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

  The profits earned under the joint venture contracts will be equal to net income which will be calculated in accordance with PRC generally accepted accounting principles ("GAAP"). The significant difference between PRC GAAP and US GAAP which are applicable to the joint ventures are pre-operating expenses are capitalized under PRC GAAP but will be fully expensed when the Corporation commences operations while these costs are expensed as incurred under US GAAP. Staff welfare and incentive bonus fund is a reserve appropriated from net profit after taxation for PRC GAAP while it would be recorded as an operating expense under US GAAP. There are other differences between PRC GAAP and US GAAP, however, these differences do not currently impact the joint ventures' financial statements.

  Chengdu Big Sky Network Technology Services Ltd.

  In October 2001, the Corporation established a wholly owned subsidiary to provide high speed Internet access in the sector of Chengdu designated as a development zone for technology based companies. Chengdu Big Sky Network Technology Services Ltd. commenced operation in October, with connectivity provided by China Telecom, to a limited number of commercial customers. Chengdu Big Sky Network Technology Services Ltd. provides its own fibre link principally to commercial subscribers and government offices with secondary emphasis placed on residential customers. While primary focus will be on commercial subscribers, residential subscriber services may also be offered in the future, within the Chengdu High Tech Park.

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

Management anticipates that the Corporation currently has sufficient working capital to fund the Corporation's plan of operation through December 2003. The Corporation's costs to fund its plan of operation for the fiscal year ending December 31, 2003 is expected to decrease (primarily for salaries, travel, office and other similar expenses.)

In 2002, the Corporation ceased operations of the Chengdu JV and made no further capital contributions. The Corporation is pursuing remedies from its joint venture partner to recover costs. The consolidated operations of the Corporation required cash of approximately $100,000 per month during 2002 for management and corporate administrative costs and approximately $35,000 per month to manage operations in the PRC. In 2003, the Corporation anticipates that its current working capital is sufficient to satisfy its cash requirements through December 31, 2003, thereafter; the Corporation will require additional financing to continue as a going concern. Current cash resources are not anticipated to be sufficient to fund the next phase of the Corporation's development and it intends to seek additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation's objective, or result in commercial success. The Corporation anticipates that it will continue to make capital and equipment contributions to Chengdu Technology Services. The Corporation cannot assure you that it will be able to obtain sufficient capital to satisfy all of its obligations or that Chengdu Technology Services will be commercially successful.

The Corporation evaluates the carrying value of goodwill and long term tangible and intangible assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". As a result of management's reduced expectation triggered by lower subscriber growth rates, and reduced telecommunications spending, in 2001 the Corporation evaluated its long lived assets and was required to write down the carrying values to the fair value of those assets. (See Note 6)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates could include the allowance for potentially uncollectible accounts receivable and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

3. ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, BSN, and Chengdu Big Sky Network Technology Services Ltd.

The equity method of accounting is used for companies in which the Corporation has significant influence; generally this represents common stock ownership of at least 20% and not more than 50%. The Corporation uses the equity method to account for its joint venture investments in Shekou and Chengdu. BSN was accounted for as a majority-controlled subsidiary until April 25, 2000. For the period April 26, 2000 to September 28, 2000, while the Corporation owned 50% of BSN, BSN was accounted for using the equity method. For the period September 29, 2000 to December 31, 2002, BSN is accounted for as a wholly-owned subsidiary (see Note 1). All material inter-company accounts and transactions have been eliminated.

Cash equivalents

The Corporation considers all highly liquid debt instruments with maturities at the date of purchase of three months or less to be cash equivalents.

Investment in joint ventures

The joint ventures in Shekou (which was sold during the year ended December 31, 2002) and Chengdu are accounted for under the equity method of accounting. As the Corporation no longer owns or operations joint ventures, all investment in the Shekou and Chengdu JVs have been written down to nil.

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

Goodwill and other intangible assets

Up to December 31, 2001, amortization of goodwill will be provided using the straight-line method over the estimated useful life of five years. Acquired intangible assets consist of intellectual property, Shekou JV and the Chengdu JV, and are amortized using the straight line method over estimated useful lives ranging from five to seven years. The Corporation has prospectively adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, extends the allowable useful lives of certain intangible assets, and requires impairment testing and recognition for goodwill and intangible assets. Goodwill amortization, which would have been recorded up to the sale of the Shekou JV on September 13, 2002, was $171,428.

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

Revenue recognition

The Corporation and the joint ventures derive revenue from sale and rental of cable modems, monthly subscription fees and maintenance fees which are recognized when the services are provided. Sales of cable modems are recognized when the goods are delivered and title has passed.

The Corporation recognized revenue from consulting services rendered to BSN on a ratable basis over the term of the services agreement which ended in 2000.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, " Goodwill and Other Intangible Assets", which supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, extends the allowable useful lives of certain intangible assets, and requires impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and other intangible assets arising from transactions completed both before and after its effective date. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Corporation has prospectively adopted this recommendation effective January 1, 2002. Goodwill has been evaluated for impairment at January 1, 2002 and no provision was required. Goodwill amortization, which would have been recorded for the year ended December 31, 2002, was $171,428.

On January 1, 2002, the Corporation adopted SFAS No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets", which supercedes SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that APB Opinion). SFAS No. 144 establishes a single accounting, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Adoption of SFAS No. 144 did not have a material effect on the Corporation's consolidated financial statements.

SFAS 143, Accounting for Asset Retirement Obligations, is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 applies to the legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of SFAS No. 143 in 2002 has not had a material impact on the Corporation's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures we must make about our obligations under certain guarantees that we have issued. It also requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligations we have undertaken in issuing the guarantee. The initial recognition and initial measurement provisions are to be applied only to guarantees issued or modified after December 31, 2002. Adoption of these provisions will not have a material impact on the Corporation's financial position or results of operations. The disclosure requirements are effective for annual or interim periods ending after December 15, 2002.

In January 2003, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" . SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 has no material impact on the Corporation, as it does not plan to adopt the fair value method of accounting for stock options at the current time. The Corporation has included the required disclosures in Notes to these financial statements.

The following standards issued by the FASB do not impact the Corporation:

-

Statement No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective for financial statements issued on or after May 15, 2002;

-	Statement No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities", effective for exit or disposal activities initiated after December 31, 2002;
-

Statement No. 147 - "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", effective for acquisitions on or after October 1, 2002; and

-	Interpretation No. 46 - "Consolidation of Variable Interest Entities", effective for financial statements issued after January 31, 2003.

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
Assets acquired, excluding cash:
Net working capital deficiency	(742,327)
Investment in Shekou JV	2,684,438
Intellectual property	849,750
Chengdu JV	5,098,500
Shekou JV	2,549,250
Goodwill	2,153,717
12,593,328

Cash acquired	104,172
Net assets acquired	12,697,500

Interest on the promissory note was accrued at 8% per annum and was cancelled July 27, 2001. (See Note 16).

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

The results of operations of BSN for the period from January 1 to December 31, 2002 (January 1 to December 31, 2001,January 1, 2000 to April 25, 2000, September 29 to December 31, 2000) have been included in the consolidated statement of operations.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of:

	December 31 2002	December 31, 2001
	$	$

Furniture and fixtures	163,361	162,504
Computer hardware and software	478,980	307,238
Leasehold improvements	59,036	59,036
	701,377	528,778
Accumulated amortization	(245,125)	(131,963)
	456,252	396,815

6. INVESTMENTS IN JOINT VENTURES

In 2002, BSN participated in both the Shekou JV and the Chengdu JV. Prior to the sale of the Shekou JV in September 2002, the Corporation's investment in the Shekou JV and the Chengdu JV included the unamortized excess of the Corporation's investment over its equity in the joint ventures' net assets. The excesses of $1,200,000 and $677,456 for the Shekou JV and the Chengdu JV, respectively, had been amortized on a straight-line basis over the estimated lives of the joint ventures of 7 years. As set out below, the total investment in the Chengdu JV was written off in 2001. The investment in the Shekou JV was sold on September 13, 2002.

Impairment of Long Lived Assets

As part of the review of the December 31, 2001 financial results, management performed an assessment of the carrying value of the long-lived assets recorded from the 2000 acquisition of BSN (See Note 4) and also a review of the Corporation's direct investments in the Shekou and Chengdu JVs.

Economic trends had negatively impacted technology company market valuations and managements' outlook on expected future growth rates as compared to those growth rate assumptions at the time the investments were made. Based on the review, management concluded that the decline in valuations and expected growth rates within the Internet industry was more than a temporary condition. Consequently, the Corporation's management performed impairment analysis in accordance with its policy as disclosed in Note 1, and as a result, recorded a $7,549,111 write-down of intangible assets and $679,512 write-down of the investment in the Chengdu JV at December 31, 2001, represents the amount that the carrying value of these assets exceeded their fair value.

Fair value was determined by using the Corporation's business plan model to determine future discounted cash flows for periods of two years,15 and 20 years, given the uncertainties of doing business in China. The assumptions supporting estimated future cash flows (growth rates, expenses and discount rate) were based on management's best estimates. Due to the joint ventures not meeting planned objectives, the Corporation assessed the recoverability of the property and equipment used in its operations and projected that the discounted future net cash flows from the use of these assets, together with their residual values, to be less than their carrying amounts. The table below outlines the resulting write downs.

At the time of the write down, management considered that equity market valuations for Internet and telecommunications subscribers are considerably lower than two years prior, access to vendor financing was nearly non-existent and new equity capital for perceived high risk markets like China was very scarce. Although long term undiscounted cash flow projections showed a reasonable cash flow potential, near term results were unlikely to be positive, while growth capital could not be accessed.

Asset	Write Down
$

Investment in Chengdu JV	679,512

Intangible Assets
Intellectual property	198,010
Shekou JV	1,911,939
Chengdu JV	3,823,875
Goodwill	1,615,287
7,549,111
Total Write Down	8,228,623

The Corporation concluded that the remaining intellectual property will continue to be amortized on a straight line basis over the remaining useful life established at the time of acquisition; five years as the remaining useful life has not changed. The remaining $400,000 in intellectual property was written off at December 31, 2002 as the Corporation had sold its interest in the Shekou JV and had discontinued pursuing joint ventures with cable television stations.

On September 13, 2002, BSN sold its 50% interest in Shekou JV. Winsco International Limited, ("Winsco"), a British Virgin Islands company, agreed to pay an aggregate amount of US$2,280,000 in a series of payments commencing five business days after signing and in stages linked to approvals of Chinese government agencies required to complete the transaction. As of December 31, 2002, BSN has received initial payments of US$228,000, US$684,000, US$684,000 and US$570,000. An additional payment of US$114,000 was paid in the first quarter of 2003. Net proceeds, after agent's fees and professional fees, are approximately US$2,029,000. Under the terms of the sale, BSN had its representatives resign from the Shekou JV board of directors and BSN will assist Winsco in the transition of operations and management. Winsco assumed operating responsibility for the Shekou JV from the date of the agreement. BSN has no further interest in the Shekou JV.

The Corporation's share of the loss in Shekou JV for the nine months ended September 30, 2002 is $123,504. The equity loss is recorded to September 13, 2002. The disposal of the Corporation's interest in the Shekou JV resulted in a gain of $125,798. At the time of the sale, the Corporation's investment in Shekou JV was approximately $1,903,402.

The following table is a summary of the financial information of the Chengdu JV, which is accounted for on an equity basis. The loss in the Chengdu JV has not been recognized into income for 2002 as a result of the write down of the entire investment in 2001.

	2002	2001	2000
	$	$	$

Current assets	43,154	25,365	780,654
Other assets	460,716	352,705	155,314

Total assets	503,870	378,070	935,968

Current liabilities	277,565	274,315	3,989
Capital	226,305	103,755	931,979

Total liabilities and capital	503,870	378,070	935,968

Gross Revenue	80,635	12,755	--

Gross Loss	(129,548)	(136,405)	--

Net loss	(244,797)	(458,435)	(67,240)
Impairment of Assets	--	(1,230,930)	--
Total	(244,797)	(1,689,365)	--

China Broadband Corp. Share of Loss	(159,118)	(1,098,087)	(43,706)

The following table is a condensed summary of the financial information of the Shekou JV, which is accounted for on an equity basis until it was sold in 2002.

	December 31, 2002	December 31, 2001	December 31, 2000
	$	$	$

Current assets	-	1,168,309	1,859,728
Other assets	-	928,615	684,729

Total assets	-	2,096,924	2,544,457

Current liabilities	-	191,376	159,611
Capital	-	1,905,548	2,384,846

Total liabilities and capital	-	2,096,924	2,544,457

Gross Revenue (1)	288,721	315,813	116,608

Gross Profit (Loss) (1)	38,167	(43,727)	(277,351)

Net loss (1)	(205,839)	(472,803)	(615,734)
China Broadband Corp. Share of Loss (1)	(123,504)	(283,682)	(202,421)

(1) For the December 31, 2002 period, these numbers reflect operations from January 1, 2002 to September 13, 2002, the date on which the Corporation sold its interest in the Shekou JV.

7. COMMON SHARES

On April 14, 2000, the Corporation completed a reverse split of its common stock on a 0.65104-for-1 basis reducing its issued and outstanding common stock to 1,509,850 (pre split- 2,319,000). The reverse split has been recorded in these financial statements on a retroactive basis.

The Corporation has issued the following shares in a series of private placement agreements:

i.	On April 14, 2000 the Corporation issued 500,000 common shares at $0.20 per share for total proceeds of $100,000;
ii.	On May 12, 2000 the Corporation issued 1,530,000 common shares at $1.00 per share for total proceeds of $1,530,000; and
iii.	On May 12, 2000 the Corporation issued 1,301,667 common shares at $7.50 per share for total proceeds of $9,762,503; and
iv.	On April 3, 2002, the Corporation issued 2,997,160 common shares at $0.25 per share for total proceeds of $749,290.

On April 3, 2002, the Corporation closed the first tranche of a private placement financing for 2,997,160 shares, priced at $0.25 per share, raising a total of $749,290. Share issue costs were $101,929. Issued and outstanding shares total 22,513, 801 after this tranche. The Corporation has authorized the Agent to raise up to $2,000,000 in total at the issue price of $0.25 per share, including the amount of the first tranche. The proceeds of this financing were used for working capital and to develop projects in Beijing, PRC.

8. STOCK OPTION PLAN

    Stock Option Plan

    The Board of Directors of the Corporation adopted the 2000 Stock Option Plan (the "Plan") during April 2000. Shareholders approved the Plan on June 29, 2001. Under the Plan, the Corporation has reserved 8,000,000 common shares for issuance under options granted to eligible persons. As at December 31, 2002 6,810,000 have been granted with 1,190,000 available for granting.

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

    Option Activity

Option activity under the Plan is as follows:

	2002	2001
	Number of	Number of
	Shares	Shares

Opening Balance - January 1	6,618,333	4,775,000
Granted	8,610,000	2,210,000
Cancelled	(8,418,333)	(366,667)

Closing Balance, December 31	6,810,000	6,618,333

Options available for granting	1,190,000	1,381,667

Option Plan Total	8,000,000	8,000,000

(c) Additional information regarding options outstanding as of December 31, 2002 is as follows:
Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.00	1,075,000	2.6	$1.00
$0.82	300,000	3.9	$0.82
$0.05	5,435,000	4.8	$0.05
	6,810,000	4.4	$0.23

(d) As discussed in Note 3, the Corporation accounts for its employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees and its Related Interpretations". Had compensation expense been recognized based on the fair values of the options on the date granted to employees, additional compensation expense of $238,624 ($92,028 - 2001, $836,654 - 2000) would have been recognized. The Corporation's net loss applicable to common shares and net loss per common share would have increased to the pro forma amounts shown below.

	2002	2001	2000	Cumulative since
				Inception
	$	$	$	$
Net loss before extraordinary item
Reported	(2,591,480)	(15,496,890)	(3,597,180)	(21,152,351)
Pro forma	(2,830,104)	(15,588,918)	(4,433,834)	(21,390,975)

Basic loss per share before Extraordinary Item
Reported	(0.12)	(0.80)	(0.20)	--
Pro forma	(0.13)	(0.80)	(0.25)	--

Net loss after Extraordinary Item
Reported	(2,591,480)	(14,074,665)	(3,597,180)	(19,730,126)
Pro forma	(2,830,104)	(14,166,643)	(4,433,834)	(19,968,750)

Basic loss per common share
Reported	(0.12)	(0.72)	(0.20)	--
Pro forma	(0.13)	(0.73)	(0.25)	--

The fair value of stock options used to compute the Pro Forma net loss and Basic loss per common share is the estimated fair value at grant date determined by the Black-Scholes option pricing model with the following assumptions as at December 31.

	2002	2001	2000

Dividend yield	0%	0%	0%
Expected volatility	100%	92%	50%
Risk free interest rate	3.18%	3.28%	6.32%
Expected option life	3 years	4.78 years	2.9 years

Compensation expense of $489,654 ($369,036 - 2001, $15,235 - 2000) has been recognized in the consolidated financial statements for non-employee stock option grants. No amounts have been recognized for stock-based employee compensation awards.

At December 31, 2002, the Corporation has two stock-based employee compensation plans, which are described more fully in this note and Note 10. Prior to 2002, the Corporation accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in 2001 net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective January 1, 2002, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Corporation's plans vest over periods from issuance to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2002	2001	2000
	$	$	$
Net loss, as reported	(2,591,480)	(14,074,665)	(3,597,180)
Add: Stock-based employee compensation
Expense included in reported net income,
net of related tax effects	489,654	369,036	15,235
Deduct: Total stock-based employee
Compensation expense determined under fair
Value based method for all awards, net of
related tax effects	728,278	461,064	851,889

Proforma net income	(2,830,104)	(14,166,643)	(4,433,834)

Earnings per share:
Basic - as reported	(0.12)	(0.72)	(0.20)
Basic - pro forma	(0.13)	(0.73)	(0.25)

Diluted - as reported	(0.12)	(0.72)	(0.20)
Diluted - pro forma	(0.13)	(0.73)	(0.25)

9. WARRANTS

The Corporation has previously issued the following warrants. Each warrant can be exchanged for 1 common share at the exercise price noted.

Date of Grant	Number of Warrants	Exercise Price	Expiry Date
September 2000	50,790	$7.50	November, 2002
November 2000	5,000	$7.50	April, 2002
November 2000	95,000	$1.00	April, 2002
April 2000	50,000	$1.00	April, 2005
July 2001	500,000	$1.00	July 27, 2003
April 2002	299,716	$0.25	April 3, 2004

The 50,790 warrants were granted in 2000 in connection with the purchase of 50% of BSN and an agency agreement (see Note 4).

100,000 warrants were granted for investor relation services during 2000. The fair value of these warrants was $65,381 and is fully amortized at December 31, 2002. 95,000 of these warrants were re-priced to $1.00 during the year for future services. The value of the 95,000 re-priced warrants using the Black-Scholes option pricing model was nil. The remaining deferred compensation of $14,408 from these warrants was amortized as compensation expense during the year ended December 31, 2001.

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

In connection with a private placement conducted in April 2002 and under the terms of an Agency Agreement, 299, 716 warrants were granted at a price of $0.25 per share. During 2002, the Corporation amortized $43,009 of expense relating to these warrants. As at December 31, 2002, $71,020 was unamortized and will be expensed over the remaining life of the warrants.

10. ALTERNATIVE COMPENSATION PLAN

On March 22, 2002 our Board of Directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of common shares instead of cash. The Alternative Compensation Plan was approved by shareholders at our Annual Shareholders Meeting on June 14, 2002. In the first nine months of 2002, the expense relating to 2,000,000 common shares in the amount of $163,463 has been accrued under the Alternative Compensation Plan. The Plan allowed for maximum compensation of 2,000,000 shares, and this maximum was reached in the third quarter of 2002. Although the expense has been accrued, the shares will not be issued until requested by the beneficiaries. No such request has been received by the Corporation as of the date of our audit report.

11. RELATED PARTY TRANSACTION

On December 31, 2001, $9,310 was due from an officer and director. This amount was repaid on March 12, 2002.

Big Sky Exploration (Ventures) Alberta Ltd., a company which Matthew Heysel, our Chairman and Chief Executive Officer, is Chairman and Chief Executive Officer of, entered into a sub-lease with us for the use of office space on October 1, 2002, at a rate of CDN $5,000 per month should they obtain profitability. As of December 31, 2002, Big Sky Exploration (Ventures) Alberta Ltd. had not obtained profitability and owed CDN $15,000 in rent and an allowance was taken reducing the receivable to $0.

Big Sky Exploration (Ventures) II Alberta Ltd., a company which Matthew Heysel, our Chairman and Chief Executive Officer, is Chairman and Chief Executive Officer of, entered into a sub-lease with us for the use of office space on October 1, 2002, at a rate of CDN $5,000 per month should they obtain profitability. As of December 1, 2002, Big Sky Exploration (Ventures) II Alberta Ltd. had not obtained profitability and owed CDN $15,000 in rent and an allowance was taken reducing the receivable to $0.

M3 Energy Corp., a company which Matthew Heysel, our Chairman and Chief Executive Officer, was a director of until May 2002 and which Mr. Thomas Milne, our Chief Financial Officer has been a director of since inception, sub-leased office space from us in 2002 from January thru June at a rate of CDN $1,500. In 2002 a total of CDN $9,000 was paid by M3 Energy to us for this office space.

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

12. INCOME AND OTHER TAXES

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

At December 31, 2002, the Corporation had a net operating loss of approximately $14,200,000 ($13,047,628 - 2001) for U.S. federal purposes. Utilization of the net operating loss, which begins to expire at various times starting in 2007, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

The Corporation is eligible to recover significant portions of the Canadian Goods and Services Tax (GST) that it pays in its Canadian office operations. The Corporation makes application quarterly to the Canada Customs and Revenue Agency for GST paid in the previous quarter.

13. UNEARNED REVENUE

The Corporation received $0 ($0-2001 and $500,000-2000) as an advance payment from BSN for technical consulting services to be provided by the Corporation to BSN over a 12 month period, commencing in May 2000 (see Note 1). As a result of the Corporation acquiring BSN in 2000 (See Note 3) this amount has been eliminated on consolidation since the acquisition dated September 29, 2000.

14. CONTINGENCIES

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

The Corporation filed an application for a hearing to recover legal costs of $64,048. The Court has ruled that the Plaintiffs must reimburse the Corporation $16,667.

15. COMMITMENTS

In 2002, the Corporation's Chairman, who is also Chairman of several private Canadian companies, entered into sublease agreements, between the Corporation and these related companies for office space in the Corporations Calgary office. The sublease agreements are priced at rates linked to the profitability of each such related company. The aggregate amount of rent received was CDN $9,000 and a further CDN $50,000 was accrued, however, an allowance of $50,000 was taken, reducing the receivable at December 31, 2002 to $0.

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

On February 13, 2001, the Corporation announced that it had entered into an agreement with a supplier to purchase equipment and services relating to the Internet services provided by the joint ventures in the PRC. Under the terms of the agreement, the Corporation has the option of purchasing up to $250 million in equipment and services at discounted prices over the five-year term. During the year ended December 31, 2002, the Corporation did not purchase any equipment under this agreement.

On March 8, 2001, BSN entered into a cooperative joint venture agreement with Changsha Guang Da Television Broadcast Network Ltd. ("Changsha Guang Da") to provide Internet technology service in Hunan Province, PRC. The agreement, subject to government approvals, commits Changsha Guang Da to provide exclusive access to its HFC network, facilities and frequencies to allow the joint venture to provide Internet connectivity services to cable TV subscribers of Changsha Guang Da. The contract duration is 18 years. BSN will receive 65% of the net revenue during the first five years, 50% for the next five years and 40% thereafter. Under the terms of the agreement, BSN is required to invest $18 million of capital and equipment, staged over the life of the joint venture agreement. As at December 31, 2002, the Corporation had not contributed to this joint venture.

On November 13, 2001, the Corporation announced that BSN had entered into a 12 year contract with Jitong Network Communications Co. Ltd. ("Jitong") to enable broadband Internet access and value-added services including IP telephony over Jitong's exiting 1500 kilometre metropolitan area network in Chong Qing. BSN will contribute management, technology and capital to deploy within the city core, with staged expansion throughout the city as capital and resources permit. Initial capital commitments will be limited to establishing a test system to validate ongoing deployment. As at December 31, 2002, the Corporation had not contributed to this joint venture.

Minimum lease payments under the Corporation's Office lease are as follows for the years ending December 31:
$
2003	104,577
2004	104,577
2005	43,574
252,728

16. PROMISSORY NOTE/EXTRAORDINARY GAIN

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

17. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

Interim Quarter Ended	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	$	$	$	$
Sales	47,042	40,617	31,323	22,960
Gross profit (loss)	1,580	15,039	5,934	(1,003)
Net loss from continuing operations	(930,057)	(375,178)	(826,152)	(460,693)
Net loss (after extraordinary gain)	(930,057)	(375,178)	(826,152)	(460,693)

Loss per share
Before extraordinary gain	(0.04)	(0.02)	(0.04)	(0.02)
After extraordinary gain	(0.04)	(0.02)	(0.04)	(0.02)

Interim Quarter Ended	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	$	$	$	$
Sales	20,579	--	--	--
Gross profit (loss)	2,247	--	--	--
Net loss from continuing operations	(11,003,530)	(1,603,117)	(1,618,064)	(1,272,179)
Net loss (after extraordinary gain)	(11,003,530)	(180,892)	(1,618,064)	(1,272,179)

Loss per share
Before extraordinary gain	(0.57)	(0.08)	(0.08)	(0.07)
After extraordinary gain	(0.57)	(0.01)	(0.08)	(0.07)

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
Hong Kong, March 25, 2002	/s/ Deloitte Touche Tohmatsu Certified Public Accountants

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.
(a Development Stage Enterprise)
Balance Sheet
(Expressed in Renminbi)

	December 31, 2001	December 31, 2000
ASSETS

Current:
Cash and cash equivalents	9,389,391	12,794,175
Accounts receivable	144,245	179,531
Other current assets	163,327	124,694
Inventories (Note 3)	-	2,295,310
Total current assets	9,696,963	15,393,710

Property and equipment, net (Note 4)	7,707,509	5,667,773

TOTAL ASSETS	17,404,472	21,061,483

LIABILITIES AND OWNERS' EQUITY

Current liabilities:
Accounts payable	5,300	787,360
Other payables	694,101	119,450
Accrued liabilities	368,933	356,414
Prepaid rentals	462,153	-
Amount due to joint venturer	57,936	57,942
Total current liabilities	1,588,423	1,321,166

OWNERS' EQUITY

Contributed capital (Note 5)	24,832,200	24,832,200
Additional paid-in capital (Note 5)	4,800	4,800
Deficit accumulated during the development stage	(9,020,951)	(5,096,683)
Total owners' equity	15,816,049	19,740,317

TOTAL LIABILITIES AND OWNERS' EQUITY	17,404,472	21,061,483

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

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.
(a Development Stage Enterprise)
Statement of Cash Flows
(Expressed in Renminbi)
	Year ended December 31, 2001	Year ended December 31, 2000	Cumulative period from November 11, 1999 (date of establishment) to December 31, 2001

Cash flows from operating activities
Net loss	(3,924,268)	(5,096,683)	(9,020,951)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,457,020	277,351	1,734,371
Changes in operating assets and liabilities:
Accounts receivables and other current assets	(3,347)	(304,225)	(307,572)
Inventories	326,346	(2,295,310)	(1,968,964)
Accounts and other payables	(207,409)	906,810	699,401
Prepaid rentals	462,153	--	462,153
Amount due to joint venturer	(6)	57,942	57,936
Accrued liabilities	12,519	356,414	368,933

Net cash (provided) used in operating activities	(1,876,992)	(6,097,701)	(7,974,693)
Cash flows from investing activities
Purchase of property and equipment	(1,527,792)	(2,587,894)	(4,115,686)
Cash flows from financing activities
Capital contributions from joint venturer	--	21,479,770	21,479,770

Net (decrease) increase in cash and cash equivalents	(3,404,784)	12,794,175	9,389,391
Cash and cash equivalents at beginning of the period	12,794,175	--	--

Cash and cash equivalents at end of the period	9,389,391	12,794,175	9,389,391

Supplemental cash flow information:
Cash received from interest income	228,997	303,625	532,622

Non-cash investing activities
Property and equipment	--	3,357,230	3,357,230

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

3. INVENTORIES

	December 31,	December 31,
	2001	2000

Finished goods	-	3,517,795
Less: Reserve for decline to market value	-	(1,355,063)
	-	2,295,310

4. PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2001	2000

Cable modems	1,959,631	142,993
Furniture, fixtures and equipment	2,908,819	2,313,202
Leasehold improvements	293,663	293,663
Motor vehicles	280,500	280,499
Plant and machinery	3,999,267	2,914,767

	9,441,880	5,945,124
Accumulated depreciation	(1,734,371)	(277,351)

	7,707,509	5,667,773

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

SHENZHEN CHINA MERCHANTS BIG SKY NETWORK LTD.
(a Development Stage Enterprise)
Notes to the Financial Statements
For the Years Ended December 31, 2001 and 2000
(Expressed in Renminbi)

6. REVENUE

	Year ended	Year ended
	December 31,	December 31,
	2001	2000

Sales of cable modems	316,556	616,995
Rentals of cable modems	312,595	7,929
Subscription fees	1,744,939	182,290
Maintenance fees	247,158	157,996
	2,621,248	965,210

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

8. RELATED PARTY BALANCES AND TRANSACTIONS

	December 31,	December 31,
	2001	2000

Amount due to BSN	57,936	57,942

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

Hong Kong, March 25, 2002/s	Deloitte Touche Tohmatsu Certified Public Accountants

SICHUAN HUAYU BIG SKY NETWORK LTD.
(a Development Stage Enterprise)
Balance Sheets
(Expressed in Renminbi)

	December 31, 2001	December 31, 2000
ASSETS

Current:
Cash and cash equivalents	178,531	5,967,637
Other receivables	925	183,000
Prepaid expenses	23,469	111,729
Amount due from joint venturer	8,100	200,000
Total current assets	211,025	6,462,366

Property and equipment, net (Note 3)	2,934,293	756,717
Deposit made on acquisition of property
and equipment	-	529,000

TOTAL ASSETS	3,145,318	7,748,083

LIABILITIES AND OWNERS' EQUITY

Current liabilities:
Other payables	1,980,332	26,324
Accrued liabilities	43,810	6,700
Prepaid rentals	257,990	-
Total current liabilities	2,282,132	33,024

OWNERS' EQUITY

Contributed capital (Note 4)	15,489,464	8,271,500
Deficit accumulated during the development stage	(14,626,278)	(556,441)
Total owners' equity	863,186	7,715,059

TOTAL LIABILITIES AND OWNERS' EQUITY	3,145,318	7,748,083

The accompanying notes are an integral part of these financial statements.

SICHUAN HUAYU BIG SKY NETWORK LTD.
(a Development Stage Enterprise)
Statement of Operations
(Expressed in Renminbi)
	Year ended December 31, 2001	Period from October 12, 2000 (date of establishment) to December 31, 2000	Cumulative period from October 12, 2000 (date of establishment) to December 31, 2001

Revenue (Note 5)	106,110	--	106,110
Cost of services performed	(1,240,918)	--	(1,240,918)

Gross loss	(1,134,808)	--	(1,134,808)
Interest income	34,681	--	34,681
Selling expenses	(77,787)	--	(77,787)
General and administrative expenses	(2,652,094)	(556,441)	(3,208,535)
Impairment of assets(Note 3)	(10,239,829)	--	(10,239,829)

Net loss	(14,069,837)	(556,441)	(14,626,278)

The accompanying notes are an integral part of these financial statements.

SICHUAN HUAYU BIG SKY NETWORK LTD.
(a Development Stage Enterprise)
Statement of Owner's Equity
(Expressed in Renminbi)
		Deficit
		accumulated
		during the	Total
	Contributed	development	owners'
	capital	stage	equity

Capital contributions by joint venturer	8,271,500	-	8,271,500
Net loss	-	(556,441)	(556,441)

Balance at December 31, 2000	8,271,500	(556,441)	7,715,059
Capital contributions by joint venturer	7,217,964	-	7,217,964
Net loss	-	(14,069,837)	(14,069,837)

Balance at December 31, 2001	15,489,464	(14,626,278)	863,186

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

SICHUAN HUAYU BIG SKY NETWORK LTD.
(a Development Stage Enterprise)
Notes to the Financial Statements
For the period from October 12, 2000 (date of establishment) to December 31, 2001
(Expressed in Renminbi)

3. PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2001	2000

Cable modems	2,131,891	-
Furniture, fixtures and equipment	4,710,629	649,736
Leasehold improvements	631,825	-
Machinery	2,199,997	112,200
Motor vehicles	268,011	-
Construction in progress	4,291,331	-

	14,233,684	761,936
Impairment in value	(10,239,829)	-
Accumulated depreciation	(1,059,562)	(5,219)

	2,934,293	756,717

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

5. REVENUE

		Period from
	Year ended	October 12, 2000
	December 31,	(date of establishment)
	2001	to December 31, 2000

Rentals of cable modems	38,960	-
Subscription fees	67,150	-

	106,110	-

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

The components of the deferred tax assets and valuation allowance, calculated based on the effective statutory rate of 33%, at December 31, 2001 and 2000 are as follows:

	December 31,	December 31,
	2001	2000

Net accumulated operating losses	492,564	183,626
Property and equipment	3,497,445	-
Others	836,663	-

	4,826,672	183,626
Valuation allowance	(4,826,672)	(183,626)

	-	-

The Joint Venture had net accumulated operating losses amounted to RMB1,492,617 (RMB556,441 in 2000) which was not yet agreed with the PRC tax authority for future deduction to the Joint Venture's profit. Such tax losses can be carried forward up to five years from the year in which the loss was originated to offset taxable profit.

7. RELATED PARTY BALANCES AND TRANSACTIONS

	December 31,	December 31,
	2001	2000

Amount due from Chengdu Huayu	8,100	200,000

Receivable from the joint venturer is non-interest bearing, unsecured and has no fixed terms of repayment.

In addition, the Joint Venture paid rentals of RMB 230,000 (Nil in 2000) to Chengdu Huanyu for using its network assessing equipment in 2001.

8. COMMITMENTS AND CONTINGENCIES

(1) Operating leases

As of December 31, 2001, the Company was committed under certain operating leases, requiring annual minimum rentals as follows:

	December 31,	December 31,
	2001	2000
	RMB	RMB
Year ending December 31:
2001	-	131,000
2002	197,000	-
2003	20,000	-
2004	18,000	-
2005	7,000	-

	242,000	131,000

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