Form 10QSB
period 2003-03-31
CHINA BROADBAND CORP
filed 2003-05-27
CIK 1075247

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-QSB
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________.

Commission file number 000-28345

China Broadband Corp.
(Exact name of small business issuer as specified in its charter)

NEVADA (Jurisdiction of incorporation)	72-1381282 (I.R.S. Employer Identification No.)

1002, Building C, Huiyuan Apartment,
Asia Game Village, Beijing, China 100101
(Address of principal place of business or intended principal place of business)

86-10-6499-1255
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   Ö     No

The number of outstanding common shares, with $0.001 par value, of the registrant at March 31, 2003 and May 27, 2003 was 22,513,801.

Transitional Small Business Disclosure Format (check one): Yes       No    Ö

China Broadband Corp.

INDEX TO THE FORM 10-QSB
For the quarterly period ended March 31, 2003

PART I

ITEM 1. FINANCIAL STATEMENTS
China Broadband Corp. (a Development Stage Enterprise) Condensed Consolidated Balance Sheet (Expressed in United States Dollars)

	March 31, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
CURRENT
Cash and cash equivalents	1,002,826	1,718,173
Interest and other receivables (Note 6)	543,573	200,880
Prepaid expenses	16,557	12,553
	1,562,956	1,931,606
Capital Assets
Property and equipment, net (Note 2)	415,588	456,252

	1,978,544	2,387,858
LIABILITIES
CURRENT
Accounts payable and accruals	80,152	195,009

SHAREHOLDERS' EQUITY
Common stock	80,933	80,933
$0.001 par value, shares authorized: 50,000,000;
shares issued and outstanding: 22,513,801
Additional paid in capital	22,908,005	22,908,005
Deferred compensation	(446,361)	(532,764)
Accumulated deficit	(20,644,185)	(20,263,325)
	1,898,392	2,192,849
	1,978,544	2,387,858

The accompanying notes are an integral part of this consolidated financial statement.

China Broadband Corp. (a Development Stage Enterprise) Condensed Consolidated Statements of Operations & Deficit (unaudited) (Expressed in United States Dollars)
			Cumulative
			Period From
	Three Months Ended		Date of Inception
	March 31,		February 1, 2000
	2003	2002	to March 31, 2003
REVENUE
Internet services	45,204	22,960	207,725
Technical consulting	-	-	208,333
Cost of sales	(39,501)	(23,963)	(178,225)
	5,703	(1,003)	237,833

GENERAL AND ADMINISTRATIVE EXPENSES
(including non-cash compensation of $86,403 (2002-$70,257))	(349,473)	(362,571)	(8,998,327)
AMORTIZATION	(41,797)	(49,122)	(3,274,004)
IMPAIRMENT OF ASSETS	-	-	(8,628,623)
	(385,567)	(412,696)	(20,663,121)

LOSS IN BIG SKY NETWORK CANADA LTD.	-	-	(181,471)
LOSS IN SHEKOU JOINT VENTURE (Note 3)	-	(48,523)	(609,607)
LOSS IN CHENGDU JOINT VENTURE (Note 3)	-	-	(1,141,793)
GAIN ON SALE OF SHEKOU	-	-	125,798
INTEREST INCOME	4,707	526	403,784

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(380,860)	(460,693)	(22,066,410)

EXTRAORDINARY ITEM	-	-	1,422,225
NET LOSS	(380,860)	(460,693)	(20,644,185)

DEFICIT, BEGINNING OF PERIOD	(20,263,325)	(17,671,845)	-

DEFICIT, END OF PERIOD	(20,644,185)	(18,132,538)	(20,644,185)

LOSS PER SHARE
Basic and diluted	(0.02)	(0.02)	-

SHARES USED IN COMPUTATION
Basic and diluted	22,513,801	19,516,641	-

The accompanying notes are an integral part of this consolidated financial statement.

CHINA BROADBAND CORP. (a Development Stage Enterprise) Condensed Consolidated Statements of Stockholders' Equity (unaudited) (Expressed in United States Dollars)
			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity
		$	$	$	$	$

Balance,
February 1, 2000	1,509,850	59,971	-	-	-	59,971

Issue of common stock
for the outstanding shares
of China Broadband
(BVI) Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
agreements at $0.20 per
share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
agreements at $1.00 per
share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreements at $7.50 per
share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
Compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(15,496,890)	(15,496,890)
Extraordinary Gain	-	-	-	-	1,422,225	1,422,225

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
Compensation	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative Compensation plan	-	-	163,463	-	-	163,463

Issuance of common stock
to settle legal fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to private placement agreements at $0.25 per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)

Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred	-	-	-	86,403	-	86,403
Compensation

Net Loss	-	-	-	-	(380,860)	(380,860)

Balance,
March 31, 2003	22,513,801	80,933	22,908,005	(446,361)	(20,644,185)	1,898,392

The accompanying notes are an integral part of this consolidated financial statement.

5 to 6
China Broadband Corp. (a Development Stage Enterprise) Condensed Consolidated Statements of Cash Flows (unaudited) (Expressed in United States Dollars)
			Cumulative
			Period From
	Three Months Ended		Date of Inception
	March 31,		February 1, 2000
	2003	2002	to March 31, 2003
CASH FLOWS RELATED TO THE FOLLOWING ACTIVITIES

OPERATIONS
Net loss	(380,860)	(460,693)	(20,644,185)
Adjustment for:
Extraordinary item	-	-	(1,422,225)
Amortization	41,797	49,122	3,274,744
Impairment of assets	-	-	8,628,623
Loss in Big Sky Network Canada Ltd.	-	-	181,471
Loss in Shekou joint venture (Note 3)	-	48,523	609,607
Loss in Chengdu joint venture (Note 3)	-	-	1,141,793
Gain on Sale of Shekou joint venture	-	-	(125,798)
Non-cash stock compensation (Note 4)	86,403	70,257	1,012,186
Issuance of Common Shares for settlement of
legal fees	-	21,062	21,062
	(252,660)	(271,729)	(7,322,722)

Changes in operating assets and liabilities
Interest and other receivables (Note 6)	(342,693)	20,858	(429,573)
Prepaid expenses	(4,004)	(10,748)	(16,556)
Accounts payable and accrued liabilities	(114,857)	(158,035)	(664,848)
	(714,214)	(419,654)	(8,433,699)
FINANCING
Issue of common stock for cash	-	-	12,641,793
Share issuance costs	-	-	(177,740)
	-	-	12,464,053
INVESTING
Fixed asset additions	(1,133)	(38,451)	(702,510)
Proceeds from the sale of the
Shekou joint venture (net of costs)	-	-	2,006,400
Investment in Chengdu joint venture	-	-	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	-	-	(2,395,828)
	(1,133)	(38,451)	(3,027,528)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALANTS	(715,347)	(458,105)	1,002,826

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,718,173	672,096	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	1,002,826	213,991	1,002,826

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	-	-	-
Cash paid for interest	-	-	115,290

The accompanying notes are an integral part of this consolidated financial statement.

7 to 8
CHINA BROADBAND CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (Expressed in United States Dollars)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements are condensed and do not include all disclosures required for annual financial statements and accordingly, these financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Our consolidated financial statements for the year ended December 31, 2002 contained Note 2 on our need for additional financing and profitable operations to be able to continue as a going concern. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed financial position at March 31, 2003 and the condensed, consolidated results of operations and cash flows for the three month periods ended March 31, 2003 and 2002.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 31, 2003	December 31, 2002
	$	$

Furniture and fixtures	163,361	163,361
Computer hardware and software	480,113	478,980
Leasehold improvements	59,036	59,036
	702,510	701,377
Accumulated amortization	(286,922)	(245,125)
	415,588	456,252

3. INVESTMENT IN JOINT VENTURES

Big Sky Network Canada Ltd., a wholly owned subsidiary of China Broadband Corp., participated in both the Shekou joint venture and the Chengdu joint venture. The total investment in the Chengdu joint venture was written off in 2001 and Shekou joint venture was sold on September 13, 2002.

Prior to its sale, the Shekou joint venture was accounted for using the equity method. Included in the Company's statement of operations for the three months ended March 31, 2002 is the Company's share of the equity method loss related to the Shekou joint venture of $48,523.

The Chengdu joint venture is accounted for on an equity basis. The loss in Chengdu joint venture, $40,213 for the three months ended March 31, 2003 (2002 - $52,923) has not been recognized into income as a result of the write down of the entire investment in Chengdu joint venture in 2001.

CHINA BROADBAND CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (Expressed in United States Dollars)

4. STOCK OPTION PLAN

Under the Stock Option Plan, the Company has reserved 8,000,000 common shares for issuance under options granted to eligible persons. As at March 31, 2003, 6,810,000, have been granted with 1,190,000 available for granting.

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

Option activity under the Plan is as follows:

2003 Number of Options

Opening Balance - December 31, 2002	6,810,000

Granted	-
Expired	-
Cancelled	-

Closing Balance, March 31, 2003	6,810,000

Options available for granting	1,190,000

Option Plan Total	8,000,000

Additional information regarding options outstanding as of March 31, 2003 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.00	1,075,000	2.3	$1.00
$0.82	300,000	3.6	$0.82
$0.05	5,435,000	4.5	$0.05
	6,810,000	4.1	$0.23

For the three months ended March 31, 2003, $86,403 of compensation expense has been recognized (2002 - $70,257) in the consolidated financial statements for non-employee stock option grants. No amounts have been recognized for stock-based employee compensation awards.

CHINA BROADBAND CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (Expressed in United States Dollars)

5. NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures we must make about our obligations under certain guarantees that we have issued. It also requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligations we have undertaken in issuing the guarantee. The initial recognition and initial measurement provisions are to be applied only to guarantees issued or modified after December 31, 2002. Adoption of these provisions did not have a material impact on the Company's financial position or results of operations.

On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Adoption of this Statement will not have a material impact on the Company's consolidated financial statements.

6. INTEREST AND OTHER RECEIVABLES

On March 28, 2003 the Company transferred $350,000 in error to the account of a non-affiliated corporation related to the Company through the Company's director and CEO Mr. Matthew Heysel. The funds transfer was intended for Big Sky Networks Canada, a subsidiary of the Company. On April 3, 2003 the full amount was returned to the Company. Accordingly, accounts receivable as at March 31, 2003 includes $350,000 due from this related corporation.

7. SUBSEQUENT EVENTS

On April 25, 2003 the Board of Directors of the Company approved the cancellation of 600,000 options previously issued to two past directors and a past consultant of the Company, all of whom are now members of the Company's advisory board. Concurrently, the board of directors approved the issuance of 800,000 options to the same individuals. These options were priced at fair market value on the date of the grant with an exercise price of $0.05 per share. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unexercised options expire on April 25, 2008.

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

The following selected financial data is qualified in its entirety by reference to, and you should read them in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated financial statements included in this report. We have derived the statements of operations data and the information as at and for the three months period ended March 31, 2003 and 2002 from unaudited condensed consolidated financial statements and from our audited consolidated financial statements for the period ended December 31, 2002. The data from incorporation (February 1, 2000) to March 31, 2003, that appears in this filing are qualified by reference to the unaudited condensed consolidated financial statements.

SUMMARY FINANCIAL DATA

Statement of Operations Data:
	THREE MONTH PERIOD ENDED MARCH 31, 2003	THREE MONTH PERIOD ENDED MARCH 31, 2002	PERIOD FROM FEBRUARY 1, 2000 TO MARCH 31, 2003
Net Sales	$5,703	($1,003)	$237,833
Loss from operations	$380,860	$460,693	$22,066,410
Extraordinary gain	-	-	$1,422,225
Net loss	$380,860	$460,693	$20,644,185
Basic (loss) per share	($0.02)	($0.02)	-
Basic weighted average common shares outstanding	22,513,801	19,516,641	-

Balance Sheet Data:
	March 31, 2003	December 31, 2002
Cash and cash equivalents	$1,002,826	$1,718,173
Working capital	$1,482,804	$1,736,597
Total assets	$1,978,544	$2,387,858
Total stockholders' equity	$1,898,392	$2,192,849

RESULTS OF OPERATIONS

Revenues

On a consolidated basis, we earned revenues of $45,204 for the three months ended March 31, 2003 (2002 - $22,960). The following discussion provides a breakdown of revenue within our corporate structure.

China Broadband Corp.

For the three months ended March 31, 2003 and 2002, we did not earn revenues. We provided technical consulting services to Big Sky Network in the first half of 2001 pursuant to a Technical Services Agreement with Big Sky Network from May 1, 2000 to April 30, 2001. Our acquisition of the remaining 50% interest in Big Sky Canada required that the revenue from this arrangement be eliminated on consolidation.

We earn revenues through our subsidiary Chengdu Big Sky Technology Services Ltd.

Chengdu Big Sky Technology Services Ltd.

Chengdu Big Sky Network Technology Services Ltd., a wholly owned subsidiary, commenced operations in October 2001 and had 152 corporate subscribers connected at March 31, 2003 (47 at March 31, 2002). Big Sky Technology Services recorded gross sales of $45,204 in the first quarter of 2003, $22,960 in the first quarter of 2002, and $207,725 since inception. If the operation becomes cash flow positive, we anticipate it will re-invest its after tax income, if any, in related business opportunities in China. We do not anticipate Big Sky Technology Services will pay any dividends in the foreseeable future.

We have invested approximately $568,715 in equipment and working capital in Big Sky Technology Services to date. We intend to add equipment and working capital based on an analysis of the potential return on investment from such equipment or working capital. Additional investments will be made based upon the potential for a short-term payback of such investment. Future growth is anticipated to be funded primarily by revenues from services.

Expenses

During the three months ended March 31, 2003 and 2002, we incurred operating expenses of $391,270 and $411,693 respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	THREE MONTH PERIOD ENDED MARCH 31, 2003	THREE MONTH PERIOD ENDED MARCH 31, 2002	PERIOD FROM FEBRUARY 1, 2000 TO MARCH 31, 2003
Calgary Office Costs	$101,740	$100,931	$2,649,425
Beijing Office Costs	$105,000	$90,615	$1,875,649
Big Sky Technology Services	$53,065	$31,448	$245,911
Professional Services	$3,265	$58,704	$1,845,059
Investor Relations	$-	$9,256	$1,157,983
Amortization	$41,797	$49,122	$3,274,004
Non Cash Compensation	$86,403	$70,257	$1,012,186
Miscellaneous	$-	$1,360	$212,114
TOTAL	$391,270	$411,693	$12,272,331

Calgary office expense includes the costs of executive management and administrative consultants, travel, rent, insurance, and general office costs associated with maintaining a business office in North America. For the three months ended March 31, 2003 Calgary office costs have remained steady compared to the same period in 2002.

Beijing office costs include the costs of maintaining business operations and our principal business office in China In the first quarter of 2003 Beijing office costs have increased 16% over the same period in 2002 despite significant reductions in salaries, contract fees, and travel expenses.

Professional services include accounting, audit and legal advisory costs. Professional costs have decreased 95% in the first quarter of 2003 compared to the same period in 2002. This decrease is in primarily legal and auditing fees which are attributable to the secondary registration statement on Form S-1 which we filed on May 3, 2002.

We have made deliberate efforts to reduce our office and professional service costs in the first quarter of 2003 and we expect to continue our cost cutting efforts through the year ended December 31, 2003.

Amortization and depreciation expense recorded during the first quarter of 2003, resulted from the depreciation of office equipment and leasehold improvements.

Non-cash stock compensation expense was $86,403 in the first quarter of 2003; while we had compensation expense of $70,257 in the first quarter of 2002.

Summary of Non-cash Compensation Expense for the three months ended March 31, 2003
	Expense	Unamortized Deferred Compensation
Options
Options granted February 2, 2001	$58,559	$201,076
Options granted June 29, 2001	$387	$5,022
Options granted November 13, 2001	$10,593	$183,548
Options granted April 10, 2002	$14,194	$37,004
Options granted August 27, 2002	$477	$3,947
Options granted October 21, 2002	$2,193	$15,764
Total	$86,403	$446,361

Losses

The Chengdu joint venture is accounted for on an equity basis. The loss in Chengdu joint venture, $40,213 for the three months ended March 31, 2003 (2002 - $52,923) has not been recognized into income as a result of the write down of the entire investment in Chengdu joint venture in 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003 we had cash and cash equivalents of $1,002,826 and a working capital surplus of $1,482,804 compared to a working capital surplus of $1,736,597 at December 31, 2002. Funds used in operations for the first three months of 2003 decreased to $252,660 a decrease of 7% from $271,729 for the first three months of 2002.

Since inception, we have financed operations primarily through sales of equity securities and have raised a total of $12,464,053, net of share issuance costs of $177,740. On a consolidated basis, our current operating cash expenditures are expected to be approximately $80,000 per month.

We anticipate that we will be required to raise an additional $1.0 million to fund our current plan of growth and existing operations through December 31, 2003. Our principal source of capital has been equity financing from investors and our founders. We have explored opportunities for vendor financing, bank credit facilities and export credit agency arrangements without success. Meeting our future financing requirements is dependent on access to equity capital markets. We may not be able to raise additional equity when required or on favorable terms that are not dilutive to existing shareholders.

We did not raise any financing during the three months ended March 31, 2003.

SUBSEQUENT EVENTS

On April 25, 2003 the Board of Directors of the Company approved the cancellation of 600,000 options previously issued to two past directors and a past consultant of the Company, all of whom are now members of the Company's advisory board. Concurrently, the board of directors approved the issuance of 800,000 options to the same individuals. These options were priced at fair market value on the date of the grant with an exercise price of $0.05 per share. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unexercised options expire on April 25, 2008.

Accounts receivable as at March 31, 2003 included $350,000 due from a related party. On March 28, 2003 we transferred $350,000 in error to the account of a non-affiliated corporation related to us through our director and Chief Executive Officer, Mr. Matthew Heysel. The funds transferred were intended for Big Sky Networks Canada, our subsidiary. On April 3, 2003 the full amount was returned to us. Accordingly, accounts receivable as at March 31, 2003 includes $350,000 due from this related corporation.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures we must make about our obligations under certain guarantees that we have issued. It also requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligations we have undertaken in issuing the guarantee. The initial recognition and initial measurement provisions are to be applied only to guarantees issued or modified after December 31, 2002. Adoption of these provisions did not have a material impact on our financial position or results of operations.

On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Adoption of this Statement will not have a material impact on the Company's consolidated financial statements.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 1. LEGAL PROCEEDINGS

There were no pending legal proceedings against us during the quarter ended March 31, 2003 and no legal proceedings against us currently pending.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

None

b) Use of Proceeds from Sales of Registered Securities

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

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

10.29 (7)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang
10.30 (12)	Letter of Intent dated June 1, 2001 between Big Sky Network Canada Ltd. and Shanghai Min Hang Cable Television Center
10.31 (12)	Memorandum of Understanding dated June 18, 2001 between Big Sky Network Canada Ltd. and Beijing Gehua Cable TV Networks Co., Ltd.
10.32 (12)	Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing Branch of Ji Tong Network Communications Co., Ltd.
10.33 (12)	Consulting Agreement dated April1, 2001 between China Broadband Corp. and Precise Details Inc.
10.34 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and M.H. Financial
10.35 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Daming Yang
10.36 (12)	Indemnity Agreement dated June 29, 2001 between China Broadband Corp. and Matthew Heysel
10.37 (13)	Memorandum of Understanding between Big Sky Network Canada Ltd. and Fujian Provincial Radio and Television Network Co. Ltd. dated July 10, 2001
10.38 (14)	Note Cancellation Agreement between China Broadband Corp. and Canaccord International Ltd.
10.39 (15)	Consulting Agreement, dated July 1, 2001, between China Broadband Corp and Barry L. Mackie
10.40 (15)	Memorandum of Understanding between Chengdu Big Sky Network Technology Services Ltd. and Jitong Network Communications Co. dated October 15, 2001
10.41 (15)	Consulting Agreement, dated April 1, 2001 between China Broadband Corp. and Richard Lam
10.42 (17)	Joint Project Contract between the Chong Qing Branch of Jitong Network Communications Co. Ltd. and Chengdu Big Sky Network Technology Services Ltd. dated October 31, 2001
10.43 (17)	Alternative Compensation Plan
10.44 (17)	Fee Arrangement Agreement dated January 28, 2002 between China Broadband Corp. and Michael Morrison
10.45 (18)	Agency Agreement between China Broadband Corp. and Canaccord Capital (Europe) Limited dated March 13, 2002
10.46 (19)	Agreement of Cooperative Rights & Interests Assignment between Big Sky Network Canada Ltd. and Winsco International Limited dated September 13, 2002 - English Translation
16.1 (9)	Change in Auditor Letter of Amisano Hanson
16.2 (10)	Change in Auditor Letter of Arthur Anderson LLP
21.1 (20)	List of subsidiaries of registrant (see "Overview of Corporate Structure" in this Annual Report)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(1)	Previously filed on Form 10-SB on December 2, 1999.
(2)	Previously filed on Form 8-K filed on April 28, 2000.
(3)	Previously filed on Form 10-KSB on July 11, 2000.
(4)	Previously filed on Form 8-K filed on September 29, 2000.
(5)	Previously filed on Form S-1 filed on December 6, 2000.
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

(7)	Previously filed on Form 8-K/A on December 12, 2000.
(8)	Previously filed on Form 10-KSB on March 28, 2001.
(9)	Previously filed on Form 8K on August 25, 2000.
(10)	Previously filed on Form 8K on September 26, 2000.
(11)	Previously filed on Form S-1, Amendment No. 1 on April 6, 2001.
(12)	Previously filed on Form S-1, Amendment No. 3 on July 2, 2001.
(13)	Previously filed on Form S-1, Amendment No. 4 on July 27, 2001.
(14)	Previously filed on Form S-1, Amendment No. 5 on August 10, 2001.
(15)	Previously filed on Form S-1, Amendment No. 7 on October 25, 2001.
(16)	Previously filed on Form 10-QSB on November 14, 2001.
(17)	Previously filed on Form 10-KSB on April 1, 2002.
(18)	Previously filed on Form S-1 on April 12, 2002.
(19)	Previously filed on Form 8-K/Amendment No. 1 on October 30 2002.
(20)	Previously filed in Form 10-KSB on April 16, 2003.

b) Reports on Form 8-K.

None.

16 to 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
China Broadband Corp.
Date: May 27, 2003	By:	/s/ MATTHEW HEYSEL Name: Matthew Heysel Title: Chief Executive Officer (Principal Executive Officer)
Date: May 27, 2003	By:	/s/ THOMAS MILNE Name: Thomas Milne Title: Chief Financial Officer (Principal Accounting Officer)

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
Date: May 27, 2003	By:	/s/ MATTHEW HEYSEL Name: Matthew Heysel Title: Chief Executive Officer (Principal Executive Officer)

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
Date: May 27, 2003	By:	/s/ THOMAS MILNE Name: Thomas Milne Title: Chief Financial Officer (Principal Accounting Officer)