Form 10QSB
period 2003-06-30
CHINA BROADBAND CORP
filed 2003-08-14
CIK 1075247

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-QSB
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________.

Commission file number 000-28345

China Broadband Corp.
(Exact name of small business issuer as specified in its charter)

NEVADA	72-1381282
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1002, Building C, Huiyuan Apartment,

Asia Game Village, Beijing, China 100101

(Address of principal place of business or intended principal place of business)

86-10-6499-1255
(Issuer's telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding common shares, with $0.001 par value, of the registrant at June 30, 2003 and August 13, 2003 was 22,513,801.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

China Broadband Corp.

INDEX TO THE FORM 10-QSB
For the quarterly period ended June 30, 2003

PART I

ITEM 1. FINANCIAL STATEMENTS
CHINA BROADBAND CORP.
(a Development Stage Enterprise)
Condensed Consolidated Balance Sheet
(Expressed in United States Dollars)

	June 30, 2003 (unaudited)	December 31, 2002 (audited)
ASSETS
CURRENT
Cash and cash equivalents	$1,137,312	$1,718,173
Interest and other receivable	92,895	200,880
Prepaid expenses	55,078	12,553
	1, 285,285	1,931,606
Capital Assets
Property and equipment, net (Note 2)	375,696	456,252

	$1,660,981	$2,387,858
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	97,036	195,009

SHAREHOLDERS' EQUITY
Common stock	80,933	80,933
$0.001 par value, shares authorized:50,000,000;
shares issued and outstanding: 22,513,801
Additional paid in capital	22,937,864	22,908,005
Deferred compensation	(386,197)	(532,764)
Accumulated deficit	(21,068,655)	(20,263,325)
	1,563,945	2,192,849
	$1,660,981	$2,387,858

The accompanying notes are an integral part of this consolidated financial statement.

CHINA BROADBAND CORP.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations & Deficit (Unaudited)
Expressed in United States Dollars
					Cumulative
					Period From
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2003	2002	2003	2002	June 30, 2003
REVENUE
Internet Services	$48,530	31,323	$93,734	54,283	$256,255
Technical consulting	--	--	--	--	208,333
Cost of Sales	(35,304)	(25,389)	(74,805)	(49,352)	(213,529)
	13,226	5,934	18,929	4,931	251,059

GENERAL AND ADMINISTRATIVE
EXPENSES (including non-cash compensation of $90,023 (2002-$229,643) for the three months ended June 30, 2003 and $176,426 (2002-$299,900) for the six months ended June 30, 2003)	(398,836)	(732,743)	(748,309)	(1,095,314)	(7,974,938)
AMORTIZATION	(39,893)	(51,223)	(81,690)	(100,345)	(3,313,897)
IMPAIRMENT OF ASSETS	--	--	--	--	(8,628,623)
	(425,503)	(778,032)	(811,070)	(1,190,728)	(19,666,399)

LOSS IN BIG SKY NETWORK
CANADA LTD.	--	--	--	--	(181,471)
LOSS IN SHEKOU JOINT
VENTURE (Note 3)	--	(48,657)	--	(97,180)	(609,607)
LOSS IN CHENGDU JOINT
VENTURE (Note 3)	--	--	--	--	(1,141,793)
GAIN ON SALE OF SHEKOU	--	--	--	--	125,798
INTEREST INCOME	1,033	537	5,740	1,063	404,817

NET LOSS	(424,470)	(826,152)	(805,330)	(1,286,845)	(21,068,655)

DEFICIT, BEGINNING OF
PERIOD	(20,644,185)	(18,132,538)	(20,263,325)	(17,671,845)	--

DEFICIT, END OF PERIOD	$(21,068,655)	(18,958,690)	$(21,068,655)	(18,958,690)	$(21,068,655)

LOSS PER SHARE
Basic and diluted	$(0.02)	(0.04)	$(0.04)	(0.06)

SHARES USED IN
COMPUTATION
Basic and diluted	22,513,801	22,513,801	22,513,801	20,990,383

The accompanying notes are an integral part of this consolidated financial statement.

4 to 5
CHINA BROADBAND CORP. (a Development Stage Enterprise) Condensed Consolidated Statements of Stockholders' Equity (unaudited) (Expressed in United States Dollars)
			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity
		$	$	$	$	$

Balance,	1,509,850	59,971	-	-	-	59,971
February 1, 2000

Issue of common stock
for the outstanding shares
of China Broadband
(BVI) Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
agreements at $0.20 per
share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
agreements at $1.00 per
share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreements at $7.50 per
share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative Compensation
Plan	-	-	163,463	-		163,463

Issuance of common stock
to settle legal fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25 per
share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)

Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation	-	-	-	176,426	-	176,426

Deferred compensation	-	-	29,859	(29,859)	-	-

Net Loss	-	-	-	-	(805,330)	(805,330)

Balance,
June 30, 2003	22,513,801	80,933	22,937,864	(386,197)	(21,068,655)	1,563,945

The accompanying notes are an integral part of this consolidated financial statement.

6 to 7
CHINA BROADBAND CORP.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Expressed in United States Dollars
					Cumulative
					Period From
					Date of
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2003	2002	2003	2002	June 30, 2003
CASH FLOWS RELATED TO THE
FOLLOWING ACTIVITIES

OPERATIONS
Net loss	$(424,470)	(826,152)	$(805,330)	(1,286,845)	$(21,068,655)
Adjustment for:
Extinguishment of debt	--	--	--	--	(1,422,225)
Depreciation and amortization	39,893	51,223	81,690	100,345	3,313,897
Impairment of assets	--	--	--	--	8,628,623
Loss in Big Sky Network Canada Ltd.	--	--	--	--	181,471
Loss in Shekou joint venture (Note 3)	--	48,657	--	97,180	609,607
Loss in Chengdu joint venture (Note 3)	--	--	--	--	1,141,793
Gain on sale of Shekou joint venture	--	--	--	--	(125,798)
Non-cash stock compensation (Note 6)	90,023	229,643	176,426	299,900	1,102,209
Issuance of Common Shares for settlement
of legal fees	--	--	--	21,062	21,062
Changes in operating assets and liabilities
Interest and other receivable	450,678	11,198	107,985	56,056	21,105
Prepaid expenses	(38,521)	135,316	(42,525)	124,568	(55,078)
Accounts payable and accrued liabilities	16,883	(47,436)	(97,973)	(205,471)	(647,224)
	134,486	99,078	(32,513)	(24,847)	(681,197)
FINANCING
Issue of common stock for cash	--	749,290	--	749,290	12,641,793
Stock issuance costs	--	(101,929)	--	(101,929)	(177,740)
	--	647,361	--	647,361	12,464,053

INVESTING
Fixed asset additions	--	(87,623)	(1,134)	(150,074)	(702,510)
Proceeds from the sale of the Shekou joint
Venture (net of costs)	--	--	--	--	2,006,400
Investment in Chengdu joint venture	--	--	--	--	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	--	--	--	--	(2,395,828)
	--	(87,623)	(1,134)	(150,074)	(3,027,528)

NET DECREASE (INCREASE) IN CASH
AND CASH EQUIVALANTS	$134,486	162,187	$(580,861)	(295,918)	$1,137,312

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,002,826	213,991	1,718,173	672,096	--

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$1,137,312	376,178	$1,137,312	376,178	$1,137,312

SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for income taxes	--	--	--	--	--
Cash paid for interest	--	--	--	--	115,290

The accompanying notes are an integral part of this consolidated financial statement.

8 to 9
CHINA BROADBAND CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (Expressed in United States Dollars)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements are condensed and do not include all disclosures required for annual financial statements and accordingly, these financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The consolidated financial statements for the year ended December 31, 2002 contained Note 2 on the Company's need for additional financing and profitable operations to be able to continue as a going concern. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed, consolidated financial position at June 30, 2003 and the condensed, consolidated results of operations and cash flows for the three month periods ended June 30, 2003 and 2002.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of:
	June 30, 2003	December 31, 2002
	$	$

Furniture and fixtures	163,361	163,361
Computer hardware and software	480,113	478,980
Leasehold improvements	59,036	59,036
	702,510	701,377
Accumulated amortization	(326,814)	(245,125)
	375,696	456,252

3. INVESTMENT IN JOINT VENTURES

Big Sky Network Canada Ltd., a wholly owned subsidiary of China Broadband Corp., participated in both the Shekou joint venture and the Chengdu joint venture. The total investment in the Chengdu joint venture was written off in 2001 and Shekou joint venture was sold on September 13, 2002.

Prior to its sale, the Shekou joint venture was accounted for using the equity method. Included in the Company's statement of operations is its share of the equity method loss related to the Shekou Joint Venture for the three and six months ended June 30, 2002 of $48,657 and $97,180, respectively.

The Chengdu joint venture is accounted for on an equity basis. The loss in Chengdu joint venture, $46,035 (2002 - $31,638) for the three months ended June 30, 2003 and $86,248 (2002 - $84,561) for the six months ended June 30, 2003, has not been recognized into income as a result of the write down of the entire investment in Chengdu joint venture in 2001.

CHINA BROADBAND CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (Expressed in United States Dollars)

4. STOCK OPTION PLAN

Under the Stock Option Plan, the Company has reserved 8,000,000 common shares for issuance under options granted to eligible persons. As at June 30, 2003, 7,010,000 have been granted with 990,000 available for granting.

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

Option activity under the Plan is as follows:
2003
Number of
Options

Opening Balance - December 31, 2002	6,810,000

Granted	800,000
Expired	-
Cancelled	(600,000)

Closing Balance, June 30, 2003	7,010,000

Options available for granting	990,000

Option Plan Total	8,000,000

Additional information regarding options outstanding as of June 30, 2003 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.00	475,000	2.1	$1.00
$0.82	300,000	3.4	$0.82
$0.05	6,235,000	4.3	$0.05
	7,010,000	4.0	$0.22

For the three months ended June 30, 2003, $90,023 compensation expense has been recognized (2002 - $103,643) in the consolidated financial statements for non-employee stock option grants. For the six months ended June 30, 2003, $176,426 compensation expense has been recognized (2002 - $173,900). No amounts have been recognized for stock-based employee compensation awards.

CHINA BROADBAND CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (Expressed in United States Dollars)

5. ALTERNATIVE COMPENSATION PLAN

On March 22, 2002, the Board of Directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of common shares instead of cash. The Alternative Compensation Plan was approved by the shareholders at the Annual General Meeting on June 14, 2002. In the first six months of 2002, approximately 863,000 common shares recorded at $126,000 had been accrued for issue under the Alternative Compensation Plan. The Plan allowed for a maximum compensation of 2,000,000 shares, and this maximum was reached in the third quarter of 2002 with the associated expense totaling $163,463. Although the expense has been accrued, the shares will not be issued until requested by the beneficiaries. No such request has been received by the Company as of the date of these financial statements.

6. RELATED PARTY TRANSACTIONS

As of June 30, 2003, Matthew Heysel, our Chief Executive Officer owed us $6,768 for personal expenses incurred while traveling on business.

On July 11, 2003, the Company's Chief Executive Officer, through his privately held corporation, entered into a Stock Option Agreement with two of the Company's shareholders. Under this agreement, Mr. Heysel has the option to purchase 1,620,000 common shares of the Company held by two shareholders at a price of $0.10 per share. The option to purchase is valid for eighteen months from the date of the agreement. As well, an irrevocable proxy has been delivered to Mr. Heysel granting him the power to vote the shares at all annual and special meetings of the Company's shareholders until the expiry date of the agreement or the purchase of the shares, whichever occurs first.

7. LEGAL COSTS

During the three months ended June 30, 2003, the Company received $20,439 in legal costs which had been awarded to it by the Court of Queen's Bench of Alberta due to The Orbiter Fund Ltd., The Viator Fund Ltd., Lancer Offshore Inc. and Lancer Partners Limited Partnership (collectively, the "Plaintiffs") choosing to discontinue an action which had been filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0101-07232) on March 29, 2001, naming Matthew Heysel, CEO and China Broadband Corp. as defendants.

8. NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. ("FIN") 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and (4) amends certain other existing pronouncements. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

CHINA BROADBAND CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (Expressed in United States Dollars)

8. NEW ACCOUNTING PRONOUNCEMENTS (continued)

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its business, results of operations and financial condition.

During the period, the Company adopted the provisions of SFAS 145: Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and technical corrections, which required the Company to reclassify an extraordinary item relating to extinguishment of debt to operating income. The extraordinary item in the amount of $1,422,225 was reclassified to general and administration expenses in the cumulative period from inception February 1, 2000 to June 30, 2003 on the condensed, consolidated statements of operations and deficit.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS

FORWARD-LOOKING STATEMENTS

Included in this report are various forward-looking statements, which can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe" or other similar words. We have made forward-looking statements with respect to the following, among others: our goals and strategies; our expectations related to growth of the Internet in China and our ability to earn sufficient revenues; the importance and expected growth of Internet technology and the demand for Internet services in China; our ability to continue as a going concern; and our future revenue performance and our future results of operations. These statements are forward-looking and reflect our current expectations. They are subject to a number of risks and uncertainties, including but not limited to, changes in the economic and political environments in China, economic and political uncertainties affecting the capital markets, changes in technology, changes in the Internet marketplace in China, competitive factors and other risks described in our annual report on Form 10-KSB which has been filed with the United States Securities and Exchange Commission. In light of the many risks and uncertainties surrounding China Broadband, China and the Internet marketplace, you should keep in mind that we cannot guarantee that the forward-looking statements described in this report will transpire and you should not place undue reliance on forward looking statements.

The following selected financial data is qualified in its entirety by reference to, and you should read them in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated financial statements included in this report. We have derived the statements of operations data and the information as at and for the six months period ended June 30, 2003 and 2002 from unaudited condensed consolidated financial statements and from our audited consolidated financial statements for the period ended December 31, 2002. The data from incorporation (February 1, 2000) to June 30, 2003, that appears in this filing are qualified by reference to the unaudited condensed consolidated financial statements.

SUMMARY FINANCIAL DATA

Statement of Operations Data:
	THREE MONTH PERIOD ENDED JUNE 30, 2003	THREE MONTH PERIOD ENDED JUNE 30, 2002	SIX MONTH PERIOD ENDED JUNE 30, 2003	SIX MONTH PERIOD ENDED JUNE 30, 2002	PERIOD FROM FEBRUARY 1, 2000 TO JUNE 30, 2003
Net Sales	$13,226	$5,934	$18,929	$4,931	$251,059
Loss from operations	$424,470	$826,152	$805,330	$1,286,845	$21,068,655
Net loss	$424,470	$826,152	$805,330	$1,286,845	$21,068,655
Basic (loss) per share	($0.02)	($0.04)	($0.04)	($0.06)	--
Basic weighted average common shares outstanding	22,513,801	22,513,801	22,513,801	20,990,383	--

Balance Sheet Data:
	June 30, 2003	December 31, 2002
Cash and cash equivalents	$1,137,312	$1,718,173
Working capital	$1,188,249	$1,736,597
Total assets	$1,660,981	$2,387,858
Total stockholders' equity	$1,563,945	$2,192,849

RESULTS OF OPERATIONS

Revenues

On a consolidated basis, we earned revenues of $48,530 for the three months ended June 30, 2003 (2002 - $31,323) and $93,734 for the six months ended June 30, 2003 (2002 - $54,283). The following discussion provides a breakdown of revenue within our corporate structure.

China Broadband Corp.

For the three and six months ended June 30, 2003, China Broadband Corp. did not earn revenues as we earn our revenues through our subsidiaries. We provided technical consulting services to Big Sky Network in the first half of 2001 pursuant to a Technical Services Agreement with Big Sky Network from May 1, 2000 to April 30, 2001. Our acquisition of the remaining 50% interest in Big Sky Canada required that the revenue from this arrangement be eliminated on consolidation.

We earn revenues through our subsidiary Chengdu Big Sky Technology Services Ltd.

Chengdu Big Sky Technology Services Ltd.

Chengdu Big Sky Network Technology Services Ltd., a wholly owned subsidiary, commenced operations in October 2001 and had 166 corporate subscribers and 99 residential subscribers connected at June 30, 2003 (82 at June 30, 2002). Big Sky Technology Services recorded gross sales of $48,530 in the second quarter of 2003 (2002 - $31,323), and $93,734 in the six months ended June 30, 2003 (2002 - $54,271) and $256,243 since inception. If the operation becomes cash flow positive, we anticipate it will re-invest its after tax income, if any, in related business opportunities in China. We do not anticipate Big Sky Technology Services will pay any dividends in the foreseeable future.

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

Expenses

During the three and six months ended June 30, 2003, we incurred operating expenses of $438,729 (2002 - $783,966) and $829,999 (2002 - $1,195,659) respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	THREE MONTH PERIOD ENDED JUNE 30, 2003	THREE MONTH PERIOD ENDED JUNE 30, 2002	SIX MONTH PERIOD ENDED JUNE 30, 2003	SIX MONTH PERIOD ENDED JUNE 30, 2002	PERIOD FROM FEBRUARY 1, 2000 TO JUNE 30, 2003
Calgary Office Costs	$133,054	$327,825	$234,794	$428,757	$2,782,479
Beijing Office Costs	$105,000	$105,105	$210,000	$195,720	$1,980,649
Big Sky Technology Services	$20,490	$31,571	$73,555	$63,019	$266,401
Professional Services	$44,605	$25,602	$47,870	$84,306	$1,889,664
Investor Relations	$5,664	$11,405	$5,664	$20,661	$1,163,647
Amortization	$39,893	$51,223	$81,690	$100,345	$3,313,897
Non Cash Compensation	$90,023	$229,643	$176,426	$299,900	$1,102,209
Miscellaneous	$-	$1,591	$-	$2,951	$212,114
TOTAL	$438,729	$783,966	$829,999	$1,195,659	$12,711,060

Calgary office expense includes the costs of executive management and administrative consultants, travel, rent, insurance, and general office costs associated with maintaining an investor relations/regulatory administration office in North America. For the three and six months ended June 30, 2003 Calgary office costs have decreased 59% and 45% over the same periods in 2002, primarily due to a reduction in staff in 2002 and sub-lease arrangements to recover rent expense.

Beijing office costs include the costs of maintaining business operations and our principal business office in China In the three and six months ended June 30, 2003, Beijing office costs have remained relatively stable over the same periods in 2002 despite significant reductions in salaries, contract fees, and travel expenses.

Professional services include accounting, audit and legal advisory costs. For the three months ended June 30, 2003, professional costs have increased 74% over the same period in 2002 due to the hiring of a third party accounting firm to process our accounting, as well as additional legal fees incurred in connection with the winding up of our legal proceeding and a trademark registration.. For the six months ended June 30, 2003, professional fees have decreased by 43% primarily in legal and auditing fees which are attributable to the secondary registration statement on Form S-1 which we filed on May 3, 2002. As well, during the three months ended June 30, 2003, we received $20,439 in legal costs which had been awarded to us by the Court of Queen's Bench of Alberta due to The Orbiter Fund Ltd., The Viator Fund Ltd., Lancer Offshore Inc. and Lancer Partners Limited Partnership (collectively, the "Plaintiffs") choosing to discontinue an action which had been filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0101-07232) on March 29, 2001, naming Matthew Heysel, CEO and China Broadband Corp. as defendants.

We made deliberate efforts to reduce our office and professional service costs over the first six months of 2003 and we expect to continue to minimize expenses through the year ended December 31, 2003.

Amortization and depreciation expense recorded during the first and second quarter of 2003, resulted from the depreciation of office equipment and leasehold improvements.

Non-cash stock compensation expense was $90,023 in the three months ended June 30, 2003 (2002 - $229,643) and $176,426 in the six months ended June 30, 2003 (2002 - $299,900).

Summary of Non-cash Compensation Expense for the three months ended June 30, 2003
	Expense	Unamortized Deferred Compensation
Options
Options granted February 2, 2001	$59,209	$141,868
Options granted June 29, 2001	$391	$4,631
Options granted November 13, 2001	$10,710	$172,838
Options granted April 10, 2002	$14,352	$22,652
Options granted August 27, 2002	$483	$3,464
Options granted October 21, 2002	$2,218	$13,546
Options granted April 25, 2003	$2,660	$26,758
Total	$90,023	$385,757

On April 25, 2003 the board of directors approved the cancellation of 600,000 options previously issued to two past directors and a past consultant, all of whom are now members of our advisory board. Concurrently, the board of directors approved the issuance of 800,000 options to the same individuals. These options were priced at fair market value on the date of the grant with an exercise price of $0.05 per share. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unexercised options expire on April 25, 2008.

Losses

The Chengdu joint venture is accounted for on an equity basis. The loss in Chengdu joint venture, $46,035 for the three months ended June 30, 2003 (2002 - $31,638) and $86,248 for the six months ended June 30, 2003 (2002 - $84,561) has not been recognized into income as a result of the write down of the entire investment in Chengdu joint venture in 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003 we had cash and cash equivalents of $1,137,312 and a working capital surplus of $1,188,249 compared to a working capital surplus of $1,736,597 at December 31, 2002. Funds used in operations for the three months ended June 30, 2003 decreased to $294,554 a decrease of 51% from $496,629 for the same period in 2002.

Since inception, we have financed operations primarily through sales of equity securities and have raised a total of $12,464,053, net of share issuance costs of $177,740. On a consolidated basis, our current operating cash expenditures are expected to be approximately $100,000 per month, however, we are working to bring the monthly expenditures down to approximately $80,000.

We anticipate that we will be required to raise an additional $1.0 million to fund growth and existing operations through December 31, 2003. Our principal source of capital has been equity financing from investors and our founders. We have explored opportunities for vendor financing, bank credit facilities and export credit agency arrangements without success. Meeting our future financing requirements is dependent on access to equity capital markets. We may not be able to raise additional equity when required or on favorable terms that are not dilutive to existing shareholders.

We did not raise any financing during the six months ended June 30, 2003.

RELATED PARTY TRANSACTIONS

As of June 30, 2003, Matthew Heysel, our Chief Executive Officer owed us $6,768 for personal expenses incurred while traveling on business.

On July 11, 2003, our Chief Executive Officer, through his privately held corporation, entered into a Stock Option Agreement with two of our shareholders. Under this agreement, Mr. Heysel has the option to purchase 1,620,000 of our common shares held by two shareholders at a price of $0.10 per share. The option to purchase is valid for eighteen months from the date of the agreement. As well, an irrevocable proxy has been delivered to Mr. Heysel granting him the power to vote the shares at all annual and special meetings of our shareholders until the expiry date of the agreement or the purchase of the shares, whichever occurs first.

In April, several of our Advisory Board members returned for cancellation option agreements representing options to acquire 600,000 common shares at $1.00 per share. No compensation was paid to the members for cancellation of the options.

On April 25, 2003, our Board of Directors approved the issuance of 800,000 options to several of our Advisory Board members. These options were priced at the fair market value on the date of grant with an exercise price of $0.05 per share. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unexercised options expire on April 25, 2008.

NEW ACCOUNTING PRONOUNCMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. ("FIN") 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and (4) amends certain other existing pronouncements. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our business, results of operations and financial condition.

During the period, we adopted the provisions of SFAS 145: Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and technical corrections, which required us to reclassify an extraordinary item relating to extinguishment of debt to operating income. The extraordinary item in the amount of $1,422,225 was reclassified to general and administration expenses in the cumulative period from inception February 1, 2000 to June 30, 2003 on the condensed, consolidated statements of operations and deficit.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 1. LEGAL PROCEEDINGS

There were no pending legal proceedings against us during the quarter ended June 30, 2003 and no legal proceedings against us currently pending.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

None

b) Use of Proceeds from Sales of Registered Securities

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Shareholders was held on June 13, 2003, at which the following items were voted upon:
Item		For	Against	Abstain
1)	The following directors were elected to the Board of Directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:
	Matthew Heysel	11,797,897	0	6,000
	Daming Yang	11,797,897	0	6,000
	Thomas Milne	11,797,897	0	6,000
	Danai Suksiri	11,797,897	0	6,000

2)	The shareholders ratified the appointment of Deloitte & Touche LLP as our auditors, who have been our auditors since September 22, 2000.	11,800,897	3,000	0

ITEM 5. OTHER INFORMATION

On June 13, 2003, at a meeting of the board of directors held subsequent to our Annual Meeting of the Shareholders, Danai Suksiri resigned from the board of directors of China Broadband Corp. and took a position on our Advisory Board.

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

10.29 (7)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang
10.30 (12)	Letter of Intent dated June 1, 2001 between Big Sky Network Canada Ltd. and Shanghai Min Hang Cable Television Center
10.31 (12)	Memorandum of Understanding dated June 18, 2001 between Big Sky Network Canada Ltd. and Beijing Gehua Cable TV Networks Co., Ltd.
10.32 (12)	Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing Branch of Ji Tong Network Communications Co., Ltd.
10.33 (12)	Consulting Agreement dated April1, 2001 between China Broadband Corp. and Precise Details Inc.
10.34 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and M.H. Financial
10.35 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Daming Yang
10.36 (12)	Indemnity Agreement dated June 29, 2001 between China Broadband Corp. and Matthew Heysel
10.37 (13)	Memorandum of Understanding between Big Sky Network Canada Ltd. and Fujian Provincial Radio and Television Network Co. Ltd. dated July 10, 2001
10.38 (14)	Note Cancellation Agreement between China Broadband Corp. and Canaccord International Ltd.
10.39 (15)	Consulting Agreement, dated July 1, 2001, between China Broadband Corp and Barry L. Mackie
10.40 (15)	Memorandum of Understanding between Chengdu Big Sky Network Technology Services Ltd. and Jitong Network Communications Co. dated October 15, 2001
10.41 (15)	Consulting Agreement, dated April 1, 2001 between China Broadband Corp. and Richard Lam
10.42 (17)	Joint Project Contract between the Chong Qing Branch of Jitong Network Communications Co. Ltd. and Chengdu Big Sky Network Technology Services Ltd. dated October 31, 2001
10.43 (17)	Alternative Compensation Plan
10.44 (17)	Fee Arrangement Agreement dated January 28, 2002 between China Broadband Corp. and Michael Morrison
10.45 (18)	Agency Agreement between China Broadband Corp. and Canaccord Capital (Europe) Limited dated March 13, 2002
10.46 (19)	Agreement of Cooperative Rights & Interests Assignment between Big Sky Network Canada Ltd. and Winsco International Limited dated September 13, 2002 - English Translation
16.1 (9)	Change in Auditor Letter of Amisano Hanson
16.2 (10)	Change in Auditor Letter of Arthur Anderson LLP
21.1 (20)	List of subsidiaries of registrant (see "Overview of Corporate Structure" in this Annual Report)
31.1	Section 302 Certification - Chief Executive Officer
31.2	Section 302 Certification - Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(1)	Previously filed on Form 10-SB on December 2, 1999.
(2)	Previously filed on Form 8-K filed on April 28, 2000.
(3)	Previously filed on Form 10-KSB on July 11, 2000.
(4)	Previously filed on Form 8-K filed on September 29, 2000.
(5)	Previously filed on Form S-1 filed on December 6, 2000.
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

19 to 21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
China Broadband Corp.
Date: August 14, 2003	By:	/s/ MATTHEW HEYSEL Name: Matthew Heysel Title: Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2003	By:	/s/ THOMAS MILNE Name: Thomas Milne Title: Chief Financial Officer (Principal Accounting Officer)