Form 10QSB/A
period 2003-06-30
CHINA BROADBAND CORP
filed 2003-11-19
CIK 1075247

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-QSB

Amendment No. 1
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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding common shares, with $0.001 par value, of the registrant at June 30, 2003 was 22,513,801 and at November 19, 2003 was 23,196,603.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

China Broadband Corp.

INDEX TO THE FORM 10-QSB

For the quarterly period ended June 30, 2003

China Broadband Corp. is filing Amendment No. 1 to its Quarterly Report on Form 10-QSB for the period ended June 30, 2003 in order to correct an error in its unaudited condensed consolidated financial statements which is explained in Note 9 to the financial statements, and to make corresponding changes to Item 2. Management's Discussion and Analysis of Financial Condition and Results. Therefore, China Broadband Corp. has elected to re-file this entire Form 10-QSB as an amendment.

PART I

ITEM 1. FINANCIAL STATEMENTS
CHINA BROADBAND CORP.
(a Development Stage Enterprise)
Condensed Consolidated Balance Sheet (unaudited)
(Expressed in United States Dollars)

	June 30, 2003 (restated - see Note 9)	December 31, 2002
ASSETS
CURRENT
Cash and cash equivalents	$1,137,312	$1,718,173
Interest and other receivable	92,895	200,880
Prepaid expenses	55,078	12,553
	1, 285,285	1,931,606
Capital Assets
Property and equipment, net (Note 2)	375,696	456,252

	$1,660,981	$2,387,858
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	97,036	195,009

SHAREHOLDERS' EQUITY
Common stock	80,933	80,933
$0.001 par value, shares authorized:50,000,000;
shares issued and outstanding: 22,513,801
Additional paid in capital	23,180,868	22,908,005
Deferred compensation	(547,578)	(532,764)
Accumulated deficit	(21,150,278)	(20,263,325)
	1,563,945	2,192,849
	$1,660,981	$2,387,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BROADBAND CORP.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations & Deficit (unaudited)
(Expressed in United States Dollars)
					Cumulative
					Period From
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2003	2002	2003	2002	June 30, 2003
	(restated-see Note 9)		(restated-see Note 9)		(restated-see Note 9)
REVENUE
Internet Services	$48,530	31,323	$93,734	54,283	$256,255
Technical consulting	--	--	--	--	208,333
Cost of Sales (exclusive of amortization
shown separately below)	(35,304)	(25,389)	(74,805)	(49,352)	(213,529)

GENERAL AND ADMINISTRATIVE
EXPENSES (including non-cash compensation of $171,646 (2002-$229,643) for the three months ended June 30, 2003 and $258,049 (2002-$299,900) for the six months ended June 30, 2003)	(480,459)	(732,743)	(829,952)	(1,095,314)	(8,056,561)
AMORTIZATION	(39,893)	(51,223)	(81,690)	(100,345)	(3,313,897)
IMPAIRMENT OF ASSETS	--	--	--	--	(8,628,623)
	(507,126)	(778,032)	(892,693)	(1,190,728)	(19,748,022)

LOSS IN BIG SKY NETWORK
CANADA LTD.	--	--	--	--	(181,471)
LOSS IN SHEKOU JOINT
VENTURE (Note 3)	--	(48,657)	--	(97,180)	(609,607)
LOSS IN CHENGDU JOINT
VENTURE (Note 3)	--	--	--	--	(1,141,793)
GAIN ON SALE OF SHEKOU	--	--	--	--	125,798
INTEREST INCOME	1,033	537	5,740	1,063	404,817

NET LOSS	(506,093)	(826,152)	(886,953)	(1,286,845)	(21,150,078)

DEFICIT, BEGINNING OF
PERIOD	(20,644,185)	(18,132,538)	(20,263,325)	(17,671,845)	--

DEFICIT, END OF PERIOD	$(21,150,278)	(18,958,690)	$(21,150,278)	(18,958,690)	$(21,150,278)

LOSS PER SHARE
Basic and diluted	$(0.02)	(0.04)	$(0.04)	(0.06)

SHARES USED IN
COMPUTATION
Basic and diluted	22,513,801	22,513,801	22,513,801	20,990,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BROADBAND CORP. (a Development Stage Enterprise) Condensed Consolidated Statements of Stockholders' Equity (unaudited) (Expressed in United States Dollars)
			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity
		$	$	$	$	$
			(restated-see Note 9)	(restated-see Note 9)	(restated-see Note 9)

Balance,	1,509,850	59,971	-	-	-	59,971
February 1, 2000

Issue of common stock
for the outstanding shares
of China Broadband
(BVI) Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
agreements at $0.20 per
share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
agreements at $1.00 per
share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreements at $7.50 per
share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative Compensation
Plan	-	-	163,463	-		163,463

Issuance of common stock
to settle legal fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25 per
share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)

Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation	-	-	-	258,049	-	258,049

Deferred compensation	-	-	272,863	(272,863)	-	-

Net Loss	-	-	-	-	(886,953)	(886,953)

Balance,
June 30, 2003	22,513,801	80,933	23,180,868	(547,578)	(21,150,278)	1,563,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BROADBAND CORP.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (unaudited)
(Expressed in United States Dollars)
					Cumulative
					Period From
					Date of
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2003	2002	2003	2002	June 30, 2003
	(restated)		(restated)		(restated)
CASH FLOWS RELATED TO THE
FOLLOWING ACTIVITIES

OPERATIONS
Net loss	$(506,093)	(826,152)	$(886,953)	(1,286,845)	$(21,150,278)
Adjustment for:
Extinguishment of debt	--	--	--	--	(1,422,225)
Depreciation and amortization	39,893	51,223	81,690	100,345	3,313,897
Impairment of assets	--	--	--	--	8,628,623
Loss in Big Sky Network Canada Ltd.	--	--	--	--	181,471
Loss in Shekou joint venture (Note 3)	--	48,657	--	97,180	609,607
Loss in Chengdu joint venture (Note 3)	--	--	--	--	1,141,793
Gain on sale of Shekou joint venture	--	--	--	--	(125,798)
Non-cash stock compensation (Note 4)	171,646	229,643	258,049	299,900	1,183,832
Issuance of Common Shares for settlement
of legal fees	--	--	--	21,062	21,062
Changes in operating assets and liabilities
Interest and other receivable	450,678	11,198	107,985	56,056	21,105
Prepaid expenses	(38,521)	135,316	(42,525)	124,568	(55,078)
Accounts payable and accrued liabilities	16,883	(47,436)	(97,973)	(205,471)	(647,224)
	134,486	(397,551)	(579,727)	(793,205)	(8,299,213)
FINANCING
Issue of common stock for cash	--	749,290	--	749,290	12,641,793
Stock issuance costs	--	(101,929)	--	(101,929)	(177,740)
	--	647,361	--	647,361	12,464,053

INVESTING
Fixed asset additions	--	(87,623)	(1,134)	(150,074)	(702,510)
Proceeds from the sale of the Shekou joint
Venture (net of costs)	--	--	--	--	2,006,400
Investment in Chengdu joint venture	--	--	--	--	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	--	--	--	--	(2,395,828)
	--	(87,623)	(1,134)	(150,074)	(3,027,528)

NET DECREASE (INCREASE) IN CASH
AND CASH EQUIVALANTS	$134,486	162,187	$(580,861)	(295,918)	$1,137,312

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,002,826	213,991	1,718,173	672,096	--

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$1,137,312	376,178	$1,137,312	376,178	$1,137,312

SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for income taxes	--	--	--	--	--
Cash paid for interest	--	--	--	--	115,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BROADBAND CORP. 1 (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission. These financial statements are condensed and do not include all disclosures required for annual financial statements and accordingly, these financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The consolidated financial statements for the year ended December 31, 2002 contained Note 2 on the Company's need for additional financing and profitable operations to be able to continue as a going concern. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed, consolidated financial position at June 30, 2003 and the condensed, consolidated results of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002.

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

CHINA BROADBAND CORP. 1 (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

4. STOCK OPTION PLAN

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

Option activity under the Plan is as follows:
2003
Number of
Options

Balance - December 31, 2002	6,810,000

Granted	800,000
Expired	-
Cancelled	(600,000)

Balance, June 30, 2003	7,010,000

Options available for granting	990,000

Option Plan Total	8,000,000

Additional information regarding options outstanding as of June 30, 2003 is as follows:
Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.00	475,000	2.1	$1.00
$0.82	300,000	3.4	$0.82
$0.05	6,235,000	4.3	$0.05
	7,010,000	4.0	$0.22

For the three months ended June 30, 2003, $171,646 non-cash compensation expense has been recognized (2002 - $229,643) in the consolidated financial statements for employee and non-employee stock option grants. For the six months ended June 30, 2003, $258,049 compensation expense has been recognized (2002 - $299,900). For the three and six months ended June 30, 2003, $81,123 (2002 - $Nil) has been recognized for stock-based employee compensation awards.
CHINA BROADBAND CORP. 1 (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

4. STOCK OPTION PLAN (continued)

The Company applies the intrinsic value method allowed by Accounting Practices Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock option plans. Under APB 25, compensation expense resulting from awards under variable plans is measured at each reporting period as the difference between the quoted market price and the exercise price; the cost is recognized over the period the employee performs related services.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	$	$	$	$
Net loss, as reported	(506,093)	(826,152)	(886,953)	(1,286,845)
Add: Stock-based employee compensation
Expense included in reported net loss,
net of related tax effects	81,123	0	81,123	0
Deduct: Total stock-based employee
compensation expense determined under fair value based method for all
awards, net of related tax effects	(3,564)	(142,647)	(7,191)	(234,965)

Proforma net loss	(444,377)	(968,799)	(828,864)	(1,521,810)

Loss per share:
Basic and diluted - as reported	(0.02)	(0.04)	(0.04)	(0.06)
Basic and diluted - pro forma	(0.02)	(0.04)	(0.04)	(0.07)

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

CHINA BROADBAND CORP. 1 (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

6. RELATED PARTY TRANSACTIONS

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

8. NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. ("FIN") 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

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

Effective January 1, 2003, the Company adopted the provisions of SFAS 145: Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and technical corrections, which required the Company to reclassify an extraordinary item relating to extinguishment of debt to operating income. The extraordinary item in the amount of $1,422,225 was reclassified to general and administration expenses in the cumulative period from inception February 1, 2000 to June 30, 2003 on the condensed, consolidated statement of operations and deficit.

CHINA BROADBAND CORP. 1 (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

9. RESTATEMENT

Subsequent to the issuance of the Company's unaudited interim consolidated financial statements as at and for the three and six month periods ended June 30, 2003, the Company's management determined that the stock based compensation expense did not reflect the proper amounts for options subject to variable plan accounting. The effect of the adjustment was to increase additional paid in capital, deferred compensation and general and administrative expenses $256,950, $159,484, and $97,466, respectively.

Accordingly, the accompanying unaudited interim consolidated financial statements as at and for the three and six month periods ended June 30, 2003 have been restated from the amounts previously reported to reflect the proper amounts under variable plan accounting. A summary of the restatement is as follows:
Balance Sheet:	As previously reported	As restated
At June 30, 2003
Additional paid in capital	$22,937,864	$23,180,868
Deferred compensation	$(386,197)	$(547,518)
Accumulated Deficit	$(21,068,655)	$(21,150,278)

Statement of Operations:

For the three months ended June 30, 2003
General and administrative Expenses	$(398,836)	$(480,459)
Net Loss	$ (424,470)	$(506,093)
Loss Per Share
Basic and diluted	$(0.02)	$(0.02)

For the six months ended June 30, 2003
General and administrative Expenses	$(748,309)	$(829,932)
Net Loss	$(805,330)	$(886,953)
Loss Per Share
Basic and diluted	$(0.04)	$(0.04)

Cumulative Period from Inception February 1, 2000 to June 30, 2003
General and administrative Expenses	$(7,974,938)	$(8,056,561)
Net Loss	$(21,068,655)	$(21,150,278)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS

As discussed in Note 9 to our unaudited condensed consolidated financial statements, our June 30, 2003 financial statements have been restated. Management's Discussion and Analysis of Financial Condition and Results presented below gives effect to the restatement.

FORWARD-LOOKING STATEMENTS

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

SUMMARY FINANCIAL DATA


Statement of Operations Data:
	THREE MONTH PERIOD ENDED JUNE 30, 2003 (restated)	THREE MONTH PERIOD ENDED JUNE 30, 2002	SIX MONTH PERIOD ENDED JUNE 30, 2003 (restated)	SIX MONTH PERIOD ENDED JUNE 30, 2002	PERIOD FROM FEBRUARY 1, 2000 TO JUNE 30, 2003 (restated)
Revenue	$48,530	$31,323	$93,734	$54,283	$256,255
Loss from operations	$506,093	$826,152	$886,953	$1,286,845	$21,150,278
Net loss	$506,093	$826,152	$886,953	$1,286,845	$21,150,278
Basic (loss) per share	($0.02)	($0.04)	($0.04)	($0.06)	--
Basic weighted average common shares outstanding	22,513,801	22,513,801	22,513,801	20,990,383	--

Balance Sheet Data:
	June 30, 2003	December 31, 2002
Cash and cash equivalents	$1,137,312	$1,718,173
Working capital	$1,188,249	$1,736,597
Total assets	$1,660,981	$2,387,858
Total stockholders' equity	$1,563,945	$2,192,849


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

We earn revenues through our subsidiary Chengdu Big Sky Technology Services Ltd.

Chengdu Big Sky Technology Services Ltd.

Chengdu Big Sky Network Technology Services Ltd., a wholly owned subsidiary, commenced operations in October 2001 and had 166 corporate subscribers and 99 residential subscribers connected at June 30, 2003 (82 at June 30, 2002). Big Sky Technology Services recorded gross sales of $48,530 in the second quarter of 2003 (2002 - $31,323), and $93,734 in the six months ended June 30, 2003 (2002 - $54,283) and $256,255since inception. If the operation becomes cash flow positive, we anticipate it will re-invest its after tax income, if any, in related business opportunities in China. We do not anticipate Big Sky Technology Services will pay any dividends in the foreseeable future.

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

Expenses

During the three and six months ended June 30, 2003, we incurred operating expenses of $520,352 (2002 - $783,966) and $911,622 (2002 - $1,195,659) respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	THREE MONTH PERIOD ENDED JUNE 30, 2003 (Restated)	THREE MONTH PERIOD ENDED JUNE 30, 2002	SIX MONTH PERIOD ENDED JUNE 30, 2003 (Restated)	SIX MONTH PERIOD ENDED JUNE 30, 2002	PERIOD FROM FEBRUARY 1, 2000 TO JUNE 30, 2003 (Restated)
Calgary Office Costs	$133,054	$327,825	$234,794	$428,757	$2,782,479
Beijing Office Costs	$105,000	$105,105	$210,000	$195,720	$1,980,649
Big Sky Technology Services	$20,490	$31,571	$73,555	$63,019	$266,401
Professional Services	$44,605	$25,603	$47,870	$84,306	$1,889,664
Investor Relations	$5,664	$11,405	$5,664	$20,661	$1,163,647
Amortization	$39,893	$51,223	$81,690	$100,345	$3,313,897
Non Cash Compensation	$171,646	$229,643	$258,049	$299,900	$1,183,832
Miscellaneous	$-	$1,591	$-	$2,951	$212,114
TOTAL	$520,352	$783,966	$911,622	$1,195,659	$12,792,683


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

Professional services include accounting, audit and legal advisory costs. For the three months ended June 30, 2003, professional costs have increased 74% over the same period in 2002 due to the hiring of a third party accounting firm to process our accounting, as well as additional legal fees incurred in connection with the winding up of our legal proceeding and a trademark registration. For the six months ended June 30, 2003, professional fees have decreased by 43% primarily in legal and auditing fees which are attributable to the secondary registration statement on Form S-1 which we filed on May 3, 2002. As well, during the three months ended June 30, 2003, we received $20,439 in legal costs which had been awarded to us by the Court of Queen's Bench of Alberta due to The Orbiter Fund Ltd., The Viator Fund Ltd., Lancer Offshore Inc. and Lancer Partners Limited Partnership (collectively, the "Plaintiffs") choosing to discontinue an action which had been filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0101-07232) on March 29, 2001.

We made deliberate efforts to reduce our office and professional service costs over the first six months of 2003 and we expect to continue to minimize expenses through the year ended December 31, 2003.

Amortization and depreciation expense recorded during the first and second quarter of 2003, resulted from the depreciation of office equipment and leasehold improvements.

Non-cash stock compensation expense was $171,646 in the three months ended June 30, 2003 (2002 - $229,643) and $258,049 in the six months ended June 30, 2003 (2002 - $299,900).

Summary of Non-cash Compensation Expense for the three months ended June 30, 2003
	Expense	Unamortized Deferred Compensation
Options
Options granted February 2, 2001	$59,209	$141,868
Options granted June 29, 2001	$391	$4,631
Options granted November 13, 2001	$10,710	$172,838
Options granted April 10, 2002	$14,352	$22,652
Options granted August 27, 2002	$483	$3,464
Options granted October 21, 2002	$83,841	$175,367
Options granted April 25, 2003	$2,660	$26,758
Total	$171,646	$547,578


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

NEW ACCOUNTING PRONOUNCMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. ("FIN") 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our business, results of operations and financial condition.

Effective January 1, 2003, we adopted the provisions of SFAS 145: Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and technical corrections, which required us to reclassify an extraordinary item relating to extinguishment of debt to operating income. The extraordinary item in the amount of $1,422,225 was reclassified to general and administration expenses in the cumulative period from inception February 1, 2000 to June 30, 2003 on the condensed, consolidated statement of operations and deficit.

ITEM 3. CONTROLS AND PROCEDURES

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

As more fully described in Note 9 to the condensed consolidated financial statements, subsequent to the issuance of our financial statements for the quarter ended June 30, 2003, we determined that the stock based compensation expense did not reflect the proper amount for options subject to variable plan accounting. We recently implemented additional controls and procedures designed to better monitor non-cash compensation expense on a quarterly basis to improve our financial reporting and public disclosures.

PART II

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

China Broadband Corp.
Date: November 19, 2003	By:	/s/ MATTHEW HEYSEL Name: Matthew Heysel Title: Chief Executive Officer (Principal Executive Officer)
Date: November 19, 2003	By:	/s/ THOMAS MILNE Name: Thomas Milne Title: Chief Financial Officer (Principal Accounting Officer)