Form 10QSB/A
period 2003-06-30
CHINA BROADBAND CORP
filed 2003-11-20
CIK 1075247

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-QSB

Amendment No. 2
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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding common shares, with $0.001 par value, of the registrant at June 30, 2003 was 22,513,801 and at November 19, 2003 was 23,196,603.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

China Broadband Corp.

INDEX TO THE FORM 10-QSB

For the quarterly period ended June 30, 2003

China Broadband Corp. is filing Amendment No. 2 to its Quarterly Report on Form 10-QSB for the period ended June 30, 2003 in order to correct an error in its unaudited condensed consolidated financial statements which is explained in Note 9 to the financial statements, and to make corresponding changes to Item 2. Management's Discussion and Analysis of Financial Condition and Results. Amendment No. 1 to China Broadband's Quarterly Report, which was filed on November 19, 2003, with the Securities and Exchange Commission via Edgar was prepared to make such corrections. However, due to a miscommunication with its filing agent, Amendment No. 1 was mistakenly filed prior to the inclusion of all of the noted corrections. Therefore, China Broadband Corp. has elected to re-file this entire Form 10-QSB as Amendment No. 2.

PART I

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

CHINA BROADBAND CORP.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations & Deficit (unaudited)
(Expressed in United States Dollars)
					Cumulative
					Period From
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2003	2002	2003	2002	June 30, 2003
	(restated-see Note 9)		(restated-see Note 9)		(restated-see Note 9)
REVENUE
Internet Services	$48,530	31,323	$93,734	54,283	$256,255
Technical consulting	--	--	--	--	208,333
Cost of Sales (exclusive of amortization
shown separately below)	(35,304)	(25,389)	(74,805)	(49,352)	(213,529)

GENERAL AND ADMINISTRATIVE
EXPENSES (including non-cash compensation of $171,646 (2002-$229,643) for the three months ended June 30, 2003 and $258,049 (2002-$299,900) for the six months ended June 30, 2003)	(480,459)	(732,743)	(829,932)	(1,095,314)	(8,056,561)
AMORTIZATION	(39,893)	(51,223)	(81,690)	(100,345)	(3,313,897)
IMPAIRMENT OF ASSETS	--	--	--	--	(8,628,623)
	(507,126)	(778,032)	(892,693)	(1,190,728)	(19,748,022)

LOSS IN BIG SKY NETWORK
CANADA LTD.	--	--	--	--	(181,471)
LOSS IN SHEKOU JOINT
VENTURE (Note 3)	--	(48,657)	--	(97,180)	(609,607)
LOSS IN CHENGDU JOINT
VENTURE (Note 3)	--	--	--	--	(1,141,793)
GAIN ON SALE OF SHEKOU	--	--	--	--	125,798
INTEREST INCOME	1,033	537	5,740	1,063	404,817

NET LOSS	(506,093)	(826,152)	(886,953)	(1,286,845)	(21,150,278)

DEFICIT, BEGINNING OF
PERIOD	(20,644,185)	(18,132,538)	(20,263,325)	(17,671,845)	--

DEFICIT, END OF PERIOD	$(21,150,278)	(18,958,690)	$(21,150,278)	(18,958,690)	$(21,150,278)

LOSS PER SHARE
Basic and diluted	$(0.02)	(0.04)	$(0.04)	(0.06)

SHARES USED IN
COMPUTATION
Basic and diluted	22,513,801	22,513,801	22,513,801	20,990,383

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

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	$	$	$	$
Net loss, as reported	(506,093)	(826,152)	(886,953)	(1,286,845)
Add: Stock-based employee compensation
Expense included in reported net loss,
net of related tax effects	81,123	0	81,123	0
Deduct: Total stock-based employee
compensation expense determined under fair value based method for all
awards, net of related tax effects	(14,020)	(101,510)	(44,530)	(196,188)

Proforma net loss	(410,950)	(927,662)	(850,360)	(1,483,033)

Loss per share:
Basic and diluted - as reported	(0.02)	(0.04)	(0.04)	(0.06)
Basic and diluted - pro forma	(0.02)	(0.04)	(0.04)	(0.07)

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

Accordingly, the accompanying unaudited interim consolidated financial statements as at and for the three and six month periods ended June 30, 2003 have been restated from the amounts previously reported to reflect the proper amounts under variable plan accounting. A summary of the restatement is as follows:
Balance Sheet:	As previously reported	As restated
At June 30, 2003
Additional paid in capital	$22,937,864	$23,180,868
Deferred compensation	$(386,197)	$(547,578)
Accumulated Deficit	$(21,068,655)	$(21,150,278)

Statement of Operations:

For the three months ended June 30, 2003
General and administrative Expenses	$(398,836)	$(480,459)
Net Loss	$(424,470)	$(506,093)
Loss Per Share
Basic and diluted	$(0.02)	$(0.02)

For the six months ended June 30, 2003
General and administrative Expenses	$(748,309)	$(829,932)
Net Loss	$(805,330)	$(886,953)
Loss Per Share
Basic and diluted	$(0.04)	$(0.04)

Cumulative Period from Inception February 1, 2000 to June 30, 2003
General and administrative Expenses	$(7,974,938)	$(8,056,561)
Net Loss	$(21,068,655)	$(21,150,278)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS

As discussed in Note 9 to our unaudited condensed consolidated financial statements, our June 30, 2003 financial statements have been restated. Management's Discussion and Analysis of Financial Condition and Results presented below gives effect to the restatement.

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

Non-cash stock compensation expense was $171,646 in the three months ended June 30, 2003 (2002 - $229,643) and $258,049 in the six months ended June 30, 2003 (2002 - $299,900).

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

Effective January 1, 2003, we adopted the provisions of SFAS 145: Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and technical corrections, which required us to reclassify an extraordinary item relating to extinguishment of debt to operating income. The extraordinary item in the amount of $1,422,225 was reclassified to general and administration expenses in the cumulative period from inception February 1, 2000 to June 30, 2003 on the condensed, consolidated statement of operations and deficit.

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

As more fully described in Note 9 to the condensed consolidated financial statements, subsequent to the issuance of our financial statements for the quarter ended June 30, 2003, we determined that the stock based compensation expense did not reflect the proper amount for options subject to variable plan accounting. We are developing additional internal controls and procedures to better monitor non-cash compensation expense on a quarterly basis to improve our financial reporting and public disclosures.

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