Form 10QSB
period 2003-09-30
CHINA BROADBAND CORP
filed 2003-11-20
CIK 1075247

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-QSB
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________.

Commission file number 000-28345

China Broadband Corp.

(Exact name of small business issuer as specified in its charter)

NEVADA	72-1381282
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1002, Building C, Huiyuan Apartment,

Asia Game Village, Beijing, China 100101

(Address of principal place of business or intended principal place of business)

86-10-6499-1255
(Issuer's telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding common shares, with $0.001 par value, of the registrant at November 19, 2003 was 23,196,603.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

China Broadband Corp.

INDEX TO THE FORM 10-QSB

For the quarterly period ended September 30, 2003

PART I

ITEM 1. FINANCIAL STATEMENTS
CHINA BROADBAND CORP.
(a Development Stage Enterprise)
Condensed Consolidated Balance Sheet (unaudited)
(Expressed in United States Dollars)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT
Cash and cash equivalents	$724,333	$1,718,173
Interest and other receivable	108,660	200,880
Prepaid expenses	70,491	12,553
	903,484	1,931,606
Capital Assets
Property and equipment, net (Note 2)	339,683	456,252

	$1,243,167	$2,387,858
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	74,933	195,009

SHAREHOLDERS' EQUITY
Common stock	81,616	80,933
$0.001 par value, shares authorized:50,000,000;
shares issued and outstanding: 23,196,603 and
22,513,801, respectively
Additional paid in capital	23,244,685	22,908,005
Deferred compensation	(458,493)	(532,764)
Accumulated deficit	(21,699,574)	(20,263,325)
	1,168,234	2,192,849
	$1,243,167	$2,387,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BROADBAND CORP.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations & Deficit (unaudited)
(Expressed in United States Dollars)
					Cumulative
					Period From
					Inception
	Three Months Ended		Nine Months Ended		February 1,
	September 30,		September 30,		2000 to
	2003	2002	2003	2002	September 30, 2003
REVENUE
Internet Services	$45,250	40,617	$138,984	94,900	$301,505
Technical consulting	--	--	--	--	208,333
Cost of Sales (exclusive of amortization shown separately below)	(36,628)	(25,578)	(111,433)	(74,930)	(250,157)

GENERAL AND ADMINISTRATIVE
EXPENSES (including non-cash compensation of $153,585 (2002-$141,327) for the three months ended September 30, 2003 and $411,634 (2002-$441,227) for the nine months ended September 30, 2003)	(520,848)	(369,366)	(1,350,780)	(1,464,680)	(8,577,409)
AMORTIZATION	(38,308)	(51,227)	(119,998)	(151,572)	(3,352,205)
IMPAIRMENT OF ASSETS	--	--	--	--	(8,628,623)
	(550,534)	(405,554)	(1,443,227)	(1,596,282)	(20,298,556)

LOSS IN BIG SKY NETWORK
CANADA LTD.	--	--	--	--	(181,471)
LOSS IN SHEKOU JOINT
VENTURE (Note 3)	--	(26,324)	--	(123,504)	(609,607)
LOSS IN CHENGDU JOINT
VENTURE (Note 3)	--	--	--	--	(1,141,793)
GAIN ON SALE OF SHEKOU	--	56,586	--	56,586	125,798
INTEREST INCOME	1,238	114	6,978	1,177	406,055

NET LOSS	(549,296)	(375,178)	(1,436,249)	(1,662,023)	(21,699,574)

DEFICIT, BEGINNING OF
PERIOD	(21,150,278)	(18,958,690)	(20,263,325)	(17,671,845)	--

DEFICIT, END OF PERIOD	$(21, 699,574)	(19,333,868)	$(21, 699,574)	(19,333,868)	$(21,699,574)

LOSS PER SHARE
Basic and diluted	$(0.02)	(0.02)	$(0.06)	(0.08)

SHARES USED IN
COMPUTATION
Basic and diluted	22,773,563	22,513,801	22,601,340	21,525,726

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
February 1, 2000

Issue of common stock
for the outstanding shares
of China Broadband
(BVI) Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
agreements at $0.20 per
share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
agreements at $1.00 per
share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreements at $7.50 per
share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative Compensation
Plan	-	-	163,463	-		163,463

Issuance of common stock
to settle legal fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25 per
share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)

Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation	-	-	-	411,634	-	411,634

Deferred compensation	-	-	337,363	(337,363)	-	-

Issuance of common stock
Under the Alternative
Compensation Plan	682,802	683	(683)	-	-	-

Net Loss	-	-	-	-	(1,436,249)	(1,436,249)

Balance,
September 30, 2003	23,196,603	81,616	23,244,685	(458,493)	(21,699,574)	1,168,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BROADBAND CORP.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (unaudited)
(Expressed in United States Dollars)
					Cumulative
					Period From
					Date of
					Inception
	Three Months Ended		Nine Months Ended		February 1,
	September 30,		September 30,		2000 to
	2003	2002	2003	2002	September 30, 2003
CASH FLOWS RELATED TO THE
FOLLOWING ACTIVITIES

OPERATIONS
Net loss	$(549,296)	(375,178)	$(1,436,249)	(1,662,023)	$(21,699,574)
Adjustment for:
Extinguishment of debt	--	--	--	--	(1,422,225)
Depreciation and amortization	38,308	51,227	119,998	151,572	3,352,205
Impairment of assets	--	--	--	--	8,628,623
Loss in Big Sky Network Canada Ltd.	--	--	--	--	181,471
Loss in Shekou joint venture (Note 3)	--	26,324	--	123,504	609,607
Loss in Chengdu joint venture (Note 3)	--	--	--	--	1,141,793
Gain on sale of Shekou joint venture	--	(56,586)	--	(56,586)	(125,798)
Non-cash stock compensation (Note 4)	153,585	141,327	411,634	441,227	1,337,417
Issuance of Common Shares for settlement
of legal fees	--	--	--	21,062	21,062
Changes in operating assets and liabilities
Interest and other receivable	(15,765)	(67,299)	92,220	(11,243)	5,340
Prepaid expenses	(15,413)	(6,794)	(57,938)	117,774	(70,490)
Accounts payable and accrued liabilities	(22,103)	(38,565)	(120,076)	(244,036)	(669,327)
	(410,684)	(325,544)	(990,411)	(1,118,749)	(8,709,896)
FINANCING
Issue of common stock for cash	--	--	--	749,290	12,641,793
Stock issuance costs	--	--	--	(101,929)	(177,740)
	--	--	--	647,361	12,464,053

INVESTING
Fixed asset additions	(2,295)	(35,471)	(3,429)	(185,545)	(704,806)
Proceeds from the sale of the Shekou joint
Venture (net of costs)	--	912,000	--	912,000	2,006,400
Investment in Chengdu joint venture	--	--	--	--	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	--	--	--	--	(2,395,828)
	(2,295)	876,529	(3,429)	726,455	(3,029,824)

NET DECREASE (INCREASE) IN CASH
AND CASH EQUIVALANTS	$(412,979)	550,985	$(993,840)	255,067	$724,333

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,137,312	376,178	1,718,173	672,096	--

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$724,333	927,163	$724,333	927,163	$724,333

SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for income taxes	--	--	--	--	--
Cash paid for interest	--	--	--	--	115,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BROADBAND CORP. 1 (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission. These financial statements are condensed and do not include all disclosures required for annual financial statements and accordingly, these financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The consolidated financial statements for the year ended December 31, 2002 contained Note 2 on the Company's need for additional financing and profitable operations to be able to continue as a going concern. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed, consolidated financial position at September 30, 2003 and December 31, 2002 and the condensed, consolidated results of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of:
	September 30, 2003	December 31, 2002
	$	$

Furniture and fixtures	163,361	163,361
Computer hardware and software	482,409	478,980
Leasehold improvements	59,036	59,036
	704,806	701,377
Accumulated amortization	(365,123)	(245,125)
	339,683	456,252

3. INVESTMENT IN JOINT VENTURES

Big Sky Network Canada Ltd., a wholly owned subsidiary of China Broadband Corp., participated in both the Shekou joint venture and the Chengdu joint venture. The total investment in the Chengdu joint venture was written off in 2001 and the Shekou joint venture was sold on September 13, 2002.

Prior to its sale, the Shekou joint venture was accounted for using the equity method. Included in the Company's statement of operations is its share of the equity method loss related to the Shekou joint venture for the three and nine months ended September 30, 2002 of $263,324 and $123,504, respectively. The equity loss is recorded to September 13, 2002.

The Chengdu joint venture is accounted for on an equity basis. The loss in Chengdu joint venture, $54,414 (2002 - $57,600) for the three months ended September 30, 2003 and $140,662 (2002 - $187,700) for the nine months ended September 30, 2003, has not been recognized into income as a result of the write down of the entire investment in Chengdu joint venture in 2001.

CHINA BROADBAND CORP. 1 (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

4. STOCK OPTION PLAN

Under the Stock Option Plan, the Company has reserved 8,000,000 common shares for issuance under options granted to eligible persons. As at September 30, 2003, 7,310,000 have been granted with 690,000 available for granting.

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

Option activity under the Plan is as follows:
2003
Number of
Options

Balance - December 31, 2002	6,810,000

Granted	1,100,000
Expired	-
Cancelled	(600,000)

Balance, September 30, 2003	7,310,000

Options available for granting	690,000

Option Plan Total	8,000,000

Additional information regarding options outstanding as of September 30, 2003 is as follows:
Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.00	475,000	1.9	$1.00
$0.82	300,000	3.1	$0.82
$0.15	300,000	4.9	$0.15
$0.05	6,235,000	4.0	$0.05
	7,310,000	3.9	$0.15

On September 4, 2003 the board of directors approved the issuance of 300,000 options to three new directors. These options were priced at fair market value on the date of the grant with an exercise price of $0.15 per share. One third of the options vested immediately upon issuance with one third vesting one year from the date of grant and the last third vesting two years from the date of grant. All unexercised options expire on September 4, 2008.

CHINA BROADBAND CORP. 1 (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

4. STOCK OPTION PLAN (cont'd)

For the three months ended September 30, 2003, $153,585 compensation expense has been recognized (2002 - $141,327) in the consolidated financial statements for employee and non-employee stock option grants. For the nine months ended September 30, 2003, $411,634 compensation expense has been recognized (2002 - $441,227). For the three months ended September 30, 2003, $60,011 compensation expense has been recognized (2002 - $Nil) in the consolidated financial statements for employee stock option grants. For the nine months ended September 30, 2003, $141,134 compensation expense has been recognized (2002 - $Nil) for employee stock option grants.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
	$	$	$	$
Net loss, as reported	(549,296)	(375,178)	(1,436,249)	(1,662,023)
Add: Stock-based employee compensation
Expense included in reported net loss,
net of related tax effects	60,011	0	141,134	0
Deduct: Total stock-based employee
Compensation expense determined under
fair value based method for all awards,
net of related tax effects	(34,064)	(32,181)	(79,134)	(228,369)

Proforma net loss	(523,349)	(407,359)	(1,374,249)	(1,890,392)

Loss per share:
Basic and diluted - as reported	(0.02)	(0.02)	(0.06)	(0.08)
Basic and diluted - pro forma	(0.02)	(0.02)	(0.06)	(0.09)

CHINA BROADBAND CORP. 1 (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

5. ALTERNATIVE COMPENSATION PLAN

On March 22, 2002, the Board of Directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of common shares instead of cash. The Alternative Compensation Plan was approved by the shareholders at the Annual General Meeting on June 14, 2002. The Plan allowed for a maximum compensation of 2,000,000 shares, and this maximum was reached in the third quarter of 2002 with the associated expense totaling $163,463. Although the expense has been accrued, the shares are not issued until requested by the beneficiaries.

On August 26, 2003, the Board of Directors approved the issuance of 682,802 common shares with an accrued value of $60,443 under the Alternative Compensation Plan to Precise Details, Inc., a company controlled by Thomas Milne, the Company's Chief Financial Officer and a director. These shares were issued to settle debt owed to Precise Details, Inc. for the services of Mr. Milne.

6. RELATED PARTY TRANSACTIONS

On July 11, 2003, the Company's Chief Executive Officer, Mr. Matthew Heysel, through his privately held corporation, MH Financial Management Ltd., entered into a Stock Option Agreement with two of the Company's shareholders. Under this agreement, MH Financial Management Ltd. has the option to purchase 1,620,000 shares of the Company's common stock held by two shareholders at a price of $0.10 per share. The option to purchase is valid for eighteen months from the date of the agreement. As well, an irrevocable proxy has been delivered to MH Financial Management Ltd. granting it the power to vote the shares at all annual and special meetings of the Company's shareholders until the expiry date of the agreement or the purchase of the shares, whichever occurs first.

7. LEGAL COSTS

During the nine months ended September 30, 2003, the Company received $20,439 in legal costs which had been awarded to it by the Court of Queen's Bench of Alberta due to The Orbiter Fund Ltd., The Viator Fund Ltd., Lancer Offshore Inc. and Lancer Partners Limited Partnership (collectively, the "Plaintiffs") choosing to discontinue an action which had been filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0101-07232) on March 29, 2001, naming Matthew Heysel, CEO, and China Broadband Corp. as defendants.

8. NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 has not had a material impact on the Company's business, results of operations and financial condition.

CHINA BROADBAND CORP. 1 (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

8. NEW ACCOUNTING PRONOUNCEMENTS (cont'd)

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had a material impact on the Company's business, results of operations and financial condition.

Effective January 1, 2003, the Company adopted the provisions of SFAS 145: Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and technical corrections, which required the Company to reclassify an extraordinary item relating to extinguishment of debt to operating income. The extraordinary item in the amount of $1,422,225 was reclassified to general and administration expenses in the cumulative period from inception February 1, 2000 to September 30, 2003 on the condensed, consolidated statement of operations and deficit.

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures the Company must make about the Company's obligations under certain guarantees that the Company has issued. It also requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligations the Company has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions are to be applied only to guarantees issued or modified after December 31, 2002. Adoption of these provisions has not had a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN 46, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. During October 2003, the FASB issued FSP 46-6 which is effective for financial statements issued after October 9, 2003, and provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after December 15, 2003. The Company is currently evaluating the impact of this interpretation.

9. SUBSEQUENT EVENTS

a) On October 27, 2003, the Company entered into a Share Exchange Agreement with Big Sky Energy Kazakhstan Ltd. ("BSEK"), an Alberta corporation, and all its shareholders of record as of that day. Under the terms of the Agreement, the Company forwarded $500,000 to BSEK as a short-term loan which must be repaid within 60 days. As well, the Company will be required to issue up to a maximum of 8,000,000 common shares in a share exchange offer with the shareholders of record as of October 27, 2003 of BSEK. The Company has retained PetroGlobe (Canada) Ltd. to conduct a fair market valuation on an existing oil and gas lease and the options held on two additional oil and gas leases all of which are in Kazakhstan and are held by BSEK's subsidiary, KoZhaN LLP. The fair market valuation will determine the number of common shares of the Company that will be issued to the shareholders of BSEK in exchange for their shares in BSEK. The Company will be the sole shareholder of BSEK following the completion of this transaction. Management anticipates this transaction will be completed by the end of November 2003.

CHINA BROADBAND CORP. 1 (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

9. SUBSEQUENT EVENTS (cont'd)

BSEK is currently controlled by Big Sky Energy Canada Ltd., a British Virgin Islands corporation, Mr. Matthew Heysel, Mr. Daming Yang and Mr. Glenn Van Doorne. Big Sky Energy Canada Ltd. is the largest shareholder of BSEK.

Mr. Matthew Heysel, who is a shareholder, Chairman and Chief Executive Officer of the Company, is Chairman and Chief Executive Officer of BSEK and is also the Chairman and Chief Executive Officer of Big Sky Energy Canada Ltd.

Mr. Daming Yang, who is a shareholder, director and President of the Company, is the President and a director of BSEK and is also the President and a director of Big Sky Energy Canada Ltd.

Mr. Kai Yang, who is a major shareholder of the Company and Mr. Daming Yang's brother, is the sole shareholder of Big Sky Energy Canada Ltd.

b) On October 31, 2003, the board of directors of the Company approved a private placement of 8,000,000 common shares of the Company's common stock at $0.25 per share. Under the terms of the private placement the Company has until December 30, 2003 to close on the funds and must file a registration statement with the U.S. Securities and Exchange Commission within 90 days of the first closing. Should the Company fail to file a registration statement in the allotted time frame, it is required to issue to each purchaser of the private placement an additional 0.2 common share for each share purchased by the purchaser under the private placement.

c) On November 6, 2003, BSEK entered into a Frame Agreement of Jointly Cooperation ("Frame Agreement") with Shengli Oilfield Junwei Pretroleum-Tech Development Co., Ltd., a wholly-owned subsidiary of Sino-pec ("Shengli-Sino-pec"). Under the terms of the Frame Agreement Shengli-Sino-pec will subscribe for 10,000,000 shares of BSEK with a purchase price of $2,300,000. This transaction will give Shengli-Sino-pec 50% ownership in BSEK. These funds will be used to pay a $1,000,000 signature bonus to the Kazakhstan government, $300,000 for historical costs and $1,000,000 to initiate oil production.

The payment schedule of the signature fees and historical costs will be as follows:

-$250,000 before November 25, 2003;

-$500,000 before December 28, 2003;

-$150,000 before January 20, 2004;

-$150,000 within 15 days of BSEK's board of directors approving a working plan; and

-$250,000 when daily production reaches 50 tonnes per day or accumulative production reaches 10,000 tonnes total.

The funds required to initiate oil production will be advanced as per a mutually agreed upon working plan to be approved by the board of BSEK.

d) On November 7, 2003, MH Financial Management Ltd., a corporation controlled by our Chairman and Chief Executive Officer, Mr. Matthew Heysel, entered into a Option Purchase Agreement with a third party whereby MH Financial Management Ltd. transferred all its rights in a Stock Option Agreement with two of China Broadband Corp.'s shareholders under which MH Financial Management Ltd. had the right to purchase 1,620,000 shares at a price of $0.10 per share until January 11, 2005 to a third party for a total cost of $1.00 and future consideration to be determined by the parties at a future date which will be disclosed at that time.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS

We, through Big Sky Network Canada Ltd., hold a 100% interest in Chengdu Big Sky Network Technology Services Ltd., known as Chengdu Technology Services, which resells high speed broadband Internet service to companies in the section of Chengdu designated as a high technology park. We are also currently evaluating other business prospects.

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

The following selected financial data is qualified in its entirety by reference to, and you should read them in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the condensed consolidated financial statements and notes to such condensed consolidated financial statements included in this report. We have derived the statements of operations data and the information as at and for the three and nine months period ended September 30, 2003 and 2002 from unaudited condensed consolidated financial statements and from our audited consolidated financial statements for the period ended December 31, 2002. The data from incorporation (February 1, 2000) to September 30, 2003, that appears in this filing are qualified by reference to the unaudited condensed consolidated financial statements.

SUMMARY FINANCIAL DATA

Statement of Operations Data:
	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002	PERIOD FROM FEBRUARY 1, 2000 TO SEPTEMBER 30, 2003
Revenue	$45,250	$40,617	$138,984	$94,900	$301,505
Loss from operations	$550,534	$405,554	$1,443,227	$1,596,282	$20,298,556
Gain on sale of Shekou JV	--	$56,586	--	$56,586	$125,798
Net loss	$549,296	$375,178	$1,436,249	$1,662,023	$21,699,574
Basic (loss) per share	($0.02)	($0.02)	($0.06)	($0.08)	--
Basic weighted average common shares outstanding	22,773,563	22,513,801	22,601,340	21,525,726	--

Balance Sheet Data:
	September 30, 2003	December 31, 2002
Cash and cash equivalents	$724,333	$1,718,173
Working capital	$828,551	$1,736,597
Total assets	$1,243,167	$2,387,858
Total stockholders' equity	$1,168,234	$2,192,849

RESULTS OF OPERATIONS

Revenues

On a consolidated basis, we earned revenues of $45,250 for the three months ended September 30, 2003 (2002 - $40,617) and $138,984 for the nine months ended September 30, 2003 (2002 - $94,900). The following discussion provides a breakdown of revenue within our corporate structure.

China Broadband Corp.

For the three and nine months ended September 30, 2003, China Broadband Corp. did not earn revenues as all our operations are conducted through our subsidiaries. We provided technical consulting services to Big Sky Network Canada Ltd., our wholly owned subsidiary, in the first half of 2001 pursuant to a Technical Services Agreement with Big Sky Network from May 1, 2000 to April 30, 2001. Our acquisition of the remaining 50% interest in Big Sky Canada required that the revenue from this arrangement be eliminated on consolidation.

We earn revenues through our subsidiary Chengdu Big Sky Technology Services Ltd.

Chengdu Big Sky Technology Services Ltd.

Chengdu Big Sky Network Technology Services Ltd., a wholly owned subsidiary of China Broadband Corp. ("Big Sky Technology Services"), commenced operations in October 2001 and had 177 corporate subscribers and 112 residential subscribers connected at September 30, 2003 (82 corporate subscribers at September 30, 2002). Big Sky Technology Services recorded gross sales of $45,250 in the third quarter of 2003 (2002 - $40,617), and $138,984 in the nine months ended September 30, 2003 (2002 - $94,900) and $301,505 since inception. If Big Sky Technology Services becomes cash flow positive, we anticipate it will re-invest its after tax income, if any, in related business opportunities in China. We do not anticipate Big Sky Technology Services will pay any dividends in the foreseeable future.

We have invested approximately $568,715 in equipment and working capital in Big Sky Technology Services to date. We do not anticipate having to contribute additional equipment or working capital as Big Sky Technology Services has become self-sustaining. Additional investments will be made based upon the potential for a short-term payback of such investment. Future growth is anticipated to be funded primarily by revenues from services.

Expenses

During the three and nine months ended September 30, 2003, we incurred operating expenses of $559,156 (2002 - $420,593) and $1,470,778 (2002 - $1,616,252) respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002	PERIOD FROM FEBRUARY 1, 2000 TO SEPTEMBER 30, 2003
Calgary Office Costs	$232,132	$50,401	$466,926	$479,158	$3,014,611
Beijing Office Costs	$105,000	$124,431	$315,000	$320,151	$2,085,649
Big Sky Technology Services	$17,762	$38,399	$91,317	$101,418	$284,163
Professional Services	$11,958	$(323)	$59,828	$83,983	$1,901,622
Investor Relations	$411	$2,039	$6,075	$22,700	$1,164,058
Amortization	$38,308	$51,227	$119,998	$151,572	$3,352,205
Non Cash Compensation	$153,585	$141,327	$411,634	$441,227	$1,337,417
Miscellaneous	$-	$13,092	$-	$16,043	$212,114
TOTAL	$559,156	$420,593	$1,470,778	$1,616,252	$13,351,839

Calgary office expense includes the costs of executive management and administrative consultants, travel, rent, insurance, and general office costs associated with maintaining an investor relations/regulatory administration office in North America. For the three months ended September 30, 2003 Calgary office costs have increased 370% over the same period in 2002. This increase is due to a payment of $50,000 for a wireless contract whereby we have the right to test wireless data access in parts of China with the government of China. Other factors in the increase include additional travel expenses of approximately $35,000 in connection with our private placement of $2,000,000 and approximately CDN $9,000 in back taxes for Big Sky Network Canada Ltd. assessed by Canada Customs and Revenue Agency. Management is of the opinion that these back taxes have been assessed in error and are working with Canada Customs and Revenue Agency on this issue.

Beijing office costs include the costs of maintaining business operations and our principal business office in China In the three and nine months ended September 30, 2003, Beijing office costs have remained relatively stable over the same periods in 2002 despite significant reductions in salaries, contract fees, and travel expenses.

Professional services include accounting, audit and legal advisory costs. For the three months ended September 30, 2002, professional costs were down due to actual costs being less than amounts accrued. For the nine months ended September 30, 2003, professional fees have decreased by 39% primarily in legal fees due to the Company doing fewer business deals and having fewer securities filings. As well, during the nine months ended September 30, 2003, we received $20,439 in legal costs which had been awarded to us by the Court of Queen's Bench of Alberta due to The Orbiter Fund Ltd., The Viator Fund Ltd., Lancer Offshore Inc. and Lancer Partners Limited Partnership (collectively, the "Plaintiffs") choosing to discontinue an action which had been filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0101-07232) on March 29, 2001. We expect that in the last three months of 2003, our audit and legal fees will increase noticeably due to increased business activity, a private placement of $2,000,000 and an upcoming registration statement.

We believe that we have minimized our expenses without impacting our ability to take advantage of opportunities for growth should they present themselves.

Amortization and depreciation expense recorded during the first three quarters of 2003, resulted from the depreciation of office equipment and leasehold improvements.

Non-cash stock compensation expense was $153,585 in the three months ended September 30, 2003 (2002 - $141,327) and $411,634 in the nine months ended September 30, 2003 (2002 - $441,227).

Summary of Non-cash Compensation Expense for the three months ended September 30, 2003
	Expense	Unamortized Deferred Compensation
Options
Options granted February 2, 2001	$59,859	$82,009
Options granted June 29, 2001	$395	$4,236
Options granted November 13, 2001	$10,829	$162,449
Options granted April 10, 2002	$14,510	$8,142
Options granted August 27, 2002	$487	$2,977
Options granted October 21, 2002	$63,798	$175,629
Options granted April 25, 2003	$3,707	$23,051
Total	$153,585	$458,493

On September 4, 2003 the board of directors approved the issuance of 300,000 options to three new directors. These options were priced at fair market value on the date of the grant with an exercise price of $0.15 per share. One third of the options vested immediately upon issuance with one third vesting one year from the date of grant and the last third vesting two years from the date of grant. All unexercised options expire on September 4, 2008.

Losses

The Chengdu joint venture is accounted for on an equity basis. The loss in Chengdu joint venture, $54,414 for the three months ended September 30, 2003 (2002 - $57,600) and $140,662 for the nine months ended September 30, 2003 (2002 - $187,700) has not been recognized into income as a result of the write down of the entire investment in Chengdu joint venture in 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003 we had cash and cash equivalents of $724,333 and a working capital surplus of $828,551 compared to a working capital surplus of $1,736,597 at December 31, 2002. Funds used in operations for the three months ended September 30, 2003 increased to $357,413 an increase of 68% from $212,886 for the same period in 2002. Subsequent to September 30, 2003, we made a 60-day loan of $500,000 to Big Sky Energy Kazakhstan Ltd. under the terms and conditions of the Share Exchange Agreement which was entered into on October 27, 2003. This substantially reduced our working capital for the short term; however, we do not foresee Big Sky Energy Kazakhstan Ltd. defaulting on repayment of this loan.

Since inception, we have financed operations primarily through sales of equity securities and have raised a total of $12,464,053, net of share issuance costs of $177,740. On a consolidated basis, our current operating cash expenditures are expected to be approximately $150,000 per month.

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

We did not raise any financing during the nine months ended September 30, 2003. However, on October 31, 2003, our board of directors approved a private placement of 8,000,000 common shares of our common stock at $0.25 per share. Under the terms of the private placement we have until December 30, 2003 to close on the funds and must file a registration statement with the U.S. Securities and Exchange Commission within 90 days of the first closing. Should we fail to file a registration statement in the allotted time frame, we will be required to issue to each purchaser of the private placement an additional 0.2 common share for each share purchased by the purchaser under the private placement. Management believes that it will be able to close on this private placement prior to the end of 2003.

RELATED PARTY TRANSACTIONS

a) On November 7, 2003, MH Financial Management Ltd., a corporation controlled by our Chairman and Chief Executive Officer, Mr. Matthew Heysel, entered into a Option Purchase Agreement with a third party whereby MH Financial Management Ltd. transferred all its rights in a Stock Option Agreement with two of China Broadband Corp.'s shareholders under which MH Financial Management Ltd. had the right to purchase 1,620,000 shares at a price of $0.10 per share until January 11, 2005 to a third party for a total cost of $1.00 and future consideration to be determined by the parties at a future date which will be disclosed at that time.

b) On November 6, 2003, BSEK entered into a Frame Agreement of Jointly Cooperation ("Frame Agreement") with Shengli Oilfield Junwei Pretroleum-Tech Development Co., Ltd., a wholly-owned subsidiary of Sino-pec ("Shengli-Sino-pec"). Under the terms of the Frame Agreement Shengli-Sino-pec will subscribe for 10,000,000 shares of BSEK with a purchase price of $2,300,000. This transaction will give Shengli-Sino-pec 50% ownership in BSEK. These funds will be used to pay a $1,000,000 signature bonus to the Kazakhstan government, $300,000 for historical costs and $1,000,000 to initiate oil production.

The payment schedule of the signature fees and historical costs will be as follows:

-$250,000 before November 25, 2003;

-$500,000 before December 28, 2003;

-$150,000 before January 20, 2004;

-$150,000 within 15 days of BSEK's board of directors approving a working plan; and

-$250,000 when daily production reaches 50 tonnes per day or accumulative production reaches 10,000 tonnes total.

The funds required to initiate oil production will be advanced as per a mutually agreed upon working plan to be approved by the board of BSEK.

c) On October 27, 2003, we entered into a Share Exchange Agreement with Big Sky Energy Kazakhstan Ltd. ("BSEK"), an Alberta corporation, and all its shareholders of record as of that day. Under the terms of the Agreement, we forwarded $500,000 to BSEK as a short-term loan which must be repaid within 60 days. As well, we will be required to issue up to a maximum of 8,000,000 common shares in a share exchange offer with the shareholders of record as of October 27, 2003 of BSEK. We have retained PetroGlobe (Canada) Ltd. to conduct a fair market valuation on an existing oil and gas lease and the options held on two additional oil and gas leases all of which are in Kazakhstan and are held by BSEK's subsidiary, KoZhaN LLP. Based upon the fair market valuation, up to a maximum of 8,000,000 of our common shares will be issued to the shareholders of BSEK in exchange for their shares in BSEK. We will be the sole shareholder of BSEK following the completion of this transaction. Management anticipates this transaction will be completed by the end of November 2003. BSEK is currently controlled by Big Sky Energy Canada Ltd., a British Virgin Islands corporation, Mr. Matthew Heysel, Mr. Daming Yang and Mr. Glenn Van Doorne. Big Sky Energy Canada Ltd. is the largest shareholder of BSEK. Mr. Matthew Heysel, who is a shareholder and our Chairman and Chief Executive Officer, is Chairman and Chief Executive Officer of BSEK and is also the Chairman and Chief Executive Officer of Big Sky Energy Canada Ltd. Mr. Daming Yang, who is a shareholder, a director and our President, is the President and a director of BSEK and is also the President and a director of Big Sky Energy Canada Ltd. Mr. Kai Yang, who is one of our major shareholders and Mr. Daming Yang's brother, is the sole shareholder of Big Sky Energy Canada Ltd.

d) On September 4, 2003 the board of directors approved the issuance of 300,000 options to three new directors. These options were priced at fair market value on the date of the grant with an exercise price of $0.15 per share. One third of the options vested immediately upon issuance with one third vesting one year from the date of grant and the last third vesting two years from the date of grant. All unexercised options expire on September 4, 2008.

e) On August 26, 2003, the Board of Directors approved the issuance of 682,802 common shares under the Alternative Compensation Plan to Precise Details, Inc., a company over which Thomas Milne, the Company's Chief Financial Officer and a director, has control. These shares were issued to settle debt owed to Precise Details, Inc. for the services of Mr. Milne for a total of $60,443.

f) During the three months ended September 30, 2003 Matthew Heysel, our Chief Executive Officer paid us $6,768 for personal expenses incurred by us while he was traveling on business during the second quarter of 2003.

g) On July 11, 2003, the Company's Chief Executive Officer, Mr. Matthew Heysel, through his privately held corporation, MH Financial Management Ltd., entered into a Stock Option Agreement with two of the Company's shareholders. Under this agreement, MH Financial Management Ltd. has the option to purchase 1,620,000 shares of the Company's common stock held by two shareholders at a price of $0.10 per share. The option to purchase is valid for eighteen months from the date of the agreement. As well, an irrevocable proxy has been delivered to MH Financial Management Ltd. granting it the power to vote the shares at all annual and special meetings of the Company's shareholders until the expiry date of the agreement or the purchase of the shares, whichever occurs first.

h) In April 2003, several of our Advisory Board members returned for cancellation option agreements representing options to acquire 600,000 common shares at $1.00 per share. No compensation was paid to the members for cancellation of the options.

i) On April 25, 2003, our Board of Directors approved the issuance of 800,000 options to several of our Advisory Board members. These options were priced at the fair market value on the date of grant with an exercise price of $0.05 per share. One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last one-third vesting two years from the date of grant. All unexercised options expire on April 25, 2008.

NEW ACCOUNTING PRONOUNCMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 has not had a material impact on the Company's business, results of operations and financial condition.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had a material impact on the Company's business, results of operations and financial condition.

Effective January 1, 2003, the Company adopted the provisions of SFAS 145: Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and technical corrections, which required the Company to reclassify an extraordinary item relating to extinguishment of debt to operating income. The extraordinary item in the amount of $1,422,225 was reclassified to general and administration expenses in the cumulative period from inception February 1, 2000 to September 30, 2003 on the condensed, consolidated statement of operations and deficit.

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures we must make about our obligations under certain guarantees that we have issued. It also requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligations we have undertaken in issuing the guarantee. The initial recognition and initial measurement provisions are to be applied only to guarantees issued or modified after December 31, 2002. Adoption of these provisions has not had a material impact on our financial position or results of operations.

In January 2003, the FASB issued FIN 46, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. During October 2003, the FASB issued FSP 46-6 which is effective for financial statements issued after October 9, 2003, and provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after December 15, 2003. We are currently evaluating the impact of this interpretation.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, except as follows.

As more fully described in Note 9 to the condensed consolidated financial statements as filed in Amendment No. 1 to our Form 10-QSB for the period ended June 30, 2003, subsequent to the issuance of our financial statements for the quarter ended June 30,2003, we determined that the stock based compensation expense did not reflect the proper amounts for options subject to variable plan accounting. We are developing additional internal controls and procedures to better monitor non-cash compensation expense on a quarterly basis to improve our financial reporting and public disclosures.

PART II

ITEM 1. LEGAL PROCEEDINGS

There were no pending legal proceedings against us during the quarter ended September 30, 2003 and no legal proceedings against us are currently pending.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

On August 26, 2003, we issued 682,802 shares of our common stock with an accrued value of $60,443 under our Alternative Compensation Plan to Precise Details Inc., a company controlled by Mr. Thomas Milne, our Chief Financial Officer and a member of our Board of Directors. The value of $60,443 was attributed to the services provided to us by Mr. Milne's company during the period from January to August 2002. The shares were issued to settle the amount owed to Mr. Milne's company for these services. No costs or expenses were incurred in connection with this issuance.

The sale of theses shares of common stock was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. This issuance was an offshore transaction since the sole offeree was not in the United States and the sole purchaser was outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States. All documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Mr. Milne's company, as the sole purchaser, certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and we are required to refuse to register any transfer that does not comply with such requirements.

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

10.29 (7)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang
10.30 (12)	Letter of Intent dated June 1, 2001 between Big Sky Network Canada Ltd. and Shanghai Min Hang Cable Television Center
10.31 (12)	Memorandum of Understanding dated June 18, 2001 between Big Sky Network Canada Ltd. and Beijing Gehua Cable TV Networks Co., Ltd.
10.32 (12)	Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing Branch of Ji Tong Network Communications Co., Ltd.
10.33 (12)	Consulting Agreement dated April1, 2001 between China Broadband Corp. and Precise Details Inc.
10.34 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and M.H. Financial
10.35 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Daming Yang

10.36 (12)	Indemnity Agreement dated June 29, 2001 between China Broadband Corp. and Matthew Heysel
10.37 (13)	Memorandum of Understanding between Big Sky Network Canada Ltd. and Fujian Provincial Radio and Television Network Co. Ltd. dated July 10, 2001
10.38 (14)	Note Cancellation Agreement between China Broadband Corp. and Canaccord International Ltd.
10.39 (15)	Consulting Agreement, dated July 1, 2001, between China Broadband Corp and Barry L. Mackie
10.40 (15)	Memorandum of Understanding between Chengdu Big Sky Network Technology Services Ltd. and Jitong Network Communications Co. dated October 15, 2001
10.41 (15)	Consulting Agreement, dated April 1, 2001 between China Broadband Corp. and Richard Lam
10.42 (17)	Joint Project Contract between the Chong Qing Branch of Jitong Network Communications Co. Ltd. and Chengdu Big Sky Network Technology Services Ltd. dated October 31, 2001
10.43 (17)	Alternative Compensation Plan
10.44 (17)	Fee Arrangement Agreement dated January 28, 2002 between China Broadband Corp. and Michael Morrison
10.45 (18)	Agency Agreement between China Broadband Corp. and Canaccord Capital (Europe) Limited dated March 13, 2002
10.46 (19)	Agreement of Cooperative Rights & Interests Assignment between Big Sky Network Canada Ltd. and Winsco International Limited dated September 13, 2002 - English Translation
10.47 (21)	Share Exchange Agreement, dated October 27, 2003, between China Broadband Corp., Big Sky Energy Kazakhstan Ltd. and its shareholders.
16.1 (9)	Change in Auditor Letter of Amisano Hanson
16.2 (10)	Change in Auditor Letter of Arthur Anderson LLP
21.1 (20)	List of subsidiaries of registrant (see "Overview of Corporate Structure" in this Annual Report)
31.1	Section 302 Certification - Chief Executive Officer
31.2	Section 302 Certification - Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(1)	Previously filed on Form 10-SB on December 2, 1999.
(2)	Previously filed on Form 8-K filed on April 28, 2000.
(3)	Previously filed on Form 10-KSB on July 11, 2000.
(4)	Previously filed on Form 8-K filed on September 29, 2000.
(5)	Previously filed on Form S-1 filed on December 6, 2000.
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

(7)	Previously filed on Form 8-K/A on December 12, 2000.
(8)	Previously filed on Form 10-KSB on March 28, 2001.
(9)	Previously filed on Form 8K on August 25, 2000.
(10)	Previously filed on Form 8K on September 26, 2000.
(11)	Previously filed on Form S-1, Amendment No. 1 on April 6, 2001.
(12)	Previously filed on Form S-1, Amendment No. 3 on July 2, 2001.
(13)	Previously filed on Form S-1, Amendment No. 4 on July 27, 2001.
(14)	Previously filed on Form S-1, Amendment No. 5 on August 10, 2001.
(15)	Previously filed on Form S-1, Amendment No. 7 on October 25, 2001.
(16)	Previously filed on Form 10-QSB on November 14, 2001.
(17)	Previously filed on Form 10-KSB on April 1, 2002.
(18)	Previously filed on Form S-1 on April 12, 2002.
(19)	Previously filed on Form 8-K/Amendment No. 1 on October 30 2002.
(20)	Previously filed on Form 10-KSB on April 16, 2003.
(21)	Previously filed on Form 8-K on October 31, 2003

b) Reports on Form 8-K.

i.	Form 8-K filed September 8, 2003 reporting the appointment of three new board of director members.
ii.	Form 8-K filed October 31, 2003 reporting the Share Exchange Agreement between China Broadband Corp, Big Sky Energy Kazakhstan Ltd. and it's shareholders.

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