Form 10KSB
period 2003-12-31
CHINA ENERGY VENTURES CORP
filed 2004-03-30
CIK 1075247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-------------------------

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

[ ]  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-28345

China Energy Ventures Corp. (Exact name of small business issuer in its charter)
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Revenue for the most recent fiscal year: $184,328

Aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant using the average of the bid and asked price of the common stock, as of March 25, 2004: $25,969,077

Number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2003: 31,096,603 shares of common stock, par value US$0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

We are a development stage company, which means we are in the process of developing our business. We have incurred losses since inception and we anticipate that we will continue to incur losses in the foreseeable future. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from our operations or raise additional capital through debt or equity financings to meet our working capital and joint venture capital contribution obligations.  During the last six months, management has established new operations in the oil and gas industry and has also raised sufficient working capital to maintain minimum operations through March 2005.

OVERVIEW OF CORPORATE STRUCTURE

We were incorporated in February 1993 as Institute for Counseling, Inc. under the laws of the State of Nevada.  On April 14, 2000, we acquired China Broadband (BVI) Corp., a British Virgin Islands company incorporated in February 2000, by issuing 13,500,000 shares of our common stock in exchange for all of the issued and outstanding common stock of China Broadband (BVI) Corp.  The former shareholders of China Broadband (BVI) Corp. became our controlling shareholders.  On April 14, 2000, subsequent to the above acquisition, we changed our name to "China Broadband Corp." and merged China Broadband (BVI) Corp. into China Broadband Corp.  Our principal business office is located at 1002, Building C, Huiyuan Apartment, Asia Game Village, Beijing, China, 100101, and our phone number there is 86-10-6499-1255.  We maintain an administrative branch office for North American investor relations and U. S. regulatory compliance at 1980, 440-2 Avenue S.W., Calgary, Alberta, Canada, T2P 5E9, and our phone number there is 403-234-8885.

We, through Big Sky Networks Canada Ltd, referred to as Big Sky Canada, hold a 100% interest in Chengdu Big Sky Network Technology Services Ltd., referred to as Chengdu Technology Services, which resells high speed broadband Internet service to companies and residents in the section of Chengdu designated as a high technology park.

On October 27, 2003, China Energy Ventures Corp. entered into a Share Exchange Agreement with Big Sky Energy Kazakhstan Ltd., referred to as BSEK, a private company incorporated in Alberta, Canada, and all its shareholders of record.  Under the terms of the Agreement, we were required to issue up to a maximum of 8,000,000 common shares in a share exchange offer with the shareholders of record of BSEK as of October 27, 2003.  Management determined the net asset value per share and the number of shares to be issued based upon various criteria including a third party valuation.   On January 12, 2004, we issued 8,000,000 of our common shares to the shareholders of BSEK in exchange for their shares in BSEK.

BSEK has a 90% interest in KoZhaN LLP, referred to as KoZhaN, a Republic of Kazakhstan limited liability partnership, which has three petroleum licences in the Atyrau region of Kazakhstan.

On December 29, 2003, we changed out name from China Broadband Corp. to China Energy Ventures Corp.

On March 9, 2004, we solicited votes from selected shareholders of record and received an affirmative vote of 51% to approve an increase in the number of our authorized shares of common stock from 50,000,000 to 150,000,000, par value $0.001 per share.  We will effect this increase by filing an amendment to our Articles of Incorporation once we have met our obligations under the rules and regulations of the Securities and Exchange Commission which will be on or about April 8, 2004.

On July 8, 2000, Big Sky Canada and Chengdu Huayu Information Co. Ltd. entered into a cooperative joint venture contract to form a joint venture company, Sichuan Huayu Big Sky Network Ltd., referred to as our Chengdu joint venture, under the laws of the People's Republic of China on Cooperative Joint Ventures using Chinese Foreign Investment.  We had agreed to provide up to $5,500,000 in financing for the joint venture, in the form of cash and equipment.  The Chengdu joint venture was granted the exclusive right to provide equipment and technical services to our Chinese joint venture partner’s subscribers to enable these subscribers to access the Internet.

The following figure sets forth our corporate structure.

China Energy Ventures Corp. a Nevada corporation
100%	100%
Big Sky Network Canada Ltd. a British Virgin Islands corporation	Big Sky Energy Kazakhstan Ltd. an Alberta corporation
100%	50%	90%
Chengdu Big Sky Network Technology Services Ltd. a Chinese limited liability corporation	Sichuan Huayu Big Sky Network Ltd.(1) a Chinese limited liability corporation	KoZhaN LLP A Kazakhstan limited liability partnership
(1)	Big Sky Canada has a 50% interest in the joint venture and a profit interest of 65% from 2001 through 2007; 50% from 2008 through 2014; and 35% from 2015 through 2020.

Neither we nor any of our subsidiaries have been subject to any bankruptcy, receivership or similar proceedings.

OVERVIEW OF BUSINESS STRATEGY

Oil and Gas Business

Recently, we decided to redirect our efforts towards the exploration and exploitation of oil and gas in selected countries.  Our objective is to find shallow (less than approximately 3000 feet) fields with proven reserves that require some enhanced recovery, workover, additional drilling or stimulation, and that have an exploration upside, located near infrastructure and markets, in countries with favorable fiscal and tax regimes and well developed commercial laws, including adequate environmental regulations.  We determined that Kazakhstan was one such country that meets these criteria and commenced efforts to locate acquisition opportunities there.

Big Sky Energy Kazakhstan Ltd.

Big Sky Energy Kazakhstan Ltd. was incorporated on July 29, 2003 in Alberta, Canada and holds a 90% interest in KoZhaN.

On October 7, 2003, BSEK entered into a Share Purchase Agreement with Shengli Oilfield Junwei Petroleum-Tech Development Co., Ltd., a wholly-owned subsidiary of Sino-pec.  Sino-pec is a vertically integrated energy and chemical company that is engaged in oil and gas exploration and production, and the production and distribution of oil and chemical products.  Under the terms of the Share Purchase Agreement, Shengli was to acquire a 50% interest in the equity share capital of BSEK by subscribing for 10,000,000 shares of BSEK for $2,300,000.  These shares were issued from treasury.  This Share Purchase Agreement was amended on November 6, 2003, when BSEK entered into a Frame Agreement of Jointly Cooperation (“Frame Agreement”) with Shengli. Under the terms of the Frame Agreement, Shengli will continue to subscribe for 10,000,000 shares of BSEK with a purchase price of $2,300,000 to be paid in tranches.  These funds will be used to pay $1,000,000 in signature bonuses to the Kazakhstan government (which consists of three one-time fees paid upon the signing of contracts for the exploration and development of hydrocarbons for the Morskoye, Karatal and Dauletaly fields), $300,000 for historical costs and $1,000,000 to initiate oil production.

The payment schedule in the Frame Agreement for the signature fees and historical costs was as follows:

-$250,000 before November 25, 2003;

-$500,000 before December 28, 2003;

-$150,000 before January 20, 2004;

-$150,000 within 15 days of BSEK’s board of directors approving a working plan; and

-$250,000 when daily production reaches 50 tonnes per day or accumulative production reaches 10,000 tonnes total.

Shengli paid the November 25, 2003 required payment of $250,000 in late December 2003 and no further payments have been received as of the filing date of this report on Form 10-KSB. This investment represents Shengli’s first international transaction and they have indicated that they are waiting to review the government approvals to allow drilling before they will furnish the rest of their investment.

On January 30, 2004, after discussions with Shengli regarding Shengli’s failure to abide by the payment schedule, BSEK and Shengli entered into an Escrow Agreement whereby the 10,000,000 shares of BSEK that Shengli subscribed for on October 7, 2003 will be held in escrow pending payment in full by Shengli.   If payment of at least $2,050,000 of the subscription amount is not received by the escrow agent by the later of March 1, 2004 or the date that the KoZhaN spuds its first well in the Morskoye field, which is expected to occur in the second quarter of 2004, BSEK shall have the right to cancel the subscription agreement and repay all subscription amounts received out of production net-revenue from the well or wells on the site, at a rate of 50% of such net-revenue. Our U.S. securities counsel, Mr. Scott Lawler is the escrow agent under this agreement.  Shengli has assigned its voting rights to this stock to the board of directors of BSEK until the shares are fully paid for.  Prior to release from escrow, any of the shares that are paid for, shall be voted by BSEK’s Board of Directors at any annual or general meeting of shareholders or pursuant to any shareholder action taken by written consent.

BSEK anticipates receiving the majority of the remaining investment before activities commence in the Morskoye field.

This transaction, once completed, will give Shengli 50% ownership in BSEK.

On October 27, 2003, China Energy Ventures Corp. entered into a Share Exchange Agreement with BSEK and all its shareholders of record.  Under the terms of the Agreement, we forwarded $500,000 to BSEK as a short-term loan which was to be repaid within 60 days.  As well, we were required to issue up to a maximum of 8,000,000 common shares in a share exchange offer with the shareholders of record of BSEK as of October 27, 2003.  Management determined the net asset value per share and the number of shares to be issued based upon various criteria including a valuation performed by PetroGlobe (Canada) Ltd., a third party independent.  In December 2003, we forwarded $625,000 to BSEK as a short-term loan which was to be repaid within 60 days. On January 12, 2004, we issued 8,000,000 of our common shares to the shareholders of BSEK in exchange for their shares in BSEK thereby giving us 100% ownership of BSEK.  On January 14, 2004, BSEK made a payment of $250,000 on the initial loan made in October 2003. On January 20, 2004, we extended the repayment terms on both loans to BSEK to June 1, 2004 and set the interest rate at 5% per annum.  This transaction did not result in a change in control of China Energy Ventures Corp.

Mr. Matthew Heysel, who is a shareholder, Chairman and Chief Executive Officer of China Energy Ventures Corp. was Chairman and Chief Executive Officer of BSEK and also the Vice-Chairman of KoZhaN at the time of the Share Exchange Agreement with BSEK.   Mr. Heysel, as a board member of China Energy Ventures Corp. and BSEK, voluntarily abstained from voting on the transaction with BSEK.  Mr. Heysel continues to hold his directorships and offices with these entities.

Mr. Daming Yang, who is a shareholder, director and President of China Energy Ventures Corp., was the President and a director of BSEK and also the Chairman of KoZhaN at the time of the Share Exchange Agreement with BSEK.  Mr. Yang, as a board member of China Energy Ventures Corp. and BSEK, voluntarily abstained from voting on the transaction with BSEK. Mr. Yang continues to hold his directorships and offices with these entities.

Mr. Kai Yang, at the time of the Share Exchange Agreement with BSEK, was a major shareholder of China Energy Ventures Corp., the sole shareholder of Big Sky Energy Canada Ltd. which held 80% of the stock of BSEK and is Mr. Daming Yang’s brother.

On February 27, 2004, we entered into an Asset Purchase Agreement with IbrizOil Inc., an Alberta corporation, referred to as Ibriz.  Under the terms of the agreement, Ibriz assigned its 5% over-riding royalty (the “Asset”) in BSEK’s interest in KoZhaN in exchange for common stock of China Energy Ventures Corp.  BSEK has a 90% interest in KoZhaN, a limited liability partnership, which has three petroleum licences in the Atyrau region of Kazakhstan.  The value of the Asset was determined using the results of the valuation report performed by PetroGlobe (Canada) Ltd. in connection with the Share Purchase Agreement entered into by China Energy Ventures Corp. and BSEK on October 27, 2003.  The amount of common stock issued was determined using the average closing price of our common stock for the five days prior to February 27, 2004.  On March 4, 2004, we issued 681,475 common shares to Ibriz in connection with the agreement. At the time of this transaction, Mr. Van Doorne was our Executive Vice President, the Managing Director of BSEK and a shareholder of China Energy Ventures Corp., as well as, the Chief Executive Officer, a director and a shareholder of Ibriz.

KoZhaN LLP

KoZhaN LLP was incorporated as a limited liability partnership on April 28, 2001 in the Republic of Kazakhstan by five Kazakhstani nationals unrelated to us.

On February 17, 2003, KoZhaN entered into agreements with the Government of Kazakhstan for the exploration and development of three petroleum licences in the Atyrau region of western Kazakhstan.

-

The Morskoye license covers an area of 74.6 km2 (18,434 acres).  The Morskoye field was discovered in 1965 and has proven recoverable reserves of 3 million bbls, as determined by PetroGlobe (Canada) Ltd., an independent engineering company based in Calgary, Canada (the Government of Kazakhstan established proven recoverable reserves of 506kt (4.2 million bbls)).  In 1965, five wells were drilled in the field, resulting in four oil wells.  One well tested a combined oilflow of 1500 barrels of oil per day (“bopd”).  The wells were shut-in and have never produced oil. We plan to drill one development well during the second quarter of 2004.

-

The Karatal license covers an area of 420.8 km2 (103,982 acres).  Several wells drilled in the late 1960s on the property tested small oil flows.  This license has not been evaluated by PetroGlobe (Canada) Ltd.  The Government of Kazakhstan has established proven recoverable reserves of 337kt (2.8 million bbls).

-

The Dauletaly license covers an area of 135 km2 (33,359 acres).  No reserves have been established on the license which is adjacent to the Krykmyltyk field which is currently producing approximately 2,000 bopd.

On August 11, 2003, in an arms-length transaction, the five shareholders of KoZhaN, each holding a 20% interest in KoZhaN, entered into a Sale and Purchase Agreement with BSEK whereby BSEK purchased a 90% interest in KoZhaN for future consideration based upon the achievement of KoZhaN production milestones.  BSEK entered into this agreement in order to obtain the contractual rights for exploration and development for the Morskoye, Karatal and Dauletaly fields owned by KoZhaN.  BSEK currently owns a 90% interest in KoZhaN and the remaining five shareholders each own a 2% interest.  BSEK is required to make the following payments to the five shareholders, as a group, upon KoZhaN achieving the following milestones:

-

$100,000 after the receipt by KoZhaN of payment in full for two sales of a commercial quantity of oil produced, saved, marketed and sold by KoZhaN.  Each sale shall not be of less than 4,000 tonnes of oil and shall be calculated after deducting the government’s share of production, if any.

-

$300,000 after the receipt by KoZhaN of payment in full for a cumulative production of 40,000 tonnes of a commercial quantity of oil produced, saved, marketed and sold by KoZhaN.  The 40,000 tonnes shall be calculated after deducting the government’s share of production, if any.

-

$400,000 after the receipt by KoZhaN of payment in full for a cumulative production of 150,000 tonnes of a commercial quantity of oil produced, saved, marketed and sold by KoZhaN.  The 150,000 tonnes shall be calculated after deducting the government’s share of production, if any.

-

$500,000 after the receipt by KoZhaN of payment in full for a cumulative production of 250,000 tonnes of a commercial quantity of oil produced, saved, marketed and sold by KoZhaN.  The 250,000 tonnes shall be calculated after deducting the government’s share of production, if any.

-

A quarterly payment per barrel of oil produced, saved, marketed and sold by KoZhaN (“Production Payment”).  Such production is to be calculated after deducting the government’s share of production, if any. The Production Payment shall equal $0.35 per barrel if the price of oil is equal to or less than $14.00, $0.75 per barrel if the price of oil is greater than $14.00 and less than or equal to $18.00, $1.00 per barrel if the price of oil is greater than $18.00 and less than or equal to $22.00, or $1.50 per barrel if the price of oil is greater than $22.00.  The price of oil shall be determined as a quarterly average based on a calendar year and calculated based on the actual value of oil realized by sale of the oil, net of transportation and tariff costs.

-

Upon awarding of a new tender for subsoil use rights outside the Contract Territories, KoZhaN shall pay a bonus of $0.05 times the total oilfield reserves associated with that award as defined in State Balance of Reserves (Oil) of Kazakhstan as of January 1, 2000.  Payment of the bonus shall be made within 30 days of the tender being awarded.

-	Under the terms of the Sale and Purchase Agreement, 1 tonne equals 7 barrels.

Chinese Internet Business

Foreign companies are not permitted to operate telecommunication businesses, own broadcast rights or hold Internet operating permits in China.  We initially conducted our business by joint venturing with Chinese companies authorized to operate telecommunications businesses.  We found that this model did not work well so we incorporated our wholly owned subsidiary, Chengdu Technology Services, which assists our subscribers in the Chengdu High Tech Park with developing turnkey solutions to modify their existing computer systems so that they are Internet ready.  As well, Chengdu Technology Services resells Internet access service purchased from authorized Internet providers.  The subscribers are charged a monthly fee for these services.  In addition, Chengdu Technology Services will provide technical services to affiliated joint ventures and third parties. Chengdu Technology Services plans to provide a range of value added services to companies, directly or through strategic alliances with an appropriate service provider. We, through our subsidiaries, plan to use this business model in other Chinese cities.

China currently has an online population of approximately 68 million people, most using slow dial-up systems. We feel that China’s entry into the World Trade Organization and the government’s commitment to expanding the use of the Internet will focus the growth of the Internet on broadband access versus dial up service.

Growth Of Internet Usage In China

Given China's large population and the commitment of the Chinese government to the rapid development of the Internet in China, we believe that China represents enormous potential for Internet use in the long-term.  In recent years, Internet use in China has grown rapidly.  According to International Data Corporation’s “Internet Environment in China, 2000” report of December 2000, International Data Corporation projected that the number of Internet users in China would grow to approximately 36.83 million in 2003. According to a July 2003 report by the China Internet Network Information Center survey, the number of Internet users had reached 68 million exceeding International Data Corporation’s 2000 estimate; confirming our belief that Internet usage is growing at even a faster pace than predicted.

The China Internet Network Information Center’s survey entitled "12th Statistical Survey on the Internet Development in China", issued in July 2003, reported that there were 68 million Internet users in China and of these, 45.01 million users were using dial-up service while only 9.80 million users were using broadband service.  In the July 2003 survey, only 5.2% of respondents indicated that their access speed was “excellent” and only 33.2% of respondents were “satisfied” with their access speed.  17.3% of the respondents thought the cost of access was either “excellent” or “satisfactory”.  We believe that the strategy that we have adopted under which Internet access is provided through broadband networks will allow us to address both of these impediments and will attract existing and new Internet users to use Chengdu Technology Services’ services.  We believe that China's interest in the Internet will continue to grow during the next five years due to the continued role the Chinese government is taking in promoting the development of the Internet.

In addition, according to the results of the “12th Statistical Survey Report on the Internet Development in China” of July 2003, the Internet was utilized mainly by men (60.1% of respondents) with an average age ranging between 18-24 years old (39.1% of respondents).  Of the respondents, 65.9% indicated that their main venue for Internet access was their home computer with 43.0% of respondents using their computer at work as their main access to the Internet. The largest number of respondents (20.8%) indicated their monthly income to be below 500 Renminbi ($60), the currency of China, referred to as RMB, followed closely (18.3%) by respondents with a salary between RMB 501 to 1,000 ($60-120) per month. 30.9% of respondents indicated that they had a high school education level followed closely by 27.1% of respondents who indicated they had a Junior College education level.

The largest portion of respondents (35.5%) indicated that they spend less than RMB 50 ($6) on a monthly basis to access the Internet.  An additional 32.5% indicated they spent RMB 51-100 ($6-12) per month on Internet access.  Only 21.8% of respondents indicated that they spent RMB 101-200 ($12-24) per month on Internet access.  Chengdu Technology Services currently charges a combined fee of between RMB 100 ($12) for residential subscribers and RMB 800 ($100) to RMB 1,000 ($125) per month for commercial subscribers depending on the service area.  We believe that the access fees outlined in the survey are largely based upon dial up service (45.01 million), and that these charges are calculated on the clients

Internet usage.  Based on this, we believe that Chengdu Technology Services is competitively priced as we offer unlimited access, better access reliability and faster speed.

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

Under the terms of the cooperative joint venture contract dated September 29, 1999, Big Sky Canada, our subsidiary, and China Merchants Shekou Industrial Zone Ltd. had agreed to form a joint venture company, Shenzhen China Merchants Big Sky Network Ltd., under the law of the People's Republic of China on Cooperative Joint Ventures using Chinese-Foreign Investment.  The establishment of our Shekou joint venture was approved by the Department of Foreign Trade and Economic Cooperation and the Municipal Government of Shenzhen, and a Business License confirming its establishment was issued by the State Administration of Industry and Commerce in November, 1999.  The joint venture term was 15 years, extendable upon approval of both joint venture parties and the original approval authorities.  The Shekou joint venture was granted the exclusive right to provide equipment and technical services to our Chinese joint venture partner’s subscribers to enable these subscribers to access the Internet.

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

Under the terms of the cooperative joint venture contract, profits from the joint venture were to be shared as follows:

Period	China Merchants Shekou Industrial Zone Ltd. – Profit Interest	Big Sky Canada Profit Interest
Years 1 –5	40%	60%
Years 6-10	50%	50%
Years 11-15	60%	40%

The Shekou joint venture launched its services in June 2000.

On September 13, 2002, we sold, indirectly through Big Sky Canada, our 50% interest in our Shekou joint venture.  Winsco International Limited, a British Virgin Islands company, agreed to pay an aggregate amount of $2,280,000 in a series of payments commencing five business days after signing and in stages linked to approvals of Chinese government agencies required to complete the transaction. All of the government approvals were received and final payment was received in the first quarter of 2003. Net proceeds, after agent’s fees and professional fees, was approximately US$2,029,000.

Under the terms of the sale, Big Sky Canada had its representatives resign from the Shekou joint venture board of directors and Big Sky Canada assisted Winsco International Limited in the transition of operations and management.  Winsco assumed operating responsibility for the Shekou joint venture from the date of the agreement and we had no further interest in the Shekou joint venture.

Chengdu Joint Venture

We established the Chengdu joint venture in October 2000 with Chengdu Huayu Information Co. Ltd., the municipal broadband network company controlled by the Chengdu municipal government of Chengdu, the capital of Sichuan Province.  Chengdu Huayu Information Co. Ltd. had developed an integrated broadband information network servicing more than 600,000 users.

Under the terms of the cooperative joint venture contract dated July 8, 2000, Big Sky Canada and Chengdu Huayu Information Co. Ltd. agreed to form a joint venture company, Sichuan Huayu Big Sky Network Ltd., under the laws of the People's Republic of China on Cooperative Joint Ventures using Chinese Foreign Investment.  The establishment of our Chengdu joint venture was approved by the Department of Foreign Trade and Economic Cooperation and the Provincial Government of Sichuan, and a Business License confirming its establishment was issued by the State Administration of Industry and Commerce in October 2000.  The joint venture term was 20 years, extendable upon approval of both joint venture parties and the original approval authorities.  The Chengdu joint venture was granted the exclusive right to provide equipment and technical services to our Chinese joint venture partner’s subscribers to enable these subscribers to access the Internet.

We had agreed to provide up to $5,500,000 in financing for the joint venture, in the form of cash and equipment.  We made an initial investment in the amount of $500,000 after Chengdu Huayu Information Co. Ltd. obtained a permit in September 2000, from the Posts and Telecommunications Administration Bureau of Sichuan Province to engage in the business of providing connections to international computer information networks.  The permit was valid for five years from September 2000.  To date, we have made capital and equipment contributions of approximately $1.935 million to the Chengdu joint venture.  Subscriber growth in the Chengdu joint venture was slower than anticipated because the joint venture partner had limited financial and staffing resources to meet its contractual commitments.  Our joint venture partners acknowledged that their lack of financial commitment to the project and inability to upgrade the network has caused the joint venture to experience insubstantial performance.  As a consequence, we took measures to ensure that the existing subscribers’ Internet service was maintained by moving these subscribers to Chengdu Technology Services.

Under the terms of the cooperative joint venture contract, our Chengdu joint venture was to be managed by a board of seven directors, of which we were entitled to appoint four during the first thirteen years of the term of the joint venture and three for the remainder of the term.  Chengdu Huayu Information Co. Ltd. was entitled to appoint three directors during the first thirteen years of the term of the joint venture and four for the remainder of the term.  Chengdu Huayu Information Co. Ltd. was entitled to appoint the chairman of the board and we were entitled to appoint the vice chairman.  Under the terms of the cooperative joint venture contract, profits from the joint venture were to be shared as follows:

Period	Chengdu Huayu Information Co. Ltd. Profit Interest	Big Sky Canada Profit Interest
Years 1 –6	35%	65%
Years 7-14	50%	50%
Years 15-20	65%	35%

The Chengdu joint venture launched its services in October 2000 and during 2002, due to issues with the joint venture partner, we moved all subscribers to Chengdu Technology Services.

Chengdu Technology Services

Chengdu Big Sky Network Technology Services Ltd. was incorporated on June 5, 2001, as a Chinese limited liability corporation and is a wholly owned subsidiary of Big Sky Canada.

Chengdu Technology Services assists its subscribers with developing a turnkey solution to modify their existing computer systems so that they are Internet ready.  As well, Chengdu Technology Services resells Internet access service purchased from authorized Internet providers.  There are over 7,000 registered companies located in the Chengdu High Tech Park, of

which some 500 companies are capable of accessing our fibre network.   Chengdu Technology Services will be exempt from import duties on capital equipment and receive tax holidays.  In addition, Chengdu Technology Services will provide technical services to affiliated joint ventures and third parties. Chengdu Technology Services will provide a range of value added services to companies, directly or through strategic alliances with an appropriate service provider.

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

As of March 25, 2004, we had invested approximately $630,488 worth of equipment and working capital for the start up of Chengdu Technology Services.  We do not anticipate that we will need to make any further capital contributions to Chengdu Technology Services as future growth is anticipated to be funded primarily by revenues from services.

As of March 25, 2004, Chengdu Technology Services had 210 corporate subscribers and 118 residential subscribers.

Regulation Of The Chinese Telecommunications Industry

The telecommunications industry in China is highly regulated by the Chinese government.  China currently prohibits foreign investment enterprises in China and foreign entities (including individuals) from investing in, operating and participating in the operation of telecommunications services without special approval from the government. The provision of Internet connectivity is subject to China’s telecommunications regulations.  Telecommunications regulators have very wide discretion to formulate and apply their own standards in deciding the types of equipment that may be connected to the national telecommunications systems, the forms and types of services that may be offered to the public, and the content of materials that may be made available in China over the Internet.  This regulatory environment restricts the scope and manner of our operations and constrains our business planning and development.

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

China's data communications industry is regulated by the Ministry of Information Industry and other relevant authorities, and licences must be obtained to provide Internet access services.  In China, Internet service providers are classified into three separate classes, as defined by the scope of their business.  The three classes are network service provider, Internet service provider and Internet content provider.  There are currently only five commercial network service providers in China, all of which possess approvals from the State Council.  In addition, only network service providers are allowed to build, operate and manage their own data network infrastructure and directly connect to the Internet outside of China.

Regulatory Framework

The Ministry of Information Industry was created in March 1998 to assume, among other things, the regulatory, administrative and other governmental duties of, and rights previously exercised by, the former Ministry of Posts and Telecommunications and the former Ministry of Electronics Industry.  The Ministry of Information Industry has broad authority to regulate all aspects of the telecommunication and information technology industries in China, which includes the power to:

-	formulate and enforce industry policy, standards and regulations;
-	grant licences to provide telecommunications and Internet access services;

-	formulate tariff and service charge policies for telecommunications and Internet access services;
-	supervise the operations of telecommunications and Internet access service providers;
-	maintain fair and orderly market competition among operators; and
-	manage the day-to-day administration of the national telecommunications sector.

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

Entry Into The Industry

Until 1993, telecommunications regulations and policies in China did not permit entities outside of the China Telecom system to engage in public telecommunications operations in China.  In August 1993, the government opened some non-basic sectors of the telecommunications industry, such as paging and satellite communications, to Chinese entities not affiliated with the Ministry of Information Industry.  Internet protocol telephony operators, Internet service providers and providers of other data communications or value-added service must obtain operating licences or approvals from the Ministry of Information Industry in order to provide services.

Internet Regulation

The Internet industry is regulated by the Ministry of Information Industry in the same manner that it regulates the telecommunications industry generally.  The State Council and the Ministry of Information Industry periodically promulgate regulations relating to the Internet to address public policy considerations.  Internet service providers must obtain operating licences from the Ministry of Information Industry in order to provide Internet access service.  Existing regulations require all Chinese commercial Internet service providers to interconnect their computer networks with one of the five licensed commercial network service providers: China Telecom, Jitong, Unicom, Netcom or China Mobile, in order to provide Internet access.

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

In November 2001, China was admitted to membership in the WTO.  China has begun the process of changing its laws and regulations to comply with its agreements under WTO.  We do not expect the revision of China’s laws will have an adverse effect on us, our joint ventures or our subsidiaries in China.

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

The regulations do not specify the criteria that will be used by regulatory authorities in awarding permits.  We believe that services that Chengdu Technology Services and our Chinese joint venture partners intend to offer in the future will require permits from the Ministry of Information Industry.  See “Overview of Business Strategy.”  We cannot assure you that such permits will be issued.

Foreign Investment In Telecommunications In China

Current regulations in China prohibit foreign investors and foreign-invested enterprises from investing in, operating or participating in the operation of telecommunications services in China without approval from the State Council.  As discussed under “China’s Entry into the WTO” below, this prohibition will be gradually lifted upon China’s accession to the World Trade Organization, an event that was approved on November 10, 2001.

Starting approximately four years ago, numerous foreign investors and Unicom (one of China’s largest telecommunications operators) began establishing investment structures commonly known as “Chinese-Chinese-Foreign” or “CCF” structures to provide wireless telecommunications services in China.  We understand that in a typical project, the foreign investor and Unicom would first establish a joint venture authorized to provide management, consulting, technical and other services to telecommunications operators.  The joint venture would then enter into a series of contracts with Unicom under which the joint venture would provide equipment, management expertise and technical services to Unicom relating to the construction and operation of a wireless telecommunications network.  Typically, the foreign investor would install and own all or almost all of the network equipment, exercise extensive management rights over the operation of the network and receive various technical, consulting, management or service fees from Unicom.  We also understand that these fees were typically based on the revenues or profits that Unicom obtained from the provision of wireless services to its customers using the telecommunication assets owned by the joint venture.   These CCF structures were declared illegal by the Chinese Ministry of Information Industries on the basis that foreign investors were, in fact, operating wireless telecommunications services in China, an industry closed to foreign investment.  The foreign parties to these joint ventures were required to sell their joint venture interests to Unicom, and to terminate their joint ventures

The provision of Internet access services is a telecommunications service that foreign investors and foreign-invested enterprises may not operate.  However, it is our Chinese joint venture partners, and not our joint ventures, that provide such Internet access services.  Our Chinese joint venture partners obtain permits from the Chinese telecommunications authorities authorizing them to engage in the business of providing connections to international computer information networks.  Based on these permits, our Chinese joint venture partners provide Internet access services to their customers and receive Internet access fees from such customers.  Our joint ventures do not provide Internet access services or operate or participate in the operation of any other telecommunications service.  In addition, unlike the foreign investors in the dismantled Unicom CCF joint ventures, we do not have or exercise management control over the networks of our Chinese partners or receive any fees from them.  Rather, our joint ventures provide equipment and installation and maintenance services to our Chinese partners’ customers and receive installation and maintenance fees from such customers.

China's Entry Into WTO

In November 2001, China was admitted to membership in the World Trade Organization or “WTO”.  China has begun the process of changing its laws and regulations to comply with its agreement under WTO.

Under the terms of the WTO agreements, China allowed up to 30% foreign ownership in all value-added telecommunications services, including electronic mail, on-line information, database retrieval and data processing, immediately upon its entry into the WTO in the cities of Beijing, Shanghai, and Guangzhou.  It now allows up to 50% foreign ownership.

In addition, the agreements liberalized foreign equity ownership in domestic and international voice, circuit-switching and packet-switching data transmission services.  The schedule states that foreign equity ownership will be allowed up to 25% within three years of China’s accession to WTO, up to 35% within five years of the accession date, and up to 49% within six years of the accession date.

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

Sales And Marketing

Oil and Gas Business

In Kazakhstan, producers have the right to negotiate sales contracts directly with purchasers, allowing the market to determine the price of oil.  Under the terms of the three Contracts for Exploration and Production of Hydrocarbons (“Hydrocarbon Contracts”) entered into by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan and KoZhaN on the Morskoye, Karatal and Dauletaly Fields, referred to as the Hydrocarbon Contracts, all production has to be sold into the domestic market during the Exploration Phase of the Hydrocarbon Contracts. The Exploration Phase has a maximum term of 6 years.  We have the right to accelerate the exploration activities and thus shorten the exploration phase.  During the Exploitation Phase we can sell up to 80% of our production on the international markets.  Currently domestic prices are approximately US$90 per tonne. If the domestic market cannot absorb the produced hydrocarbons we can sell our product on the international market.

Chinese Internet Business

Our marketing programs target businesses in the Chengdu High Tech Park who require reliable, high-speed Internet access for their import and export focus.  We anticipate that cable-based Internet access will enhance such businesses’ ability to conduct business over the Internet, and eventually increase demand for our related services.

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

Procurement Contracts

We entered into a Purchase and License Agreement dated September 28, 2000, as amended January 19, 2001, with Nortel Networks Limited.  Under the terms of the Purchase and License Agreement, we received special/fixed pricing to purchase up to $250,000,000 in services and products from Nortel Networks.  We had purchased approximately $350,000 in services and products from Nortel Networks in 2001 but since that time have not purchased any further services or products under the agreement.  Although we have not formally discontinued this contract, we do not expect to be purchasing services or products under this agreement in the future.  There are no penalty clauses in the agreement for failure to purchase services and products.

Research And Development

We do not invest in proprietary technology or research and development in either our Internet concerns or our oil and gas exploration.  Instead, we intend to use technologies that are available from third-party vendors and the technologies developed by Chengdu Technology Services and affiliated entities.

Chengdu Technology Services will rely on the technologies and systems of broadband network operators as the foundation to provide equipment and services to users of the Internet access services that the network operators will provide.  These broadband network operators generally use technologies that are comparable to those used in most Western cities.  Our contribution to the joint ventures included the acquisition and installation of routers, switches, head-end equipment and modems that we plan to acquire from third-party providers.  We do not anticipate that we will be required to conduct any material research and development to provide equipment or technologies required to convert broadband network operators to Internet-capable facilities.

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

Competition

Oil and Gas Business

Several domestic and international companies operate in Kazakhstan.  The Government of Kazakhstan issues licences on a regular basis through bidding rounds.  Shares in existing licences can be freely sold and purchased, subject to the terms of the individual Charter and Foundation Agreements in place.  Generally there are no pre-emptive rights for the Government of Kazakhstan. There is little competition from foreign companies for the assets targeted in Kazakhstan by us.  Major international companies target the large high-risk offshore blocks in the Caspian Sea.

Local refineries are generally amply supplied by existing producers.  Although we are required to sell our crude into the local markets, we can sell our produced hydrocarbons into the international markets if the refineries are not capable of accepting our production.  There are no restrictions to access the pipelines exporting crude from Kazakhstan.

Chinese Internet Business

We believe the Chinese demand for broadband Internet service will increasingly attract foreign investors’ attention and increase competition from Chinese companies.  China is expected to further liberalize its rules on foreign investment, ownership of telecommunications facilities and Internet access due to its admission to WTO serving to increase the competitive arena for broadband Internet access.  We expect that by entering into exclusive franchises in selected provincial capitals and other key cities, we will be well positioned to partner with other companies on competitive terms to grow the Chinese broadband Internet market and the market for our current and other value-added services.

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

Currently, Chengdu Technology Services must compete against companies that offer other methods of Internet access, such as digital subscriber lines (DSL), Integrated Services Digital Network (ISDN) and T1 connections.  We believe that Chengdu Technology Services has an advantage over companies deploying these other methods of transmission.  ISDN is typically two to three times more expensive than either DSL or cable alternatives and does not offer the speed that DSL or cable does.  T1 connections, which are basically large DSL connections, are generally cost prohibitive and are typically used by businesses that require the capability to have multiple users accessing large quantities of information at the same time.  DSL and cable access are generally comparable in cost, however, cable offers a higher bandwidth which allows a greater amount of information to be downloaded in a similar period of time.  Also, due to cable’s higher bandwidth, a wider arena of accessibility to streaming video, video-conferencing and other dense transmissions is available to the end-user.

Dial-up Providers.  We believe our primary competitors, at present, are Chinese telecommunications companies, which currently mainly provide dial-up Internet access. The Chinese telecommunications companies have exclusive right to offer Internet service.  Relative to the Chinese telecommunications companies, we believe Chengdu Technology Services can differentiate its services from typical dial-up Internet services due to the advantages in speed of service and access reliability made possible through fibre optic cable access to the Internet.

With respect to direct competitors, companies such as China Telecom, Jitong, Netcom, Railcom and Unicom, provide Internet access and related services to users in China using DSL, ISDN or T1 connections.  These competitors have large, established customer bases, well-recognized reputations and brand names, substantial financial and technical resources, as well as regulatory licences to offer a broad range of telecommunication services.  In addition, most of these companies offer additional services, which provides them with potential clients for broadband services and a larger market presence.  We cannot compete head on with these companies due to their resources and presence.  These companies are providing various forms of broadband Internet access.  We believe our early entry into the cable Internet access niche will give us sufficient advantage to build our subscriber base.

Chengdu Technology Services purchases bandwidth capacity from the major telecom companies.  The contracted costs for bandwidth have decreased significantly since commencement of operations due to excess capacity in China.  Our initial cost in 2000 was approximately $10,000 per megabit per month.  Broadband capacity costs continue to decline, we are currently paying between $61 and $365 per month depending on which of our two providers we can obtain bandwidth from.  However, the major telephone companies, with established fiber optic networks, will always be able to compete with us on price and availability of bandwidth.  While our cost structure is improving, China has also mandated lower telephone toll charges, serving to reduce the cost of dial up Internet access.

Chinese telephone companies also offer DSL capabilities in a limited number of markets.  DSL in China relies on standard telephone lines to connect users to the Internet.  While China is upgrading much of its infrastructure, the cost of DSL service limits its use to businesses that must have Internet access.

Broadband Access.  While a number of entities, such as the investment companies CITIC-Taifu, Juyou and Galaxy Tech, have publicly stated that they have established cooperative joint venture agreements with CATV stations in China, we have not encountered any direct competition in the Chengdu area where Chengdu Technology Services is currently active.

Wireless Access.  Various forms of wireless Internet access have been discussed in the media.  We feel that wireless Internet access will be utilized primarily for e-mail and messaging services.  We are doing preliminary investigations of  the technologies underlying this form of Internet access and the accompanying licensing procedures as we believe it will result in greater wireless Internet access availability.   We have found that China maintains tight controls over access to wireless frequencies.  Should this form of Internet access be economically feasible, we may partner with authorized spectrum providers to offer wireless Internet.  Because it is not widely accepted at this point and because of it’s limited functionality, we don’t believe that wireless access currently poses any competition to our broadband access.

Intellectual Property

Our success is dependent upon our ability to protect our intellectual property rights.  We rely principally on a combination of copyright, trade secret non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights.  Our trademark application for “China Broadband” was denied by the US Patent Office and we have decided not to pursue trademark applications in any other jurisdiction.

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

Employees And Consultants

Chengdu Technology Services, BSEK and KoZhaN engage local staff as required to manage its business.  We anticipate that additional employees will be hired by us and our subsidiaries on an as-needed basis over the next fiscal year. Set forth below are the numbers of employees and consultants currently engaged by our subsidiaries and us:

	Number of Employees/Consultants
	Management	Sales	Technical	Administrative
China Energy Ventures Corp.	2	0	1	4
Big Sky Networks Canada Ltd.	2	0	0	0
Chengdu Big Sky Technology Services Ltd.	1	5	7	2
Big Sky Energy Kazakhstan Ltd.	1	0	0	0
KoZhaN LLP	1	0	1	3

Should our development necessitate, we will hire additional employees and consultants in sales, marketing, and administration over the current fiscal year and will hire additional management and employees on an as-needed basis.  If the need arises for additional technical employees and we are unable to hire qualified employees in a timely manner, we may outsource projects to third parties.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in our common stock involves a high degree of risk. You should read the following risk factors carefully before purchasing our common stock. We believe that these represent all the current material risk factors that may affect our business.  If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline.

Risks Relating To Our Business

We have a limited operating history and are in the process of diversifying our operations by entering into the oil and gas industry.  The failure of our plans could ultimately force us to reduce or suspend operations and even liquidate our assets and wind-up and dissolve our company.

We have a limited operating history, a history of minimal revenues and a history of losses.  We began our current business activities in April 2000.  To-date, our operations in the Chinese Internet market have produced only minimal revenues and we do not foresee a dramatic change in this situation in the near future.  We intend to continue to try to expand our operations in this market based on the potential for short-term payback.  We have initiated plans to diversify our operations to include oil and natural gas exploration and production but at this time we do not know if we will be successful in any of these plans due to our early stage of operations in the oil and gas industry.

We have incurred net losses since inception and anticipate that losses will continue. Should losses continue indefinitely, it would eventually result in us ceasing operations.

We have incurred losses since inception and had an accumulated deficit of $17,671,845 at December 31, 2001,

$20,263,325 at December 31, 2002 and $23,393,087 at December 31, 2003.  We anticipate that we will continue to incur net losses due to an increased level of planned operating and capital expenditures, increased sales and marketing costs, high costs associated with oil and gas exploration and development, additional personnel requirements and our general growth objectives.  We anticipate that our net losses will increase in the near future as we implement our business strategy and commence oil and gas exploration.  Our ability to earn a profit will depend on the commercial acceptance and profitability of our Internet services or the success of our oil and gas exploration and development programs, which have not yet been achieved.  We may never achieve profitability.

We will be unable to continue as a going concern unless we raise additional funds.

In light of our lack of profitability and the risks described in this section, our management and our independent auditors have expressed doubt as to our ability to continue as a going concern.  We will be unable to continue as a going concern if we are unable to earn sufficient revenues from our operations or to raise additional capital through debt or equity financings to meet our working capital requirements.  At December 31, 2003, we had net working capital of $2,241,254.  We estimate that we currently have enough capital to sustain our business through March 2005 if we do not proceed with any development projects. If we do not raise additional capital, we will be unable to grow the business and/or launch our oil and gas exploration and development programs which may impact our ability to continue as a going concern in the future; you may lose your entire investment.

We will need additional capital to fund any new ventures, which is uncertain and will likely result in the dilution to existing shareholders’ interests.

We will require additional capital to fund the establishment of new ventures, exploration and development of oil and natural gas and grow our existing business operations.  We may not be able to raise additional capital. We anticipate that such funding, if obtained, will be through the issuance of additional equity which will result in a dilution to our existing shareholders’ interests.

Our inability to retain our key managerial personnel could effect our ability to continue conducting our business.

Our success depends to a significant extent on the continued efforts of our executive officers, Messrs. Heysel, Yang and Van Doorne, who are responsible for the continuing development of our oil and gas assets. The loss of any one of these individuals could have a material adverse effect on our ability to continue to locate, negotiate and acquire oil and gas assets and financing to develop these assets. We are skeptical that we would be able to replace any such individuals with someone that has commensurate experience abilities if they were to leave us.  While we have entered into employment and non-competition agreements with two of these individuals and are negotiating with the third, they would nevertheless not be prevented from working for other companies in the oil and natural gas industry should they elect to terminate their contracts with us.

Our business may be adversely affected by relationships between the United States and the countries in which we do business which may impede our ability to operate in the countries in which we are located.

We are a Nevada corporation and subject to the laws of the United States.  Our principal businesses are conducted through a) a wholly-owned subsidiary that operates in China and b) a wholly-owned subsidiary that operates in Kazakhstan.  Our business is directly affected by political and economic conditions in China and Kazakhstan.  Our business may be adversely affected by the diplomatic and political relationships between the U.S. and these countries.  These relationships may adversely influence the Chinese and Kazakhstan government and public opinion of U.S. corporations conducting business in each respective country and may affect our ability to obtain regulatory approval to operate in these countries.  In addition, boycotts, protests, governmental sanctions and other actions could adversely affect our ability to operate profitably.

Risks Related to Our Oil and Gas Operations

If our exploration and development programs prove unsuccessful, we may not be able to continue operations.

An investment in our company should be considered highly speculative due to the nature of our involvement in the exploration, development and production of oil and natural gas.  Oil and gas exploration involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil and natural gas reservoirs will be encountered.  The cost to drill, complete and operate wells is often uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors including unexpected drilling conditions, abnormal pressures, equipment failures, premature declines of reservoirs, blow-outs, sour gas releases, fires, spills or other accidents, as well as weather conditions, compliance with governmental requirements, delays in receiving governmental approvals or permits, unexpected environmental issues and shortages or delays in the delivery of equipment.  Our inability to drill wells that produce commercial quantities of oil and natural gas would have a material adverse effect on our business, financial condition and results of operations.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after exploration, drilling, operating and other costs.  Completion of wells does not ensure a profit on the investment or recovery of exploration, drilling, completion and operating costs.  Drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect production.  Adverse conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions.

Fluctuations in commodity prices could have a material impact on our revenues which would affect our profitability.

Commodity price risk related to conventional crude oil prices could become our most significant market risk exposure if we achieve oil and natural gas production.  Crude oil prices are influenced by such worldwide factors as the Organization of the Petroleum Exporting countries actions, political events and supply and demand fundamentals.  At this time, we cannot accurately predict these fluctuations because we do not know when we will commence generating revenues from our oil and gas operations.  Furthermore, we cannot estimate, at this time, the impact of commodity price fluctuations until we can predict the level of revenues.

Application, interpretation and enforcement of government taxes is inconsistent making it difficult for us to ensure that we are compliant which could lead to penalties.

The tax environment in the Republic of Kazakhstan is subject to change and inconsistent application, interpretation and enforcement.  Non-compliance with Kazakhstan laws and regulations can lead to the imposition of penalties and interest.  We intend to make every effort to conform to these laws and regulations however our interpretations and those of our advisors may not be the same as those of government officials which could lead to penalties and interest.

BSEK and KoZhaN face intense competition which could adversely affect their ability to penetrate the oil and gas market in Kazakhstan which may make it difficult to attain profitability.

The oil and gas market is intensely competitive and some of the competitors of BSEK and KoZhaN are international energy industry operators, such as ChevronTexaco Corp. and PetroKazakhstan Inc.

These competitors have various advantages over BSEK and KoZhaN, including:

-	substantially greater financial resources, which gives them greater flexibility when developing their exploration and drilling programs;
-	greater recognition in the industry, which influences a potential partners’ decision to participate in programs;
-	larger operations, which provides economies of scale and operating efficiencies not available to BSEK or KoZhaN;
-	longer operating histories; and
-	more established relationships with government officials and other strategic partners.

BSEK and KoZhaN may be unable to successfully compete with these established competitors, which may adversely affect their ability to acquire Hydrocarbon Contracts, licences and drilling permits which would could impact their ability to generate revenue.

Compliance, interpretation and enforcement with evolving environmental laws and regulations may impact our expenses in a negative manner which would directly impact our profit margins.

Extensive national, regional and local environmental laws and regulations in Kazakhstan affect the operations of BSEK and KoZhaN.  These laws and regulations set various standards regulating certain aspects of health and environmental quality which provide for user fees, penalties and other liabilities for the violation of these standards and establish, in some circumstances, obligations to remediate current and former facilities and off-site locations. We believe we are currently in compliance with all existing Republic of Kazakhstan environmental laws and regulations.  However, as new environmental laws and legislation are enacted and the old laws are repealed, interpretation, application and enforcement of the laws may become inconsistent.  Compliance in the future could require significant expenditures, which would directly impact our profit margins.

If KoZhaN does not honor its capital expenditure commitments with the Republic of Kazakhstan, it may lose its exploration licences.

Pursuant to the three Hydrocarban Contracts, a commitment was made by KoZhaN to invest, in Kazakhstan, an aggregate of $16.43 million in capital expenditures, investments or other items that may be treated as capital assets of KoZhaN on or before December 31, 2009. KoZhaN has commenced this investment using loans from BSEK and intends to fund this investment using further loans from BSEK and, in the long term, from future production revenues.  These expenditures will be used to further exploit and develop existing fields and to explore for additional reserves to enhance future production and revenues.  If the required investment is not made within the agreed time period, KoZhaN may lose its exploration licences.  If the exploration effort is unsuccessful or future exploration is determined to be not profitable, KoZhaN can elect not to invest the balance of the required exploration investment.  As a result, KoZhaN may lose its exploration license, while retaining its producing assets on the properties.

We may suffer currency exchange losses if the Tenge depreciates relative to the U.S. dollar.

We report in U.S. dollars.  Anticipated oil production will likely be sold on the domestic market where selling prices are determined in the Tenge, the currency of Kazakhstan.  The majority of our Kazakhstan operating costs will be denominated in Tenge.

Should we become profitable, we will be subject to Kazakhstan’s Excess Profits Tax which would reduce our profit margin.

Through our Kazakhstan subsidiaries, we may become subject to Excess Profits Tax under the terms of the Hydrocarbon Contracts they have for oil and natural gas exploration and production.   Excess Profits Tax is in addition to statutory income taxes and takes effect after the field has achieved a cumulative internal rate of return higher than 20%.  The Excess Profits Tax ranges from 0% to 60% of taxable income.

If Shengli does not honor its investment, we may not be able to move forward with our exploration and development plans in Kazakhstan.

On November 6, 2003, BSEK and Shengli Oilfield Junwei Petroleum-Tech Development Co., Ltd., a Chinese corporation, entered into a Frame Agreement of Jointly Cooperation whereby Shengli agreed to invest $2,300,000 in BSEK in exchange for 10,000,000 shares of BSEK’s Class A common stock.  On January 30, 2004, Shengli signed a Subscription Agreement and an Escrow Agreement for the 10,000,000 shares referred to in the Frame Agreement.  Under the terms of the Escrow Agreement, Shengli must make payments totaling $2,050,000 before the later of either March 1, 2004 or the date on which KoZhaN spuds its first well which is expected to occur in the second quarter of 2004.  Should Shengli not honor this commitment, BSEK has the right to repay all investments made by Shengli, out of production, and cancel the shares issued.  Should this occur, we will need to replace this lost capital from other sources to fund the exploration and development programs in Kazakhstan. If we are unable to raise new capital, we will be unable move forward with our programs and you may lose your entire investment. As of March 25, 2004, Shengli has only invested $250,000 and has missed several payment milestones.

Risks Relating to Our Internet Operations

Foreign-invested entities are prohibited from operating telecommunications services in China and we might be considered to be operating a telecommunications service which may result in us having to modify or cease operations in China.

Current Chinese regulations prohibit foreign-invested entities from operating or participating in the operation of telecommunication services in China without the approval of China’s State Council.  Telecommunication services are divided into two categories: basic telecommunications and data services.  We provide data services.  In the past, foreign-invested entities have attempted to operate or participate in the operation of telecommunication services in China without State Council approval, but the Chinese government has required a significant number of them to be restructured or terminated.  If the relevant authorities take the view that Chengdu Technology Services operates or participates in the operation of telecommunications services in China, they could require us to restructure or terminate Chengdu Technology Services and any other prospective similar ventures.  We do not believe that the Chinese regulatory authorities consider that we are operating in the basic telecommunication arena due to the fact that they have not yet taken any action against us in this regard.  However, we have received no guarantee or assurance from the State Council that they will not take such action against us.  If this action was taken, our operations in China would be seriously hindered or terminated

Chengdu Technology Services may not become profitable enough to distribute dividends that we can use for our cash requirements.

Chengdu Technology Services may never become profitable.  If it is not profitable, or we do not receive distributions from it, we may be unable to meet our financial obligations or to continue as a going business concern.

For the twelve months ended December 31, 2003, Chengdu Technology Services generated only nominal revenues from its operations. At March 25, 2004, Chengdu Technology Services had 210 corporate subscribers and 118 residential subscribers.  We do not anticipate that we will need to make any further capital contributions to Chengdu Technology Services nor do we anticipate that we will receive any distribution from Chengdu Technology Services until it is profitable.

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

These competitors may have advantages over Chengdu Technology Services, including:

-	substantially greater financial and technical resources, which allows them to expand their operations more quickly, offer a broader range of services and offer services at more competitive prices;
-	more extensive and well developed marketing and sales networks, which may allow them to grow their subscriber bases more quickly and efficiently;
-	greater brand recognition, which may influence a subscriber’s purchase decision;
-	larger subscriber bases, which may provide economies of scale and operating efficiencies not available to Chengdu Technology Services;
-	longer operating histories; and
-	more established relationships with government officials, equipment specialists and/or other strategic partners.

Chengdu Technology Services may be unable to successfully compete with these established competitors, which may adversely affect its ability to gain market share and operate profitably.

Our growth depends on the establishment of an adequate telecommunications infrastructure by the Chinese government. If our growth is impeded, so will our ability to earn profits.

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

If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government and state-owned enterprises, our ability to provide our services would be impeded which would have an impact on our financial results.

We may not be able to freely convert Renminbi into foreign currency, which could limit the ability of Chengdu Technology Services to obtain sufficient foreign exchange to satisfy its foreign exchange requirements or to pay dividends to us.

Chengdu Technology Services may not be able to obtain sufficient foreign exchange to satisfy its foreign exchange requirements or pay dividends to us.  A substantial portion of our revenues and operating expenses are denominated in Renminbi while a portion of our capital expenditures are denominated in US dollars.

Under current Chinese regulations, the payment of dividends, trade and service-related foreign transactions to a foreign investor of a foreign-invested enterprise is treated as a “current account” payment for which the approval of the State Administration of Foreign Exchange is not required.  However, in order to distribute dividends Chengdu Technology Services must file documentation to a designated foreign exchange bank that certifies that all requirements have been met, such as payment of taxes, board of directors’ approval and a capital verification report issued by an accounting firm.  A return of capital, which includes foreign direct investment, upon the dissolution of a foreign-invested enterprise such as Chengdu Technology Services, is treated as a “capital account” payment and requires the State Administration of Foreign Exchanges’ approval in addition to the filing of documentation.

Chengdu Technology Services may currently convert Renminbi for transactions under the “current account” without the approval of the State Administration of Foreign Exchange for settlement of “current account” transactions, including payment of dividends, by providing commercial documents evidencing these transactions.  They may also retain foreign exchange in their current accounts (subject to a ceiling approved by the State Administration of Foreign Exchange) to satisfy foreign exchange liabilities or to pay dividends.  However, the relevant Chinese governmental authorities may limit or eliminate the ability to purchase and retain foreign currencies in the future.  Such change of policy would eliminate Chengdu Technology Services’ ability to pay dividends to China Energy Ventures Corp. thereby limiting the cash flow of China Energy Ventures Corp.

We may suffer currency exchange losses if the Renminbi depreciates relative to the U.S. dollar thus reducing our profit.

Our reporting currency is the U.S. dollar.  However, a substantial portion of our assets and revenues are denominated in the Chinese currency, Renminbi, commonly referred to as RMB.  Our assets and revenues expressed in our U.S. dollar financial statements will decline in value if the RMB depreciates relative to the U.S. dollar.  Any such depreciation could adversely affect the market price of our common stock.  Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations.  To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.  While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all.  In addition, our currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert Renminbi into U.S. dollars.

The market for Internet-related services is characterized by rapid technological changes, and our technologies may not be popular or may become obsolete which would make it difficult to compete in this industry.

If the technologies or standards applicable to the services offered by Chengdu Technology Services becomes obsolete or fails to gain widespread consumer acceptance, Chengdu Technology Services may be unable to obtain a sufficient number of subscribers to operate profitably.  The Internet services industry is characterized by rapid technological advances, evolving industry standards, changes in user requirements and frequent new service introductions and enhancements.  For example, a number of broadband technologies, such as asymmetrical digital subscriber line services, have demonstrated competing technological advantages against broadband Internet access service and may become more popular with subscribers in the future.  The introduction of new products or services or the emergence of new technologies may allow competitors to provide Internet access to subscribers at a lower cost, higher speed or with greater reliability than Chengdu Technology Services is able to provide. Chengdu Technology Services has invested capital for equipment and technology to enable Internet access and may not be able to recover these investments if technological changes render this equipment or technology obsolete.

Other Risks

Our shareholders may not be able to enforce U.S. civil liabilities claims thereby limiting their ability to collect on claims against us.

Our assets are located outside the United States and are held through wholly-owned subsidiaries incorporated under the laws of the British Virgin Islands, China, Canada and Kazakhstan.  Our current operations are conducted in China and Kazakhstan.  In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States.  All or a substantial portion of the assets of these persons are located outside the United States.  As a result, it may be difficult for you to effect service of process within the United States upon these persons.  In addition, there is uncertainty as to whether the courts of the British Virgin Islands, China, Canada or Kazakhstan would recognize or enforce judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in these countries against us or such persons predicated upon the securities laws of the United States or any state thereof.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules thereby potentially limiting the liquidity of our shares.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  Our shares are quoted on the OTC/BB, and the price of our shares ranged from $0.01 (low) to $10.00 (high) during the period from September 25, 2000 to March 25, 2004.  The closing price of our shares on March 25, 2004 was $0.75.  Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

ITEM 2.

DESCRIPTION OF PROPERTY.

Big Sky Network Canada Ltd., our principal business office, is currently located at 1002, Building C, Huiyuan Apartment, Asia Game Village, Beijing, China, 100101 and consists of approximately 300 square feet of office space held under a monthly lease at a rental cost of $975.

Our administrative branch office for North American investor relations, U.S. regulatory reporting and the office of BSEK is located at 1980, 440-2 Avenue SW., Calgary, Alberta, Canada, T2P 5E9 and consists of approximately 4,000 square feet of office space held under a lease that expires on May 29, 2005, subject to certain early termination provisions after one year.  The monthly rental cost of this space is $10,308.

Chengdu Big Sky Network Technical Services Ltd. has an office located on the 3rd Floor, Gaofa Building, Chengdu Hi-Tech Industrial Development Zone, Chengdu, Sichuan Province, China and consists of approximately 1,300 square feet of office space held under a 20-year lease at a monthly rental cost of $1,425. This lease expires in 2021.

KoZhaN has an office located at 1/1 Dzhandosov Street, Almaty, 480008, Kazakhstan and consists of approximately 590 square feet of office space held under a lease that expires on June 30, 2004 at a monthly rental cost of $3,000.

OIL AND GAS PROPERTIES

Morskoye License

The Morskoye License is located near Emba in western Kazakhstan, about 90 kilometers southwest of Kulsary railway station.  Neighboring producing oilfields include Tengiz 10 miles to the northeast and Prorva, 10 miles to the south.  The field was identified by seismic investigation in 1963 and proven through drilling in 1965.  It shows the typical outline of a domed structure on top of a salt dome and delineated to the northwest by a fault.  The oil-bearing horizons belong to the Lower Cretaceous Series at a depth of 4,000 feet.

The oil has been trapped in sandstones with a porosity exceeding 20%.  Net pays of over 20 feet have been established.  Three wells are prime candidates for re-completion, having tested oil at combined rates of over 2,000 bopd.  The quality of the crude ranges from 35° to 25° American Petroleum Institute (“API”).  Proven reserves of 3 million barrels have been established.

The License has an area of 18,434 acres.  We have the rights from surface to the Lower Permian.

Karatal License

The Karatal License is located near Makat in western Kazakhstan, about 50 miles north of Atyrau, western Kazakhstan’s major city.  All large North American and European service companies are operating out of Atyrau.  Neighboring producing oilfields include Daraimola 10 miles to the northwest and Tanatar, 5 miles to the east.  The field was identified by seismic investigation in 1958 and proven through drilling in 1959.  It shows several typical outlines of domed structures on top of salt domes and delineated by faults.  The oil-bearing horizons belong to the Lower Cretaceous Series at depths between 300 and 3,000 feet.  The oil has been trapped in sandstones with a porosity exceeding 20%.  Two wells are prime candidates for re-completion, having tested small amounts of oil.  Although some oil production has been established, the license is considered an exploration block.

The License has an area of 103,982 acres.  We have the rights from surface to the Basement.

Dauletaly License

The Dauletaly License is located near Emba in western Kazakhstan, about 60 miles northeast of Kulsary.  Neighboring producing oilfields include Krykmyltyk 1 mile to the north and Zhubantam, 10 miles to the east.    It shows several typical outlines of domed structures on top of salt domes and delineated by faults.  The license is considered an exploration block, with substantial deep potential, based on regional maps.

The License has an area of 33,359 acres.  We have the rights from surface to the Basement.

We do not invest in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.  There are currently no limitations imposed upon our board of directors as to the percentage of our assets which we may invest in any one investment, or type of investment.

ITEM 3.

LEGAL PROCEEDINGS.

To our knowledge, neither us, nor any of our officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation and none of our officers or directors have been found by any court of competent jurisdiction to have violated any federal or state securities or commodities law. There are no judgments, orders, or decrees against us or our officers or directors that limit in any manner our involvement or that of our officers or directors in any type of business, securities or banking activities. None of our officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.  None of our officers or directors has been involved in any capacity in any bankruptcy petition.

We are subject to potential litigation in the normal course of operations.  There are no claims currently pending that we consider would materially affect our operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 20, 2003, shareholders representing 11,787,526 shares or 51% of our issued and outstanding common stock (23,196,603 shares) approved a name change from China Broadband Corp. to China Energy Ventures Corp. and directed the Company to take all action necessary to effect the name change.  On December 30, 2003, we filed Articles of Amendment with the Nevada Secretary of State to effect the name change.

On March 9, 2004, we solicited votes from selected shareholders of record to approve an increase in our authorized share capital from 50,000,000 to 150,000,000, par value $0.001 per share.  We received an affirmative vote of 20,354,379 or 51% of our issued and outstanding shares (39,944,744 shares), however, we do not intend to take action on this item until we have met our obligations under the rules and regulations of the Securities and Exchange Commission.  To this end, on March 19, 2004, we distributed an Information Statement to all of our shareholders as of March 9, 2004 and must wait 20 days from the date of mailing before effecting the change.

PART II

ITEM 5.

MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock, par value $0.001 per share is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board (“NASD-OTC-BB”), under the symbol "CEVC".  The following information was obtained from www.yahoo.com:

Period	High	Low
2002:
First Quarter	$0.50	$0.20
Second Quarter	$0.32	$0.05
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.12	$0.04
2003:
First Quarter	$0.08	$0.04
Second Quarter	$0.39	$0.01
Third Quarter	$0.45	$0.14
Fourth Quarter	$1.06	$0.16

Quotations commenced on the NASD-OTC-BB on September 25, 2000.  These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  The price of our shares ranged from $0.01 (low) to $10.00 (high) during the period from September 25, 2000 to March 25, 2004.  The closing price of our shares on March 25, 2004 was $0.75.  Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

We have never paid dividends on our common shares.  There are no restrictions that may limit our ability to pay dividends currently or in the future.  We do not anticipate paying any dividends in the foreseeable future.

As of March 25, 2004 we had approximately 109 shareholders of record.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
China Broadband Corp. 2000 Stock Option Plan (2)	7,310,000	$0.15	690,000
Alternative Compensation Plan (3)	1,317,198	$0.08	0

(1)	Excluding securities reflected under “Number of securities to be issued upon exercise of outstanding options, warrants and rights”.
(2)	Approved by our shareholders on June 29, 2001.
(3)	Adopted by the board of directors on March 22, 2002 and approved by our shareholders on June 14, 2002.

RECENT SALES OF UNREGISTERED SECURITIES

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

Name	# of Options
Eric Freymond	500,000
Richard Lam	250,000
Thomas Milne	600,000
Daming Yang	2,100,000
Jodi Larmour	150,000
Mitzi Murray	35,000
Xiaonan Xu	150,000
Zhou Wu	100,000
Qun Hu	150,000
Danai Suksiri	500,000
Wei Yang	500,000
Kai Yang	100,000
Lu Wang	100,000

On August 26, 2003, we issued 682,802 shares of our common stock with an accrued value of $60,443 under our Alternative Compensation Plan to Precise Details Inc., a company controlled by Mr. Thomas Milne, our Chief Financial Officer and a member of our Board of Directors. The value of $60,443 was attributed to the services provided to us by Mr. Milne’s company during the period from January to August 2002.  The shares were issued to settle the amount owed to Mr. Milne’s company for these services. No costs or expenses were incurred in connection with this issuance.

On October 27, 2003, China Energy Ventures Corp. entered into a Share Exchange Agreement with BSEK and all its shareholders of record as of that day.  Under the terms of this agreement, we were required to issue up to a maximum of 8,000,000 common shares in a share exchange offer with the shareholders of record of BSEK as of October 27, 2003.  Management determined the net asset value per share and the number of shares to be issued based upon various criteria including a third party valuation. On January 12, 2004, we issued 8,000,000 of our common shares to the shareholders of BSEK in exchange for their shares in BSEK.

On November 21, 2003, we issued 4,400,000 shares to accredited investors at $0.25 per share for gross proceeds of $1,100,000.  These securities were issued to the following non-U.S. persons outside the United States:  Semper Gestion SA, Aran Asset Management SA, CIC Securities, Gestor Finance and Banque Martin Maurel.

On December 1, 2003, we issued 400,000 shares to an accredited investor at $0.25 per share for gross proceeds of $100,000.  These securities were issued to a non-U.S. person outside the United States.

On December 31, 2003, we issued 100,000 shares to an accredited investor at $0.25 per share for gross proceeds of $25,000.  These securities were issued to a non-U.S. person outside the United States.

On January 26, 2004, we issued 100,000 shares to an accredited investor at $0.25 per share for gross proceeds of $25,000.  These securities were issued to a non-U.S. person outside the United States.

On February 11, 2004, we issued 66,666 shares under our Stock Option Plan at a price of $0.05 per share for gross proceeds of $3,333.30.  These securities were issued to a non-U.S. person outside the United States.

On March 4, 2004, we issued 681,475 common shares to Ibriz in connection with an Asset Purchase Agreement that we entered into with Ibriz.  The amount of common stock issued was determined using the average closing price of our common stock for the five days prior to February 27, 2004 which resulted in a share price of $0.61 per share.  These securities were issued to a non-U.S. entity outside the United States.

Each of the foregoing issuances of securities were exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and we are required to refuse to register any transfer that does not comply with such requirements.

On December 1, 2003, we issued 3,000,000 shares of our common stock at $0.25 per share for proceeds of $750,000.  The sale of the common stock was exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Following is a list of the subscribers of this offering under Regulation D:

US Global Investors, China Region Opportunity Fund
US Global Investors, Global Resources Fund

REPURCHASES OF EQUITY SECURTIES

We have no plans, programs or arrangements in regards to repurchases of our common stock.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following summary financial data should be read in conjunction with the remainder of "Management's Discussion and Analysis or Plan of Operation" and the consolidated financial statements and notes to such consolidated financial statements included in this report.  The selected historical financial as at December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, 2001 and from inception date (February 1, 2000) to December 31, 2003 has been derived from our audited consolidated financial statements.

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	YEAR ENDED DECEMBER 31, 2003	YEAR ENDED DECEMBER 31, 2002	YEAR ENDED DECEMBER 31, 2001	PERIOD FROM FEBRUARY 1, 2000 TO DECEMBER 31, 2003
Revenue	$184,328	$141,942	$20,579	$555,182
Loss from operations	$3,143,997	$2,596,275	$12,781,989	$21,999,326
Gain on sale of Shekou JV	-	$125,798	-	$125,798
Net loss	$3,129,762	$2,591,480	$14,074,665	$23,393,087
Basic loss per share	($0.13)	($0.12)	($0.72)	-
Basic weighted average
common shares outstanding	23,536,537	21,774,775	19,474,517	-

Balance Sheet Data:

	December 31, 2003	December 31, 2002
Cash and cash equivalents	$1,068,451	$1,688,173
Working capital	$2,241,254	$1,736,597
Total assets	$2,790,706	$2,387,858
Total stockholders’ equity	$2,528,393	$2,192,849

OVERVIEW

From inception to December 31, 2003, China Energy Ventures Corp. has invested net cash of $3,004,914 in investments and capital assets operating in the Internet business in China.  Over this period, a net amount of $9,207,903 was used in operating activities, largely in the provision of support services to the Internet business and on corporate office expenses. For the year ended December 31, 2003 revenue of $184,328 was generated from the Internet business (2002 - $141,942; 2001 - $20,579).  This level of revenue reflects the lack of growth in the business and consequently, an inadequate return on our investment.

After assessing the prospects for our Internet business and the possibility of that business generating sufficient cash flow to support China Energy Venture Corp.’s overhead, management decided that our operating model was unsustainable by our Internet business.  Management decided to re-focus China Energy Venture Corp. by creating an oil and gas exploration and production division, while continuing in the Internet business in China.  By issuing 7.9 million common shares in the fourth quarter of 2003, we raised $1,975,000 to further this new corporate vision.  At December 31, 2003, we had a working capital surplus of $2,241,254, which was available to meet ongoing overhead costs and to be used administratively to initiate our new oil and gas exploration and production division.

As our initial transaction in the oil and gas business, on October 27, 2003, China Energy Ventures Corp. entered into a Share Exchange Agreement with BSEK and all its shareholders of record as of that day.  BSEK holds a 90% interest in a partnership, KoZhaN, which holds the rights to explore, develop and produce hydrocarbons from three blocks of land in Kazakhstan, at least one of which has proven oil reserves.  This transaction closed on January 12, 2004 when we issued 8,000,000 of our common shares to the shareholders of BSEK in exchange for 100% of their shares.

In their previous careers, our Chairman and CEO, Mr. Matthew Heysel, and our President, Mr. Daming Yang,  were involved with negotiating production sharing agreements with China National Petrochemical Corporation and China National Overseas Development Corporation.  They have continued to nurture relationships with people within these organizations and now believe that they have the trust of these individuals, some of whom have assumed positions of influence within these companies.  These companies have indicated a strong interest in acquiring oil and gas operations outside of China and have a particular interest in the country of Kazakhstan because of its proximity to China.   Our strategy for entry into the oil business is designed to leverage these relationships. Our intention is to act as the principal in researching, negotiating and acquiring licenses to explore and produce hydrocarbons and then to partner with the Chinese national oil companies and have them provide the initial funding to establish production at the selected oil and gas fields.  To this end, on October 7, 2003, BSEK entered into a Share Purchase Agreement with Shengli Oilfield Junwei Petroleum-Tech Development Co., Ltd., a wholly owned subsidiary of Sino-pec that will provide Shengli with a 50% interest in the equity share capital of BSEK in return for their investment of $2,300,000 into BSEK.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 and 2002

Revenues

On a consolidated basis, we earned revenues of $184,328 for the year ended December 31, 2003 (2002 - $141,942), all from Chengdu Technology Services.  Chengdu Technology Services commenced providing Internet service in October 2001 and had 191 corporate subscribers and 115 residential subscribers to its service at December 31, 2003 (130 corporate subscribers at December 31, 2002). This increase in revenue is a direct result of the increase in the number of subscribers.

Expenses

During the year ended December 31, 2003, we incurred general and administrative expenses and depreciation and amortization totaling $3,208,603 (2002 - $2,217,825).  We have attempted to minimize our expenses without impacting our ability to take advantage of opportunities for growth should they present themselves.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses:

	YEAR ENDED DECEMBER 31, 2003	YEAR ENDED DECEMBER 31, 2002	PERIOD FROM FEBRUARY 1, 2000 TO DECEMBER 31, 2003
Calgary Office Costs	$828,420	$827,618	$3,376,105
Beijing Office Costs	$455,000	$423,082	$2,225,649
Chengdu Technology Services	$78,798	$118,789	$271,644
Professional Services	$122,672	$99,053	$1,964,466
Investor Relations	$12,106	$29,205	$1,170,089
Depreciation and Amortization	$170,433	$213,162	$3,403,380
Non Cash Compensation	$1,541,174	$489,654	$2,466,957
Extinguishment of debt	$-	$-	($1,422,225)
Miscellaneous	$-	$17,262	$212,114
TOTAL	$3,208,603	$2,217,825	$13,668,179

Beijing office costs include the costs of maintaining business operations and our principal business office in China.  For the year ended December 31, 2003, Beijing office costs have remained relatively stable compared with the same period of 2002.

Chengdu Technology Services expense has decreased to the 2001 level and is expected to remain at this level in the future.

Professional services include accounting, audit and legal advisory costs.  For the year ended December 31, 2003, professional fees increased by 24% over 2002.  This increase primarily reflects higher fees for accounting and audit services at $94,386 for 2003 compared with $52,813 for 2002 due to the increased level of corporate compliance requirements.  Partially offsetting the increase in accounting and auditing cost was a decrease in legal fees from $36,885 in 2002 to $9,989 in 2003 due to reduced business dealings, fewer securities filings, and in 2002, we had to defend a lawsuit.  During the year ended December 31, 2003, we recovered $20,439 in legal costs as awarded by the Court of Queen’s Bench of Alberta due to The Orbiter Fund Ltd., The Viator Fund Ltd., Lancer Offshore Inc. and Lancer Partners Limited Partnership (collectively, the "Plaintiffs") choosing to discontinue an action which had been filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0101-07232) on March 29, 2001.

Investor relations costs decreased from $29,205 in 2002 to $12,106 in 2003 reflecting China Energy Ventures Corp.’s cost cutting measures to reduce the outflow of cash.

Amortization and depreciation expense recorded during the 2003 resulted from the depreciation of office equipment and leasehold improvements and is lower than in 2002 because the 2002 amount included amortization of intellectual capital which was written down to nil at December 31, 2002.

We record fluctuations in the fair value of certain unexercised stock options as a deferred compensation asset (reported as a reduction of shareholders’ equity on the balance sheet).  This asset is amortized over the life of the stock options as non-cash compensation expense.  The non-cash compensation expense for the year ended December 31, 2003 was $1,541,174 (2002 - $489,654) of which $1,129,540 was incurred in the three months ended December 31, 2003, reflecting the increase in the share price of our common stock over that period. The share price was $0.04 on December 31, 2002, $0.18 on September 30, 2003 and $0.80 on December 31, 2003. The amount of $1,008,510 was deferred on the balance sheet at December 31, 2003 (2002 - $532,764), as follows:

	Expense for Year Ended December 31, 2003	Unamortized Deferred Compensation at December 31, 2003
Options
Options granted February 2, 2001	$237,486	$22,150
Options granted June 29, 2001	$1,568	$3,841
Options granted November 13, 2001	$42,960	$151,181
Options granted April 10, 2002	$51,198	$-
Options granted August 27, 2002	$1,935	$2,489
Options granted October 21, 2002	$1,195,952	$809,506
Options granted April 25, 2003	$10,075	$19,343
Total	$1,541,174	$1,008,510

Losses

We realized a net loss of $3,129,762 for the year ended December 31, 2003 (2002 - $2,591,480) and a cash outflow from operations of $1,458,418 (2002 - $1,435,085).  This resulted in a loss for the year ended December 31, 2003 of $0.13 per share compared with a loss of $0.12 per share for 2002.

These losses are considered to be part of our development stage activities.

Chengdu Joint Venture

For the year ended December 31, 2003, the Chengdu joint venture earned revenue of $76,530 (2002 - $80,635) and realized a net loss of $200,564 (2002 - $244,797).  China Energy Venture Corp.’s share of this net loss is $130,367 (2002 - $159,118).  The losses in 2003 and 2002 have not been recognized in the financial statements as a result of the write down of the entire investment in the Chengdu joint venture in 2001.

Year Ended December 31, 2002 and 2001

Revenues

Consolidated Revenue and Basis of Generation

Our consolidated revenue for the year ended December 31, 2002 was $141,942 (2001 - $20,579).  This increase in revenue is a direct result of the increase in the number of subscribers in Chengdu Technology Services which only began operations in the fourth quarter of 2001.  We conducted our business through our wholly-owned subsidiary, Chengdu Technology Services, and our equity interest in two joint ventures in China (the Shekou joint venture and the Chengdu joint venture), which were held through our operational subsidiary, Big Sky Canada.  Chengdu Technology Services and the two joint ventures all generated their revenues from fees charged to subscribers for the use of modems that enable connection to the Internet through the cable television system.  The two joint ventures are both accounted for by the equity method.

Chengdu Technology Services

Chengdu Technology Services commenced operations in October 2001 and had 130 corporate subscribers connected at December 31, 2002. Chengdu Technology Services recorded sales revenue of $141,942 for the year ended December 31, 2002 compared with $20,579 for 2001 which was the first year of operation of Chengdu Technology Services.  This increase in revenue reflects the increase in the number of subscribers.

Expenses

For the twelve months ended December 31, 2002 we incurred general and administrative expenses and depreciation and amortization of $2,217,825 (2001 – $4,556,353).  The following table provides a breakdown of these expenses by category.

General Operating Expenses:

	YEAR ENDED DECEMBER 31, 2002	YEAR ENDED DECEMBER 31, 2001	PERIOD FROM FEBRUARY 1, 2000, TO DECEMBER 31, 2002
Calgary Office Costs	$827,618	$1,253,237	$2,547,685
Beijing Office Costs	423,082	774,568	1,770,649
Chengdu Technology Services	118,789	74,057	192,846
Professional Services	99,053	754,593	1,841,794
Investor Relations	29,205	216,835	1,157,983
Depreciation and Amortization	213,162	2,440,772	3,232,947
Non Cash Compensation	489,654	369,036	925,783
Extinguishment of Debt	--	(1,422,225)	(1,422,225)
Miscellaneous	17,262	95,480	212,114
TOTAL	$2,217,825	$4,556,353	$10,459,576

Calgary office expense includes the costs of executive management and administrative consultants, travel, rent, insurance, and general office costs associated with maintaining an investor relations/regulatory administration office in North America.  For the twelve months ended December 31, 2002, Calgary office costs have decreased 34% over the same period in 2001.  This is mainly due to compensation expense reducing by $353,290 form $676,411 in 2001 because of staff reductions and voluntary compensation reductions by management in 2002; and travel expenses decreasing by $201,102 from $411,470 in 2001 to $210,368 in 2002.

Beijing office costs include the costs of maintaining business operations and our principal business office in China.  In the twelve months of 2002, Beijing office costs decreased 45% over the same period in 2001, due to significant reductions in salaries, contract fees, and travel expenses.

Professional services include accounting, audit, legal and financial advisory costs.  Professional costs have decreased 87% in the twelve months of 2002, compared to the same period in 2001.  This is primarily due to the elimination of financial advisory fees ($279,066), and due to lower legal fees ($177,213) and accounting and auditing fees ($115,555) resulting from practically eliminating all business development activities and the reduced number of SEC compliance filings.

Amortization and depreciation expense resulted from the amortization of intellectual capital and depreciation of office equipment and leasehold improvements in the North American office.  In the year ended December 31, 2002, amortization decreased 91% over the same period in 2001.  This reduction is due to the write down of intangible assets that occurred in 2001, reducing our asset base.

Non-cash stock compensation expense was $489,654 in the year ended December 31, 2002; compared to $369,036 for the same period in 2001.  Included in the non-cash stock compensation in 2002 is $163,463 expense recorded under the Alternative Compensation Plan.  At December 31, 2002, the amount of $532,764 was included on the balance sheet in respect of unamortized deferred compensation to be amortized over future periods.

Losses

For the twelve months ended December 31, 2002, we incurred a loss from operations of  $2,591,480 compared with a net loss of $14,074,665 for the twelve months ended December 31, 2001.  The net loss for the twelve months ending December 31, 2001 included a gain of $1,422,225 that was realized on the elimination of debt and also included a write down of assets in the amount of $8,228,623.  In 2002, a further write down of intellectual property in the amount of $400,000 was recorded.

The net loss per share for the twelve months ended December 31, 2002 was $0.12.  The net loss per share for the twelve months ended December 31, 2001 was $0.72.

Since we are in the development stage, all losses accumulated since inception are considered as part of our development stage activities.

Shekou Joint Venture

We disposed of our interest in the Shekou joint venture on September 13, 2002 for net proceeds, after agent’s fees and expenses of $2,029,000.  Our share of the loss in the Shekou joint venture for the period from January 1, 2002 to that date was $123,504 and was recorded as an equity share of loss in the Shekou joint venture.  At the time of the sale, our investment in the Shekou joint venture was approximately $1,903,402 resulting in a gain of $125,798.

Chengdu Joint Venture

For the twelve months ended December 31, 2002, the Chengdu joint venture earned revenue of $80,635 (2001 - $12,755).  The Chengdu joint venture had a net loss of  $244,797 for the year ended December 31, 2002.  The 2002 loss has not been recognized in the financial statements as a result of the write down of the entire investment in the Chengdu joint venture in 2001. A net loss of $1,689,365 was incurred for the year ended December 31, 2001.  The 2001 loss included a charge for impairment of $1,230,930.  The Chengdu joint venture began commercial operations near the end of 2000.  Subscriber growth in the Chengdu joint venture was slower than anticipated because the joint venture partner did not fund its share of the project.  As a result, we took measures to ensure that the subscribers’ Internet service was maintained by moving these subscribers to Chengdu Technology Services.

Write Down of Investment in Joint Ventures

Since we made our investment in the Shekou and Chengdu joint ventures, two events have occurred that triggered a change in our outlook for these investments.

First, telecommunication markets deteriorated world-wide with telecom companies deferring equipment purchases for several reasons including lower price points for their service. Second, subscriber growth for Internet connectivity in our joint ventures was substantially less than we forecasted.

In Shekou, the operation had approximately 2,510 subscribers at December 31, 2001.  The Shekou joint venture had reasonable market penetration but would require higher penetration rates to become profitable.  Although the undiscounted cash flow model showed positive cash flow for the long term, it showed that positive cash flows for the two to five year term were unlikely.

In Chengdu, the operation did not grow as anticipated. Our partner was unable to deliver Internet capable nodes or reliable network capacity. Our initial investments were based on facilities and capacity to provide growth to 5,000 subscribers. Our partner did not have sufficient funds for this project and was not able to meet its commitment in the near term.  As a result, we transferred the existing residential customers to Chengdu Technology Services.

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

Intangible Assets

Intellectual property, goodwill and joint ventures were acquired in 2000. We believe that the same two events which precipitated the write down of our joint ventures, have also diminished the values for our intangible assets that were acquired from Big Sky Canada in 2000.

In 2001, we wrote down the value of the intellectual property to $500,000.  This remaining value was based on our evaluation of discounted future cash flows and assumed that additional Memorandums of Understanding for joint ventures would be signed. We further wrote down the value to nil in 2002 after re-evaluating our business model and deciding to discontinue pursuing joint ventures with cable television stations.

In 2001, we also wrote down the carrying value of goodwill to nil to reflect the significant erosion in expected growth rates, the write downs of our investment in the Shekou and Chengdu joint ventures and the difficulty of raising new capital to finance growth.

Fair value was determined by using our business model to determine future cash flows for various periods between 2 and 20 years using discount rates of 8 to 15%. The assumptions supporting estimated future cash flows (growth rates, expenses and discount rate) were based on management's best estimates.

Asset	Write Down
	2002	2001
	$	$

Investment in Chengdu joint venture	-	679,512

Intangible Assets:
Intellectual property	400,000	198,010
Shekou joint venture	-	1,911,939
Chengdu joint venture	-	3,823,875
Goodwill	-	1,615,287
	400,000	7,549,111
Total Write Down	400,000	8,228,623

Extinguishment of Debt

On July 27, 2001, we completed a transaction to cancel a promissory note payable in the amount of $1,700,000 (see Note 14 of "China Energy Ventures Corp. Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001"). The promissory note was surrendered for a warrant to purchase 500,000 shares of our common stock at a price of $1.00 per share. The warrant expired on July 27, 2003.  A payment of $115,290 was also made representing the accrued interest on the promissory note from September 29, 2000 to the closing date, at a rate of 8% per annum. Using the Black-Scholes method of valuing warrants, the warrants had a value of $277,775 which resulted in a gain of $1,422,225. The gain would result in an income tax expense of approximately $498,000; however, we had sufficient losses carried forward to offset the expense.

CAPITAL EXPENDITURES AND INVESTMENTS

From inception to December 31, 2003, we have invested approximately $630,488 into the purchase of equipment and into the net working capital of our wholly owned subsidiary, Chengdu Technology Services, including amounts advanced in 2003 when we tested the wireless internet market through this company.  We have now determined that we would only add equipment and working capital based on an analysis of the potential return on investment from such equipment or working capital.  Additional investments would be made based upon the potential for short-term payback.

On October 27, 2003, China Energy Ventures Corp. entered into a share exchange agreement with BSEK, an Alberta corporation, which holds, as its major asset, a 90% partnership interest in KoZhaN LLP, a limited liability partnership incorporated in the Republic of Kazakhstan.  KoZhaN holds licences to explore, develop and produce hydrocarbons from three blocks of land in the Republic of Kazakhstan.  We agreed to acquire 100% of the issued and outstanding equity share capital of BSEK in exchange for the issuance of China Energy Ventures Corp. common shares.  The number of China Energy Ventures Corp. common shares to be issued was to be based on the fair value of the net assets of BSEK, divided by the 30-day average closing bid price of our common shares on the OTC/BB exchange, up to a maximum of 8,000,000 common shares.  Management determined BSEK’s net asset value per share and the number of shares to be issued based upon various criteria including a third party valuation, performed by PetroGlobe (Canada) Ltd., of KoZhaN’s major asset. On January 12, 2004, the transaction was completed and we issued 8,000,000 of our common shares at a deemed price of $0.286 per share (for a total deemed value of $2,288,000) to the shareholders of BSEK in exchange for their shares.  In addition, pursuant to the terms of the share exchange agreement, China Energy Ventures Corp. was required to advance $500,000 to BSEK as an unsecured short-term loan for use by BSEK in furthering its oil and gas business.  The $500,000 was advanced in October 2003.  In December 2003, we incurred expenditures on behalf of BSEK and forwarded additional funds to them so that the total advanced was $1,149,000 as at December 31, 2003.  This advance is unsecured, is repayable on June 1, 2004 and bears interest at the rate of 5% per annum.  Interest income of $5,941 has been recorded for the period from making the first advance on this loan up to December 31, 2003.

On March 4, 2004, we issued 681,475 common shares to IbrizOil Inc., an Alberta corporation, as consideration for the purchase of a royalty interest in the revenues of BSEK at a cost of $415,700.  The royalty interest amounts to 5% of BSEK’s net share of the earnings of its 90%-held subsidiary company, KoZhaN.  At the time of this transaction, Mr. Van Doorne, who is a director and the Chief Executive Officer of Ibriz, was also our Executive Vice President and the Managing Director of BSEK.

The bulk of our future capital expenditures are expected to be incurred in the oil and gas business.  We are forecasting capital expenditures of $1,500,000 in 2004 to develop the Morskoye field in Kazakhstan, including the licencing and drilling of one well, the installation of production facilities and related overhead.

In 2000, we invested cash of approximately $2,500,000 to acquire Big Sky Canada, including its interest in the Shekou joint venture.  In 2002, we then disposed of our interest in the Shekou joint venture for net cash proceeds of $2,029,200.

We invested $1,365,590 in the Chengdu joint venture in 2000 and a further $570,000 in 2001.  Since that time and until its virtual demise, the Chengdu joint venture has operated without additional investment from China Energy Ventures Corp.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003 we had cash and cash equivalents of $1,068,451 that were included in the working capital surplus of $2,241,254.  This compared to a working capital surplus of $1,736,597 at December 31, 2002.  This increase largely reflects the proceeds of a private placement that was undertaken in the fourth quarter of 2003.

Since inception, we have financed operations primarily through the sale of equity securities and, to date, have raised a total of $14,388,185, net of share issuance costs of $228,608. Included in this total is a private placement of 7,900,000 common shares of our common stock at $0.25 per share that was approved for the issue of 8,000,000 common shares by the Board of Directors on October 31, 2003.  On January 26, 2004 the final 100,000 shares were issued under this private placement.  Net proceeds from the issue were $1,924,132, net of issue costs totaling $50,868.  A registration statement was filed with the U.S. Securities and Exchange Commission on February 19, 2004 to clear these shares for trading, and we are currently awaiting SEC approval of this registration statement.

Chengdu Technology Services is now generating sufficient cash flow from operations that it should be able to fund its ongoing capital requirements out of that cash flow.  If Chengdu Technology Services generates cash flow that is surplus to its requirements, we anticipate it will re-invest this excess cash flow in related business opportunities in China. We do not anticipate Chengdu Technology Services will pay any dividends in the foreseeable future.

On October 7, 2003, prior to its acquisition by China Energy Ventures Corp., BSEK entered into a Share Purchase Agreement with Shengli Oilfield Junwei Petroleum-Tech Development Co., Ltd., a wholly owned subsidiary of Sino-pec.  Under the terms of the Share Purchase Agreement, Shengli was to acquire a 50% interest in the equity share capital of BSEK by subscribing for 10,000,000 shares of BSEK for $2,300,000.  These funds will be used to pay a $1,000,000 signature bonus to the Kazakhstan government, $300,000 for costs that arose in connection with the acquisition of KoZhaN by BSEK and $1,000,000 to initiate oil production.  The agreements further provide that Shengli will recover their investment of $2,300,000 from production revenue before any other distribution and that any further capital investment would be borne by both parties equally.  As of March 25, 2004, Shengli has paid $250,000 of the subscription amount.

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

On a consolidated basis, our minimum cash requirement for maintenance of operations is estimated at approximately $100,000 per month and we currently have sufficient resources to conduct operations on this basis until approximately March 2005.  With the acquisition of BSEK and our diversification into oil and natural gas exploration and production, we anticipate that we will be required to raise additional capital to fund future exploration and development programs.  BSEK’s agreement with Shengli is in accordance with our new strategy for entry into the oil business. We intend to leverage our relationships with Chinese national oil companies to have them partner with us in these projects and to have them provide the initial funding to establish production at the selected oil and gas fields.  If Shengli does not complete its purchase of shares in BSEK, we will consider returning to what has been our principal source of funding in the past, equity financing from investors. We have explored opportunities for vendor financing, bank credit facilities and export credit agency arrangements without success. Meeting our future financing requirements will likely be dependent on our being able to develop oil and gas joint venture partnerships on favourable terms and on our ability to access equity capital markets. We may not be able to raise additional equity when required, or we may raise the equity on terms that are dilutive to existing shareholders.

PLAN OF OPERATION

As of March 25, 2004, our management anticipates that we currently have sufficient working capital to fund our projected operations through March 2005 if Shengli invests the $1,800,000 in BSEK, which is expected to occur in the second quarter of 2004, as agreed by them.  This would include drilling, completing and tieing in a well in the Morskoye, Kazakhstan field at an estimated cost of $1,500,000.  In the absence of the Shengli investment, our rights would not be impacted but we would have only sufficient cash to fund our operations at a sustenance level, but we would attempt to raise equity share capital to undertake all planned operations as set out below.

In order to expand our exploration and production programs, we will be required to pursue additional financing. We will consider initiating an offering of common shares in the second quarter of 2004.  However, since we have not undertaken any actions or discussions regarding additional capital raising activities, we cannot state at this time that we anticipate that we will be able to raise sufficient funds to continue with our plan of operation. Any shortfalls in our ability to raise funds will result in the deferral of commencement of our exploration and production programs and this would materially impact our ability to continue operations.

Estimated Cash Requirements

Our current cash balance and any additional funds raised, are intended to fund the business operations of BSEK and Big Sky Canada, including the following:

Description	Estimated Cash Requirements for the period ending March 31, 2005
Morskoye Development	$1,500,000
Chengdu Big Sky Network Technology Services Ltd.	$100,000
Legal and Professional Expenses	$200,000
General Administrative and Overhead Expenses	$1,000,000
Capital Raising Expenditures	$200,000
Total	$3,000,000

The amount and timing of expenditures during the twelve months ending March 31, 2005 will depend on the success of any contracts we secure, and there is no assurance we will receive significant revenues or operate profitably. We anticipate that our current working capital is sufficient to satisfy our minimum operating requirements through March 2005; thereafter, we will require additional financing to continue as a going concern. Current cash resources are not anticipated to be sufficient to fund the next phase of our development and we intend to seek additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve our objective, or result in commercial success.

We do not engage in research and development activities.

COMMITMENTS

At December 31, 2003, we had a commitment through May 31, 2005 to lease 4,303 square feet of space in Calgary, Alberta for our North American office at a cost of $10,308 per month and commitments to lease 5,280 square feet of space in China for our head office and Chengdu office at a cost of $4,600 per month.  These operating leases provide for minimum lease payments of $495,968 as follows:

$
2004	157,988
2005	68,639
2006 to 2021 (per year)	17,101

In addition, our original commitment to the Chengdu joint venture requires that we invest an additional $3,564,410. Our partner in the Chengdu joint venture is in default of its commitments.  Considering our present outlook for the Internet business and the state of these joint ventures, we do not anticipate making any payments in respect to these joint ventures in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at December 31, 2003.

RELATED PARTY TRANSACTIONS

While Mr. Heysel, our Chief Executive Officer, is traveling on business, he occasionally incurs personal expenses using his corporate credit card.  When the credit card statement is received, we invoice him for any expenses which are not related to our business.  At December 31, 2003, we owed $3,185 to Mr. Heysel representing the overpayment by him of personal expenses incurred by China Energy Ventures Corp. on his behalf.  During the year, Mr. Heysel and companies of which he is an officer or director, re-imbursed the amount of $113,782 to China Energy Ventures Corp. in respect of personal expenditures.  At December 31, 2003, Mr. Heysel had been prepaid his management consulting fee for the months of January and February 2004 totaling $23,214.

We had no banking facilities in the PRC when we initiated operations there in 2001.  In April 2001, we deposited $2 million into the personal account of our President, Daming Yang, based upon an oral agreement that the funds would be used to pay expenses incurred by the Corporation in the PRC, as instructed by our Chief Executive Officer and Chief Financial Officer, and that the remainder of the funds would be transferred to our bank account in Hong Kong, when established.  Mr. Yang disbursed $950,374 on behalf of the Corporation, earned interest income of $14,936 for the account of the Corporation and transferred the balance of $1,064,562 to our account in Hong Kong in September 2001.  Mr. Yang received no benefit from holding the funds.

We have been unable to establish a bank account in Beijing.  Each month, we transfer funds to Kai Yang, the brother of our President and a consultant to Big Sky Canada, who is resident in Beijing, to cover the costs of maintaining an office in Beijing.  During 2003, we advanced $455,000 to Kai Yang and he disbursed the full amount for salaries, office rental, professional fees, travel, and other office administration expenses of Big Sky Canada (2002 - $423,082).  Kai Yang retained no part of these funds.

Big Sky Exploration (Ventures) Alberta Ltd. and Big Sky Exploration (Ventures) II Alberta Ltd., companies of which Matthew Heysel, our Chairman and Chief Executive Officer, was also Chairman and Chief Executive Officer, both entered into sub-leases with us for the use of office space on October 1, 2002, at a rate of CDN $5,000 per month should they obtain profitability.  These companies did not achieve profitability and each made one payment of CDN $5,000 to exit their lease in 2003.

M3 Energy Corp., a company of which Matthew Heysel, our Chairman and Chief Executive Officer, was a director until May 2002 and Mr. Thomas Milne, our Chief Financial Officer has been a director since inception, sub-leased office space from us in 2002 from January thru June at a rate of CDN $1,500.  In 2002 a total of CDN $9,000 was paid by M3 Energy to us for this office space.

NEW ACCOUNTING PRONOUNCMENTS

SFAS 143, Accounting for Asset Retirement Obligations, is effective for financial statements issued for fiscal years beginning after June 15, 2002.  SFAS 143 applies to the legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  Adoption of SFAS No. 143 in 2003 has not had a material impact on the Corporation’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures we must make about our obligations under certain guarantees that we have issued. It also requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligations we have undertaken in issuing the guarantee. The initial recognition and initial measurement provisions are to be applied only to guarantees issued or modified after December 31, 2002. Adoption of these provisions does not have a material impact on the Corporation’s financial position or results of operations. The disclosure requirements are effective for annual or interim periods ending after December 15, 2002.

Effective January 1, 2003, the Corporation adopted the provisions of SFAS 145: Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and technical corrections, which required the Corporation to reclassify an extraordinary item relating to extinguishment of debt to operating income.  The extraordinary item in the amount of $1,422,225 was reclassified to general and administration expenses for the year ended December 31, 2001 and for the cumulative period from inception on February 1, 2000 to December 31, 2003 on the consolidated statement of operations and deficit.

In January 2003, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 has no material impact on the Corporation, as it does not plan to adopt the fair value method of accounting for stock options at the current time. The Corporation has included the required disclosures in these financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 «Consolidation of Variable Interest Entities» (“FIN 46”).  FIN 46 provides criteria for identifying variable interest entities (“VIEs”) and further criteria for determining what entity, if any, should consolidate them.  In general, VIEs are entities that either do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities.  In December 2003, the FASB issued FIN 46(R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements.  The Company must adopt and apply FIN 46(R) for reporting periods ending after December 15, 2004.  FIN 46(R) is not expected to have a material impact on the Company’s results of operations or financial position.

The following standards issued by the FASB do not impact us at this time:

-	Statement No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities", effective for exit or disposal activities initiated after December 31, 2002;
-	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial statements issued after June 15, 2003;
-

SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post Retirements Benefits – an amendment of SFAS No. 87, 88 and 106”, effective for financial statements issued after December 15, 2003; and

-	SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003.

CRITICAL ACCOUNTING POLICIES

Stock Based Compensation

We account for stock-based awards to employees using the intrinsic method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees”.  Under APB 25, compensation expense is accounted for in accordance with the intrinsic method where the expense is recognized upon exercise of the option as being the difference between the quoted market price and the exercise price, or if resulting from awards under variable plans, the expense is measured at each reporting period as the difference between the quoted market price and the exercise price.  We account for stock-based awards to non-employees in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123 requires that stock options awarded to non-employees be valued at fair value on the date of the award.  Management estimates the fair value of the stock options using the Black-Scholes option pricing model and makes assumptions for the applicable interest rates, volatility and dividend yield.  In all cases, the calculated compensation is recognized as an expense over the period that the employee performs the related services.  For the year ended December 31, 2003, an amount of $1,541,174 was recorded as non-cash stock compensation expense in respect of employee and non-employee-stock based compensation (2002 - $489,654).

Impairment of Long Lived Assets

In accordance with SFAS No. 144, we review our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In determining recoverability, the estimated undiscounted cash flows from the asset or group of assets is assessed using expected pricing and costs.  Any write down that results from this comparison is reflected as an expense in the consolidated statement of operations.

OUTLOOK

To-date, our operations in the Chinese Internet market have produced only minimal revenues and we do not foresee a dramatic change in this situation in the near future.  We believe the demand for Internet access service in China will continue to grow provided the service can be offered at a reasonable cost.  Our efforts with Chengdu Technology Services have shown that the path to profitability can be achieved by focusing on providing Internet access service to corporate subscribers.  We believe these commercial subscribers can afford Internet access on an ongoing basis and balance the on-line use of bandwidth from residential subscribers.  We will continue to try to expand our operations in this market but additional investments in this business would only be considered based upon the potential for a short-term payback.

We have recently initiated plans to diversify our operations to include oil and natural gas exploration and production, an area in which our management has over 60 years of combined experience.  The oil and natural gas industry is cyclical in nature. During peaks in this cycle, oil prices are higher, exploration activities are more prolific and the costs associated with investing are generally lower that during the downward phase of the cycle.  Commodity prices have been relatively high for at least three years and the industry is very active.  Many companies have instigated exploration programs or are interested in investing in exploration.  We believe that now is the right time to diversify into this industry to utilize management’s knowledge and experience to the fullest extent.  We feel that this diversification will provide us with a revenue stream and financial stability which will sustain our operations so that we can concentrate on doing business in both the Internet and oil and gas sectors instead of focusing on our survival.

Our objective will be to find shallow (less than approximately 3000 feet) oil and gas fields with proven reserves that require some enhanced recovery, workover, additional drilling or stimulation, and that have an exploration upside, and are located near infrastructure and markets.  Once these fields have been identified, we intend to utilize our good relationships with Chinese national oil companies to bring them in as partners to complete the exploration and development programs on these fields.  The strategy for our entry into the oil business is to act as the principal in researching, negotiating and acquiring licences to explore and produce hydrocarbons and then to partner with the Chinese national oil companies and have these companies provide the initial funding that is required to establish production at the selected oil and gas fields.

As our initial transaction in the oil and gas business, on October 27, 2003 we entered into a Share Exchange Agreement with BSEK and all its shareholders of record as of that day.  BSEK holds a 90% interest in a partnership, KoZhaN, which holds the rights to explore, develop and produce hydrocarbons from three blocks of land in Kazakhstan, at least one of which, the Morskoye block, has proven oil reserves.  We are currently undertaking the activities that are necessary to initiate drilling of the Morskoye oil reserves and plan to spud a well in the second quarter of 2004.  The cost of the well and related development activities is estimated to be $1,500,000.  We do not currently have this level of cash available and have introduced a partner, Shengli, into the project.  Shengli has agreed to provide sufficient funding to pay the anticipated costs of this stage of the Morskoye development program.

Our current capital resources are limited.  There can be no assurances that we will have sufficient financial, technical and human resources to undertake new opportunities or maintain our current operations.

ITEM 7.

FINANCIAL STATEMENTS.

The information required by this item is included in pages F-1 through F-20 attached hereto. The index to the consolidated financial statements can be found on page 53.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not Applicable.

ITEM 8A.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective except as follows:

As more fully described in Note 9 to the condensed consolidated financial statements as filed in Amendment No. 1 to our Form 10-QSB for the period ended June 30, 2003, subsequent to the issuance of our financial statements for the quarter ended June 30, 2003, we determined that the stock based compensation expense did not reflect the proper amounts for options subject to variable plan accounting.  We have developed additional internal controls and procedures to better monitor non-cash compensation expense on a quarterly basis to improve our financial reporting and public disclosures.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

We employ our executive officers as consultants under the terms of individual consulting agreements.  See “Employment and Consulting Agreements”.  The following table sets forth information, as of March 25, 2004, regarding our directors, executive officers and key employees:

Name	Age	Position	Since
Matthew Heysel	47	Chairman of the Board, Chief Executive Officer	April 14, 2000
Daming Yang	46	Director and President	April 14, 2000
Thomas Milne	57	Director and Chief Financial Officer	April 14, 2000
Han Hua Feng	39	Director	September 4, 2003
Jian Jiang Jia	51	Director	September 4, 2003
Tao Qu	39	Director	September 4, 2003
Richard Wing Kit Lam	27	Vice President, Network Engineering	February 2, 2001
Glenn Van Doorne	51	Executive Vice President	February 26, 2004

Matthew Heysel - Chairman of the Board, Chief Executive Officer

Mr. Heysel has served as Chairman of the Board of Directors and Chief Executive Officer of China Energy Ventures Corp. from April 14, 2000 to the present.  He also serves as the Chairman of both Big Sky Network Canada Ltd. and Chengdu Big Sky Technology Services Ltd. and has held these positions since January of 2000 and October 2001, respectively.  Mr. Heysel has been a member of the board of directors of Big Sky Canada’s joint venture, Sichuan Huayu Big Sky Network Ltd., since its formation in July 2000.  Mr. Heysel has been the Chairman of Big Sky Energy Kazakhstan Ltd. since July 2003 and Vice-Chairman of KoZhaN LLP since August 2003.  Previously, he served as an Investment Banker at Yorkton Securities, a Canadian independent securities firm, where he was responsible for corporate finance in the oil and gas sector from April 1997 through April 1999.  From April 1999 to November 2001, he was the President of New Energy West Corporation.  From 1987 to 1997, Mr. Heysel was with Sproule Associates Limited, an independent economic evaluator of oil and natural gas reserves.  During his tenure with Sproule, Mr. Heysel held the positions of Petroleum Engineer and Associate, Engineering Manager and Senior Associate and Manager – International Projects and Senior Associate.  Mr. Heysel also serves as a director of Gastar Exploration Ltd.  Mr. Heysel obtained a Honors Bachelor Degree in Science from the University of Western Ontario in 1979 and a Bachelor of Science-Chemical Engineering Degree from the University of Toronto in 1982.

Daming Yang - Director and President

Mr. Yang has served on our Board of Directors and as our President since April 14, 2000.  He has also served as the President and a member of the board of directors of both Big Sky Network Canada Ltd. and Chengdu Big Sky Technology Services Ltd. and has held these positions since May of 1999 and October 2001, respectively.  Mr. Yang has also been a director of Sichuan Huayu Big Sky Network Ltd., since July 2000.  Mr. Yang has been the President of Big Sky Energy Kazakhstan Ltd. since July 2003 and Chairman of KoZhaN LLP since August 2003.  From the time Mr. Yang was no longer with Tongli Energy to May 1999, when Mr. Yang became the President of Big Sky Canada, Mr. Yang was conducting research as to the feasibility of the business that Big Sky Canada ultimately entered into.  As a result of Mr. Yang’s research Big Sky Canada was formed.  From 1995 through 1998, Mr. Yang served as Vice President and then President of Tongli Energy Technical Service Co. Ltd., an importer of high-technology equipment to China where he was responsible for the day to day administration of the company and managed a staff of six.  During his time with Tongli Energy, Mr. Yang was a member of the team that signed the first two oil and gas production sharing agreements between a Chinese and foreign entity in connection with the Liaohe and Dagang fields in China.  From 1989 to 1993, Mr. Yang was with Tri-City Survey Limited as a GIS Engineer.  Mr. Yang holds a Masters Degree in Aerial Photography and Remote Sensing from the Netherlands International Institute for Aerospace Survey and Earth Sciences.

Thomas Milne - Director and Chief Financial Officer

Mr. Milne has served on our Board of Directors and as Vice President of Finance and Chief Financial Officer since April 14, 2000.  He has also served as the Chief Financial Officer of Big Sky Network Canada Ltd., our subsidiary, since May of 1999.  From September 2002 to February 2004, Mr. Milne was the Regional Advisory Services Partner for Meyers Norris Penny LLP, a chartered accountancy and business advisory firm located in Calgary, Alberta.  From 2000 to 2002, Mr. Milne was employed by China Energy Ventures Corp. on a full-time basis.  From 1985 through 1997, Mr. Milne was Vice President and Treasurer of NOVA Corporation, and director of NOVA Finance International.  He was the Vice President, Finance and Chief Financial Officer of Arakis Energy, which was acquired by Talisman Energy Corp., from September, 1997 to October, 1998, an oil and gas company traded on the NASDAQ.  Since March 1998, Mr. Milne has served as Chief Executive Officer of Precise Details, Inc., a consulting, investment management, real estate and automotive services company.  Mr. Milne also currently serves as a director of The Alberta Performing Arts Stabilization Fund and the Investment Committee of the University of Calgary Pension and Endowment Funds.

Han Hua Feng – Director

On September 4, 2003, Mr. Feng was elected to the board of directors.  Mr. Feng has been a partner at Shenzhen Guangming Accounting firm since 1992.  From 1982 to 1992, he was the General Manager of the accounting department of Wuhan Industrial Fan Factory.  Mr. Feng received his accounting licences in 1992 and became a chartered accountant in 1993.  Mr. Feng has been appointed to both the Audit Committee and Human Resources and Compensation Committee.  Mr. Feng was appointed as Chairman of the Audit Committee on November 12, 2003.  Mr. Feng is an independent director.

Jian Jiang Jia – Director

On September 4, 2003, Mr. Jia was elected to the board of directors.  Mr. Jia is currently the General Manager and Vice Chairman of Tongli Telecommunications Group.  From 1993 to 1994, he was the General Manager of Tongli Shanxi Telecommunication Equipment Co. Ltd.  Mr. Jia obtained a Bachelors degree in Automatic Controls from Qinghua University in 1978 and has been a member of the China Telecommunications Association since 1990. Mr. Jia has been appointed to both the Audit Committee and Human Resources and Compensation Committee. Mr. Jia is an independent director.

Tao Qu – Director

On September 4, 2003, Mr. Qu was elected to the board of directors.  Mr. Qu has been General Manager of Beijing TLSIT Telecommunication Technology Corp. which acts as an agent in China for Sony Ericsson products since 2000.  From 1997 to 2000, Mr. Qu was the Vice General Manager of Beijing TQX New-Tech Corp. which acted as an agent in China for Ericsson mobile products.  From 1995 to 1997, he was a Market Supervisor at Hong Kong United First Corp.  From 1993 to 1995, Mr. Qu was a Senior Supervisor at Ericsson China.  He obtained a Bachelors Degree in Telecommunications from Beijing Telecommunication University in 1988 and a Bachelors Degree in Business Psychology from Beijing University in 19991.  Mr. Qu has been appointed to both the Audit Committee and Human Resources and Compensation Committee. Mr. Qu is an independent director.

Richard Wing Kit Lam - Vice President, Engineering

Mr. Lam has served as our Vice President, Engineering since February 2, 2001.  Prior to joining us, Mr. Lam was employed by SoftNet Systems as a Senior Systems Architect from April 2000 to November 2000.  From June 1998 to March 2000, Mr. Lam was a consultant with KPMG Consulting.  From 1995 to 1998, Mr. Lam was with Columbia University Telecommunications Services as a Senior Tech.  Mr. Lam obtained his Bachelor of Science Degree in Computer Engineering in 1998 from Columbia University.

Glenn Van Doorne – Executive Vice President

Mr. Van Doorne has served as our Executive Vice President since February 26, 2004.  He is also currently the Chief Executive Officer and a director of IbrizOil Inc., a private Alberta corporation, and has held these positions since 1998.  From 1991 to 1998, Mr. Van Doorne was Vice President of  Exploration and Development of Hurricane Hydrocarbons Ltd. (now known as Petrokazakhstan Inc.).  During his tenure with Hurricane Hydrocarbons, he was a member of the management team that secured Hurricane Hydrocarbon's Kazakhstan oil and gas assets.  Mr. Van Doorne obtained his Bachelor's Degree in Geological and Mineralogical Sciences from the Free University of Brussels (Belgium) in 1972 and his Master's Degree from the State University of Ghent (Belgium) in 1975.

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

Family Relationships

Mr. Wei Yang, a major shareholder in China Energy Ventures Corp. and Daming Yang’s brother, serves on the board of directors of our subsidiaries Big Sky Network Canada Ltd. and Chengdu Big Sky Technology Services Ltd. and as of January 1, 2004 is contracted to China Energy Ventures Corp. as our Vice President of Business Development.

Mr. Kai Yang, a major shareholder in China Energy Ventures Corp., is Daming Yang’s brother. As well, Mr. Yang is the sole shareholder of Big Sky Energy Canada Ltd. which owns 5,000,000 of our common shares.

Board and Committees

Our board members are elected annually by our shareholders and hold office until the next annual shareholders meeting or or until his successor is duly elected and qualified.  During 2003, the board of directors met three times including participants by telephone. All directors attended the board meetings.  Our board of directors also approved eleven additional corporate matters during 2003 through unanimous written consents.

The Board of Directors has an Audit Committee and a Human Resources and Compensation Committee, currently consisting of our three independent directors, Messrs. Feng, Jia and Qu.

The Audit Committee oversees the actions taken by our independent auditors and reviews our internal financial and accounting controls and policies.  On November 12, 2003, Mr. Feng was designated as the Audit Committee financial expert.  During that meeting, all members of the committee participated by telephone.

The Human Resources and Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and administers our incentive compensation and benefit plans.  Our Human Resources and Compensation Committee members were nominated to the board and the committee in September 2003. There were no matters in the last quarter of 2003 for the committee to address.

Compensation Committee Interlocks and Insider Participation

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

In the past, our board of directors has negotiated all executive salaries of our employees, including our Chief Executive Officer.  Directors do not participate in approving or authorizing their own salaries as executive officers.  Compensation for our Chief Executive Officer was determined by the Human Resources and Compensation Committee after considering his efforts in assisting in the development of our business strategy, the salaries of executives in similar positions, the development and implementation of Chengdu Technology Services, and our general financial condition.  Our board of directors believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials.  The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended 2003, Matthew Heysel was delinquent on filing one Section 16(a) Form 4 report during 2003.  This Form 4, which was to report the acquisition of an option to purchase shares, was required to have been filed no later than July 15, 2003 but was filed on July 21, 2003.    This delay was due to Mr. Heysel traveling at the time of the transaction.

All other Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were, to the best of our knowledge, timely complied with.

Code of Ethics

On March 29, 2004, our board of directors approved and adopted our Code of Business Conduct and Ethics which applies to all our officers, directors, employees and consultants, a copy of which is filed as an exhibit to this Form 10-KSB.  Our website is currently under construction.  The Code will be available on our website at www.chinabroadband.com once the site is posted.  Copies of the Code are available free of charge upon written request made to the office of the Corporate Secretary by either facsimile at 403-265-8808 or by mail at China Energy Ventures Corp., 1980-440-2 Avenue SW, Calgary, Alberta, T2P 5E9.

ITEM 10.

EXECUTIVE COMPENSATION.

We employ our executive officers as consultants.  The following table sets forth the compensation paid to our Chief Executive Officer and two other most highly compensated executive officer for the years indicated.  No other executive officer of China Energy Ventures Corp. earned a salary and bonus for such fiscal year in excess of $100,000.

Summary Compensation Table
	Annual Compensation				Long Term Compensation
						Awards	Payouts
Name and Principal Position	Fiscal Year Ended (1)	Salary (US$)	Bonus (US$)	Other Annual Compen-sation (Shares)	Securities under Option/SAR Granted (#)	Restricted Shares or Restricted Share Units (US$)	LTIP Payouts (US$)	All Other Compensation
Matthew Heysel, Chief Executive Officer	2003 2002 2001	140,865 72,956 (2) 115,000	0 0 0	0 856,027 (2) 0	0 0 50,000(4)	0 0 0	0 0 0	0 0 0
Daming Yang, President	2003 2002 2001	64,915 72,860 60,000	0 0 0	0 0 0	0 3,100,000(5) 50,000(5)	0 0 0	0 0 0	0 0 0
Thomas Milne, Chief Financial Officer	2003 2002 2001	4,114 (7) 29,426 (3) 96,000	0 0 19,611	0 682,802(3) 0	0 950,000(6) 150,000(6)	0 0 0	0 0 0	0 0 0
(1)		December 31
(2)

During 2002, Mr. Heysel took a voluntary deferral in his salary.  As of December 31, 2002, Mr. Heysel was owed $75,654 in salary which he has indicated he will convert to our common stock under the terms of the Alternative Compensation Plan.  Under this plan, Mr. Heysel will receive 856,027 common shares upon conversion of his salary owing.  As of the date of this report, Mr. Heysel has not converted his salary owing.  Mr. Heysel’s services are provided through his personal management company M.H. Financial Management Ltd.

(3)

During 2002, Mr. Milne took a voluntary deferral in his salary.  As of December 31, 2002, Mr. Milne was owed $60,443 in salary which he had indicated he would convert to our common stock under the terms of the Alternative Compensation Plan.  On August 27, 2003, Mr. Milne elected to convert all salary owing to him to our common stock under the terms of the Alternative Compensation Plan and we issued 682,802 shares to Precise Details, Inc., a company over which Mr. Milne has control.

(4)		Mr. Heysel surrendered these options to the company on July 23, 2002 and they were subsequently cancelled on October 21, 2002 by our board of directors. Mr. Heysel currently holds no options.
(5)

Mr. Yang surrendered 1,050,000 of these options to the company on July 23, 2002 and they were subsequently cancelled on October 21, 2002 by our board of directors.  Mr. Yang currently holds 2,100,000 options.

(6)

Mr. Milne surrendered a further 500,000 of these options to the company on July 23, 2002 and they were subsequently cancelled on October 21, 2002 by our board of directors.  Mr. Milne currently holds 600,000 options.

(7)

During 2002 and 2003, Mr. Milne provided services on a part-time basis.  As of March 2004, Mr. Milne started to take a more active role and we are in the process of negotiating terms of compensation with him.

Under the terms of the Alternative Compensation Plan, the fair market value of the shares are to be the weighted average trading price for the last five trading days of the month in which compensation is earned, however, if no trading has taken place during the last five trading days, then the average of the bid and offer price for the last trading day, as posted on www.otcbb.com is to be used. The following table outlines the fair market value of the accrued shares issuable under the Alternative Compensation Plan.  As at March 25, 2004, shares representing approximately $103,020 of expense had not been issued under this plan.  Although the expense has been accrued, the related shares will not be issued until requested by the beneficiaries. On August 27, 2003, Mr. Milne elected to convert all salary owing to him to our common stock under the terms of the Alternative Compensation Plan and we issued 682,802 shares to Precise Details, Inc., a company over which Mr. Milne has control.

2002	Fair Market
Value
January	$0.41
February	$0.33
March	$0.32
April	$0.19
May	$0.12
June	$0.06
July	$0.03
August	$0.04

Option Grants

The following table sets forth information regarding stock option grants to our officers and directors as of December 31, 2003:

Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted (1)	Exercise or Base Price ($/Sh)(2)	Expiration Date
Daming Yang	2,100,000	28.7	$0.05	October 21, 2007
Thomas Milne	600,000	8.2	$0.05	October 21, 2007
Richard Wing Kit Lam	250,000	3.4	$0.05	October 21, 2007

(1)	Based on options exercisable to acquire a total 7,310,000 shares to executive officers, directors and employees as at December 31, 2003.
(2)

The exercise price per share was equal to or greater than the fair market value of the common stock on the date of grant as determined by the Board of Directors.  Each option expires five years from the date of grant and one third of the grant vests upon grant and each successive third vests on the first and second anniversary of the grant.

Option Exercises

None of the Named Executive Officers have exercised options to purchase shares of our common stock as of December 31, 2003.

The following table sets forth details of each exercise of stock options as of December 31, 2003 by any of the Named Executive Officers, and the December 31, 2003 value of unexercised options on an aggregate basis.

Aggregated Options Exercised

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options as of December 31, 2003 Exercisable(2)/ Unexercisable	Value of Unexercised in the Money-Options at December 31, 2003 Exercisable/ Unexercisable (1)
Matthew Heysel (3)	Nil	Nil	0 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Daming Yang	Nil	Nil	1,400,000 (exercisable) 700,000 (unexercisable)	$ 1,050,000(exercisable) $ 525,000(unexercisable)
Thomas Milne	Nil	Nil	400,000 (exercisable) 200,000 (unexercisable)	$ 300,000(exercisable) $ 150,000(unexercisable)
Richard Lam	Nil	Nil	166,666(exercisable) 83,334 (unexercisable)	$ 125,000(exercisable) $ 62,500(unexercisable)

(1)	Based on closing price of $0.80 on December 31, 2003.
(2)	Includes Options to purchase common shares within 60 days after December 31, 2003.
(3)	Mr. Heysel did not exercise any options during 2002 and surrendered all his outstanding options to the company on July 23, 2002 for cancellation.

Director Compensation

We do not currently pay any cash compensation to directors for serving on our board, but we do reimburse directors for out-of-pocket expenses for attending board and committee meetings.  Our independent directors receive stock options to purchase shares of our common stock as compensation for their service as directors.  The terms of stock option grants made to independent directors are determined by the board of directors.  See “Option Grants”.  We do not provide additional compensation for committee participation or special assignments of the board of directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

We either directly or through our subsidiaries, have entered into consulting agreements with key individuals, including our executive officers, who perform services for us, as specified in the agreements.  We use a standard form of consulting agreement, which defines terms of the agreement, services to be performed, compensation and benefits, confidentiality and individual specific benefits based on the requirements of the position.  The following contracts were entered into on January 15, 2004 and expire six months from that date.

Mathew Heysel Consulting Agreement: Mathew Heysel provides services as our Chief Executive Officer on a full-time basis through his company, M. H. Financial Management Ltd. under a consulting agreement which expires July 15, 2004.  M. H. Financial Management is paid at a rate of $500 per day to a minimum of $10,000 per month exclusive of travel expenses and Goods and Services Tax for Mr. Heysel’s services.  The agreement contains non-compete provisions that restrict Mr. Heysel from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Heysel is no longer contracted by us for any reason.  Mr. Matthew Heysel’s consulting contract provides that should we terminate the agreement, Mr. Heysel would be paid $60,000 at the time of termination. The agreement provides that in the event of a change of control, Mr. Heysel is to be paid five percent (5%) of the value of the sale of our assets or the value of the transaction which would constitute a takeover of China Energy Ventures Corp.  This amount is to be paid within 10 days of the transaction.  A takeover of China Energy Ventures Corp. is defined as:

-

any change in the holding, either direct or indirect, of shares of the company, or any reconstruction, reorganization, recapitalization, consolidation, amalgamation, merger, arrangement or other transaction, that results in a person who was, or a group of persons acting in concert who were, not previously in a position to exercise effective control of China Energy Ventures Corp., in excess of the number that would entitle the holders thereof to cast twenty (25%) percent or more of the votes attaching to all shares of China Energy Ventures Corp., and

-

the exercise of such effective control to cause or result in the election or appointment of two or more directors of China Energy Ventures Corp., or of the successor to China Energy Ventures Corp., who were not previously directors of China Energy Ventures Corp.

Daming Yang Consulting Agreement:  Daming Yang provides services as our President on a full-time basis under a consulting agreement which expires on July 15, 2004.  We pay a consulting fee in the annual amount of $60,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Yang’s services. The agreement contains non-compete provisions that restricts Mr. Yang from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Yang is no longer contracted by us for any reason.

Thomas Milne Consulting Agreement:  During 2002 and 2003, Thomas Milne provided services as our Chief Financial Officer on a part-time basis through his company, Precise Details Inc.  Since April 2003, Precise Details Inc. has had no contract and receives no compensation. As of March 2004, Mr. Milne has started to take a more active role and we are in the process of negotiating terms of compensation with him.

Richard Lam Consulting Agreement:  Mr. Lam provides services as our Vice President, Engineering on a full-time basis.  This agreement expires on July 15, 2004.  We pay a consulting fee in the annual amount of $92,400, subject to annual adjustments at the discretion of our board of directors, for Mr. Lam’s services.  The agreement contains non-compete provisions that restricts Mr. Lam from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Lam is no longer contracted by us for any reason.  The agreement has no change of control provisions.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of March 25, 2004 for:

-	each of our directors and executive officers individually;
-	each person or group that we know owns beneficially more than 5% of our common stock; and
-	all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power.  The rule also deems common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person.  The applicable percentage of ownership for each shareholder is based on 39,944,744 shares of common stock outstanding as of March 25, 2004, together with applicable options for that shareholder.  Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Outstanding

Officers and Directors

Matthew Heysel 963 Pacific Heights Tower Apartments, Oriental Plaza #1 East Chang An Avenue Dong Cheng District Beijing, China, 100738	2,481,600 (1)	6.21% (1)
Daming Yang #4, Mou Gate 25 Baiwanzhuang Xicheng District Beijing, China, 100037 China	3,323,750 (2)	8.04% (2)

Thomas Milne 2311 Erlton Place SW Calgary, AB, Canada, T2S 2Z3	1,133,002 (3)	2.81% (3)
Han Hua Feng 19A Si Da Building Nan You Road Shenzhen China 51805	33,333 (4)	0.08% (4)
Jian Jiang Jia No. 173 Ping Yang Street Shanxi Province China 030006	33,333 (4)	0.08% (4)
Tao Qu Room 613, Huabin, No. 8 Yong An Dong Li Chao Yang District Beijing, China	33,333 (4)	0.08% (4)
Richard Lam 4 Ayrmont Lane Aberdeen, NJ, USA, 07747	166,666 (5)	0.42% (5)
Glenn Van Doorne 310-505-8 Avenue SW Calgary, Alberta T2P 5E9	1,572,121(6)	3.94% (6)

Officers and Directors as a Group	8,777,138 (7)	20.89% (7)

5% Shareholders
Wei Yang Room 837, China Merchant Building Shenzhen, Guong Dong, China 518067	7,257,083 (8)	18.02% (8)
Semper Gestion SA 40 A Route de Malagnon 1208 Geneva Switzerland	2,170,000 (9)	5.43% (9)
Pictet & Cie Geneva 29 Boulevard Georges-Favon 1204 Geneva Switzerland	2,000,000 (10)	5.01% (10)
Big Sky Energy Canada Ltd. 1980-440-2 Avenue SW Calgary, Alberta T2P 5E9	5,000,000 (11)	12.52% (11)

(1)

Includes 2,481,600 shares of common stock of which 547,000 shares are owned by Big Sky Holdings, a company over which Mr. Heysel has control, 1,903,883 shares are owned by MH Financial Management Ltd., a company over which Mr. Heysel has control and 30,467 shares which Mr. Heysel owns directly.

(2)	Includes 1,923,750 shares of common stock which Mr. Yang owns directly and options exercisable within 60 days of March 25, 2004 to acquire 1,400,000 shares of common stock.
(3)

Includes 733,002 shares of common stock of which 692,802 shares are owned by Precise Details, Inc., a company over which Mr. Milne has control, 35,200 shares owned directly by Mr. Milne and 5,000 shares owned by Mr. Milne indirectly through his spouse; and options exercisable within 60 days of March 25, 2004 to acquire 400,000 shares of common stock.

(4)	Consists of 33,333 shares of common stock acquirable upon exercise of options within 60 days of March 25, 2004.
(5)	Consists of 166,666 shares of common stock acquirable upon exercise of options within 60 days of March 25, 2004.
(6)

Includes 1,572,121 shares of common stock of which 1,435,389 shares are owned directly by Mr. Van Doorne, 136,295 shares which are owned by IbrizOil Inc., a company over which Mr. Van Doorne has control and 437 shares which are owned by IBRIZ Energy Inc., a company over which Mr. Van Doorne has control.

(7)	Includes 6,710,473 shares of common stock and options exercisable within 60 days of March 25, 2004 to acquire 2,066,665 shares of common stock.
(8)

Includes 6,923,750 shares of common stock of which 5,000,000 shares are owned by Big Sky Energy Canada Ltd., of which Mr. Yang is a director.  The board of Big Sky Energy Canada has given him sole voting and dispositive powers over all equity investments.  The total also includes 1,923,750 shares which are owned directly by Mr. Yang and options exercisable within 60 days of March 25, 2004 to acquire 333,333 shares of common stock.

(9)	Consists of shares of common stock only. Eric Freymond has ultimate voting and investment power over these shares.
(10)	Consists of shares of common stock only. Pascal Decoppel has ultimate voting and investment power over these shares.
(11)

Wei Yang, Daming Yang’s brother and a major shareholder of China Energy Ventures Corp. is a director of Big Sky Energy Canada Ltd. (“BSEC”) and has been assigned voting and dispositive powers over all equity investments held by BSEC.  Kai Yang, Daming Yang’s brother, is the sole shareholder of BSEC and is a shareholder of China Energy Ventures Corp.

As of the filing date of this report on Form 10-KSB, there are no arrangements which may result in a change in control.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1)

Big Sky Exploration (Ventures) Alberta Ltd. and Big Sky Exploration (Ventures) II Alberta Ltd., companies of which Matthew Heysel, our Chairman and Chief Executive Officer, was also Chairman and Chief Executive Officer, both entered into sub-leases with us for the use of office space on October 1, 2002, at a rate of CDN $5,000 per month should they obtain profitability.  These companies did not achieve profitability and each made one payment of CDN $5,000 to exit their lease in 2003.

2)

Eric Freymond, who is President of Semper Gestion, one of our major shareholders, was granted an option to purchase 500,000 common shares of China Energy Ventures Corp. on October 21, 2002 with an exercise price of $0.05 per share.  One third of the options vested immediately with the other two thirds vesting on the first and second anniversary of the grant date.  These options expire November 21, 2007.  These options were granted at fair market value.

3)

M3 Energy Corp., a company which Matthew Heysel, our Chairman and Chief Executive Officer, was a director of until May 2002 and which Mr. Thomas Milne, our Chief Financial Officer has been a director of since inception, sub-leased office space from us in 2002 from January through June at a rate of CDN $1,500 per month.  In 2002 a total of CDN $9,000 was paid by M3 Energy to us for this office space.

4)

On August 26, 2003, the Board of Directors approved the issuance of 682,802 common shares under the Alternative Compensation Plan to Precise Details, Inc., a company over which Thomas Milne, our Chief Financial Officer and a director, has control.  These shares were issued to settle debt owed to Precise Details, Inc. for the services of Mr. Milne for a total of $60,443.

5)

On September 4, 2003 the board of directors approved the issuance of 300,000 options to our three new directors, Messers. Feng, Jia and Qu with each person receiving 100,000 options each.  These options were priced at fair market value on the date of the grant with an exercise price of $0.15 per share.  One third of the options vested immediately upon issuance with one third vesting one year from the date of grant and the last third vesting two years from the date of grant.  All unexercised options expire on September 4, 2008.

6)

On October 27, 2003, China Energy Ventures Corp. entered into a Share Exchange Agreement with BSEK and all its shareholders of record as of that day.  Under the terms of the Agreement, we forwarded $500,000 to BSEK as a short-term loan which was to be repaid within 60 days.  As well, we were required to issue up to a maximum of 8,000,000 common shares in a share exchange offer with the shareholders of record of BSEK as of October 27, 2003.  Management determined the net asset value per share and the number of shares to be issued based upon various criteria including a third party valuation.  In December 2003, we forwarded $625,000 to BSEK as a short-

term loan which was to be repaid with 60 days. On January 12, 2004, we issued 8,000,000 of our common shares to the shareholders of BSEK in exchange for their shares in BSEK.  On January 14, 2004, BSEK made a payment of $250,000 on the initial loan made on October 27, 2003. On January 20, 2004, we extended the repayment terms on both loans to BSEK to June 1, 2004 and set the interest rate at 5% per annum.  This transaction did not result in a change in control of China Energy Ventures Corp.

Mr. Matthew Heysel, who is a shareholder, Chairman and Chief Executive Officer of China Energy Ventures Corp. was Chairman and Chief Executive Officer of BSEK and also the Vice-Chairman of KoZhaN at the time of the Share Exchange Agreement with BSEK.   Mr. Heysel, as a board member of China Energy Ventures Corp. and BSEK, voluntarily abstained from voting on the transaction with BSEK.  Mr. Heysel continues to hold his directorships and offices with these entities.

Mr. Daming Yang, who is a shareholder, director and President of China Energy Ventures Corp., was the President and a director of BSEK and also the Chairman of KoZhaN at the time of the Share Exchange Agreement with BSEK.  Mr. Yang, as a board member of China Energy Ventures Corp. and BSEK, voluntarily abstained from voting on the transaction with BSEK. Mr. Yang continues to hold his directorships and offices with these entities.

Mr. Kai Yang, at the time of the Share Exchange Agreement with BSEK, was a major shareholder of China Energy Ventures Corp., the sole shareholder of Big Sky Energy Canada Ltd. which held 80% of the stock of BSEK and Mr. Daming Yang’s brother.

7)

Mr. Wei Yang, who is a major shareholder of China Energy Ventures Corp. and Mr. Daming Yang’s brother, also sits on the boards of Big Sky Canada, Chengdu Technology Services and our Chengdu joint venture.  Mr. Yang also sits on the board of Big Sky Energy Canada Ltd., a major shareholder of China Energy Ventures Corp. and has been given sole voting and dispositive powers over all equity investments held by Big Sky Energy Canada Ltd.  We entered into a consulting agreement with Mr. Yang as of January 1, 2004 under which he is paid $5,000 per month to act as our Vice-President of Business Development.  This agreement expires on July 1, 2005.

8)

On February 27, 2004, we entered into an Asset Purchase Agreement with IbrizOil Inc., an Alberta corporation, referred to as Ibriz.  Under the terms of the agreement, Ibriz assigned its 5% over-riding royalty (the “Asset”) in BSEK’s interest in KoZhaN in exchange for common stock of China Energy Ventures Corp.  On March 4, 2004, we issued 681,475 common shares to Ibriz in connection with the agreement.  At the time of this transaction, Mr. Van Doorne was our Executive Vice President, the Managing Director of BSEK and a shareholder of China Energy Ventures Corp., as well as, the Chief Executive Officer, a director and a shareholder of Ibriz.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

Except for contracts made in the ordinary course of business, the following are the material contracts that have been entered into by China Energy Ventures Corp.:

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

10.5 (4)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang.
10.6 (5)	Cooperative Joint Venture Contract For Sichuan Huayu Big Sky Network Ltd. dated July 8, 2000
10.7 (5)	Strategic Partnership Agreement Between Chengdu Huayu Information Industry Co., Ltd. and Big Sky Network Canada Ltd.
10.8 (5)	Cooperative Joint Venture Contract For Deyang Guangshi Big Sky Ltd. dated November 25, 2000
10.9 (5)	Consulting Agreement between the Company and MH Financial Management for the services of Matthew Heysel
10.10 (5)	China Broadband Stock Option Plan
10.11 (5)	Form of Stock Option Agreement
10.12 (5)	Form of Restricted Stock Purchase Agreement
10.13 (5)	Letter Agreement dated July 25, 2000 by and between China Broadband Corp. and Canaccord International Ltd.
10.14 (5)	Joint Development Agreement of City-Wide-Area High Speed Broadband and Data Transmission Services Networks of China Between Big Sky Network Canada Ltd. and Jitong Network Communications Co. Ltd.
10.15 (5)	Consulting Agreement between the Company and Daming Yang
10.16 (5)	Consulting Agreement between the Company and Precise Details Inc. for the services of Thomas Milne
10.17 (8)	Agreement to the Establishment of Cooperation Joint Venture between Big Sky Network Canada Ltd. and Zhuhai Cable Television Station, dated May 27, 1999
10.18 (8)	Letter of Intent, dated March 1, 2000, between Big Sky Network Canada Ltd. and Dalian Metropolitan Area Network Center
10.19 (8)	Letter of Intent, dated November 8, 2000, between Big Sky Network Canada Ltd. and Hunan Provincial Television and Broadcast Media Co. Ltd.
10.20 (8)	Preliminary Agreement to Form a Contractual Joint Venture, dated March 8, 2001 between Big Sky Network Canada Ltd. and Changsha Guang Da Television
10.21 (6)	Purchase and License Agreement, dated September 28, 2000, between China Broadband Corp. and Nortel Networks Limited
10.22 (6)	Amendment, dated January 1, 2001, to the Purchase and License Agreement between China Broadband Corp. and Nortel Networks Limited
10.23 (8)	Consulting Agreement, dated December 22, 2000, between China Broadband Corp and Barry L. Mackie
10.24 (8)	Consulting Agreement, dated October 1, 2000, between China Broadband Corp and Richard Lam
10.25 (8)	Consulting Agreement, dated October 1, 2000, between China Broadband Corp and Ping Chang Yung
10.26 (8)	Consulting Agreement, dated October 1, 2000, between China Broadband Corp and YungPC AP
10.27 (7)	Common Stock Purchase Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd.
10.28 (7)

Termination Agreement dated September 29, 2000, among SoftNet  Systems,  Inc., China Broadband Corp., Big Sky Network Canada Ltd. and Matthew  Heysel,  for himself and as attorney-in-fact  for Daming Yang, Kai Yang, Wei Yang, Jeff Xue, Donghe Xue, Lu Wang, Wallace Nesbitt and Western Capital Corp.

10.29 (7)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang

10.30 (12)	Letter of Intent dated June 1, 2001 between Big Sky Network Canada Ltd. and Shanghai Min Hang Cable Television Center
10.31 (12)	Memorandum of Understanding dated June 18, 2001 between Big Sky Network Canada Ltd. and Beijing Gehua Cable TV Networks Co., Ltd.
10.32 (12)	Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing Branch of Ji Tong Network Communications Co., Ltd.
10.33 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Precise Details Inc.
10.34 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and M.H. Financial Management Ltd.
10.35 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Daming Yang
10.36 (12)	Indemnity Agreement dated June 29, 2001 between China Broadband Corp. and Matthew Heysel
10.37 (13)	Memorandum of Understanding between Big Sky Network Canada Ltd. and Fujian Provincial Radio and Television Network Co. Ltd. dated July 10, 2001
10.38 (14)	Note Cancellation Agreement between China Broadband Corp. and Canaccord International Ltd.
10.39 (15)	Consulting Agreement, dated July 1, 2001, between China Broadband Corp and Barry L. Mackie
10.40 (15)	Memorandum of Understanding between Chengdu Big Sky Network Technology Services Ltd. and Jitong Network Communications Co. dated October 15, 2001
10.41 (15)	Consulting Agreement, dated April 1, 2001 between China Broadband Corp. and Richard Lam
10.42 (17)	Joint Project Contract between the Chong Qing Branch of Jitong Network Communications Co. Ltd. and Chengdu Big Sky Network Technology Services Ltd. dated October 31, 2001
10.43 (17)	Alternative Compensation Plan
10.44 (17)	Fee Arrangement Agreement dated January 28, 2002, between China Broadband Corp. and Michael Morrison
10.45 (18)	Agency Agreement between China Broadband Corp. and Canaccord Capital (Europe) Limited dated March 13, 2002
10.46 (19)	Agreement of Cooperative Rights & Interests Assignment between Big Sky Network Canada Ltd. and Winsco International Limited dated September 13, 2002 – English Translation
10.47 (21)	Share Exchange Agreement, dated October 27, 2003, between China Broadband Corp., Big Sky Energy Kazakhstan Ltd. and its shareholders.
10.48 (22)	Consulting Agreement dated January 15, 2004, between China Energy Ventures Corp. and Richard Lam
10.49 (22)	Consulting Agreement dated January 15, 2004, between China Energy Ventures Corp. and Daming Yang
10.50 (22)	Consulting Agreement dated January 15, 2004, between China Energy Ventures Corp. and M.H. Financial Management Ltd.
10.51 (22)	Consulting Agreement dated January 1, 2004, between China Energy Ventures Corp. and Wei Yang
10.52 (22)	Share Purchase Agreement dated October 7, 2003 between Big Sky Energy Kazakhstan Ltd. and Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd. – English Translation
10.53 (22)	Frame Agreement of Jointly Cooperation dated November 6, 2003 between Big Sky Energy Kazakhstan Ltd. and Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd. – English Translation
10.54 (22)	Escrow Agreement dated January 30, 2004 between Big Sky Energy Kazakhstan Ltd., Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd. and W. Scott Lawler
10.55	Asset Purchase Agreement dated February 27, 2004 between IbrizOil Inc. and China Energy Ventures Corp.
10.56	Contract for exploration and production of hydrocarbons at Dauletaly Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan
10.57	Contract for exploration and production of hydrocarbons at Karatal Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan
10.58	Contract for exploration and production of hydrocarbons at Morskoye Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan
10.59	Audit Committee Charter, amended November 12, 2003
14	Code of Business Conduct and Ethics
16.1 (9)	Change in Auditor Letter of Amisano Hanson
16.2 (10)	Change in Auditor Letter of Arthur Anderson LLP

21.1 (22)	List of subsidiaries of registrant
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1)	Previously filed on Form 10-SB on December 2, 1999.
(2)	Previously filed on Form 8-K filed on April 28, 2000.
(3)	Previously filed on Form 10-KSB on July 11, 2000.
(4)	Previously filed on Form 8-K filed on September 29, 2000.
(5)	Previously filed on Form S-1 filed on December 6, 2000.
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

(7)	Previously filed on Form 8-K/A on December 12, 2000.
(8)	Previously filed on Form 10-KSB on March 28, 2001.
(9)	Previously filed on Form 8K on August 25, 2000.
(10)	Previously filed on Form 8K on September 26, 2000.
(11)	Previously filed on Form S-1, Amendment No. 1 on April 6, 2001.
(12)	Previously filed on Form S-1, Amendment No. 3 on July 2, 2001.
(13)	Previously filed on Form S-1, Amendment No. 4 on July 27, 2001.
(14)	Previously filed on Form S-1, Amendment No. 5 on August 10, 2001.
(15)	Previously filed on Form S-1, Amendment No. 7 on October 25, 2001.
(16)	Previously filed on Form 10-QSB on November 14, 2001.
(17)	Previously filed on Form 10-KSB on April 1, 2002.
(18)	Previously filed on Form S-1 on April 12, 2002.
(19)	Previously filed on Form 8-K/Amendment No. 1 on October 30 2002.
(20)	Previously filed on Form 10-KSB on April 16, 2003.
(21)	Previously filed on Form 8-K on October 31, 2003.
(22)	Previously filed on Form SB-2 on February 19, 2004.

The following 8-Ks were filed during the last quarter of 2003:

1.	Form 8-K filed on October 31, 2003 reporting the Share Exchange Agreement between China Broadband Corp, Big Sky Energy Kazakhstan Ltd. and it’s shareholders.
2.	Form 8-K filed on November 11, 2003 reporting the Frame Agreement of Jointly Cooperation between Big Sky Energy Kazakhstan Ltd. and Shengli Oilfield Junwei Pretroleum-Tech Development Co., Ltd.
3.	Form 8-K filed on December 31, 2003 reporting a name change of the corporation and a delay in closing the Share Exchange Agreement previously announced on Form 8-K on October 31, 2003.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements were $126,151 for the fiscal year ended 2003 and $97,576 for the fiscal year ended 2002.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2003 and 2002.

Tax Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning was $17,000 for the fiscal year ended 2003 and $892 for the fiscal year ended 2002. The fees charged for 2003 included assistance with the completion and filing of our Canadian income tax returns. Fees for 2002 represent technical advise on tax issues.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Deloitte & Touche LLP, other than the services reported above.

Pre-approval Policy and Procedure

The following policy and procedure has been adopted and incorporated into our Audit Committee charter:

All services provided by the independent auditor whether they be audit related or non-audit related, shall be pre-approved in writing either a) prior to the commencement of the contemplated services, or b) after the commencement of the contemplated services but before the completion of such services.

The Chairman of the Audit Committee or the designated Financial Expert, should they also be, at the time of approval, an independent director, are empowered to approve the contemplated services to be provided by the independent auditor on behalf of the committee.  All approvals taken by the Chairman or Financial Expert must be disclosed to the committee as a whole either a) in writing or by e-mail at the time of the approval; or b) verbally at a subsequent committee meeting.

Since September 4, 2003, the date our Audit Committee members were appointed to the Committee, they have approved all services provided by Deloitte & Touche LLP.  Prior to this, services were not pre-approved.

Deloitte & Touche LLP has advised us that, in connection with the audit of our financial statements for the year ended December 31, 2003, only full-time, permanent employees of Deloitte & Touche LLP performed the audit work.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

CHINA ENERGY VENTURES CORP.
By:	/s/ MATTHEW HEYSEL Name: Matthew Heysel Title: Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew Heysel
Matthew Heysel /s/ Daming Yang	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004
Daming Yang /s/ Thomas Milne	President and Director	March 30, 2004
Thomas Milne /s/ Jian Jiang Jia	Chief Financial Officer and Director (Principal Accounting Officer)	March 30, 2004
Jian Jiang Jia /s/ Han Hua Feng	Director	March 30, 2004
Han Hua Feng /s/ Tao Qu	Director	March 30, 2004
Tao Qu	Director	March 30, 2004

Independent Auditors’ Report

To the Board of Directors and Stockholders of

China Energy Ventures Corp. (formerly China Broadband Corp.):

We have audited the consolidated balance sheets of China Energy Ventures Corp. and subsidiaries (a Development Stage Enterprise) as of December 31, 2003 and 2002 and the related consolidated statements of operations and deficit, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003 and for the period from February 1, 2000 (date of incorporation) to December 31, 2003.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of China Energy Ventures Corp. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 and for the period from February 1, 2000 (date of incorporation) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation is a development stage enterprise engaged in providing equipment and technical services to users of high speed Internet, data and voice services in The People’s Republic of China.  As discussed in Note 2 to the financial statements, the Corporation’s operating losses since inception raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 3 to the financial statements, effective January 1, 2002, the Corporation changed its method of accounting for goodwill.

/s/ Deloitte & Touche LLP

Chartered Accountants

Calgary, Alberta, Canada

March 4, 2004

CHINA ENERGY VENTURES CORP. (formerly China Broadband Corp.)
(a Development Stage Enterprise)
Consolidated Balance Sheet
(Expressed in United States Dollars)

	December 31, 2003	December 31, 2002
ASSETS
CURRENT
Cash and cash equivalents	$1,068,451	$1,688,173
Restricted cash (Note 3)	30,000	30,000
Interest and other receivable	87,158	200,880
Advances to related party (Note 15)	1,154,941	-
Prepaid expenses	163,017	12,553
	2,503,567	1,931,606
Property and equipment, net (Note 4)	287,139	456,252
	$2,790,706	$2,387,858
LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Note 5)	$262,313	$195,009

CONTINUING OPERATIONS (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY
Common stock	89,516	80,933
$0.001 par value, shares authorized:50,000,000;
shares issued and outstanding: 31,096,603
(2002-22,513,801) (Note 7)
Additional paid in capital	26,840,474	22,908,005
Deferred compensation	(1,008,510)	(532,764)
Deficit	(23,393,087)	(20,263,325)
	2,528,393	2,192,849
	$2,790,706	$2,387,858

The accompanying notes are an integral part of this consolidated financial statement.

CHINA ENERGY VENTURES CORP. (formerly China Broadband Corp.)
(a Development Stage Enterprise)
Consolidated Statements of Operations and Deficit
(Expressed in United States Dollars)
				Cumulative Period From
				Date of
				Incorporation
	Year Ended December 31			Feb 1, 2000 to
	2003	2002	2001	Dec 31, 2003
REVENUE
Internet Services	$184,328	141,942	20,579	$346,849
Technical consulting	-	-	-	208,333
Cost of Sales (exclusive of amortization
shown separately below)	(119,722)	(120,392)	(17,592)	(257,706)

GENERAL AND ADMINISTRATIVE
EXPENSES (including non-cash
compensation of $1,541,174 (2002-
$489,654, 2001-$369,036))	(3,038,170)	(2,004,663)	(2,115,581)	(10,264,799)
DEPRECIATION AND AMORTIZATION	(170,433)	(213,162)	(2,440,772)	(3,403,380)
IMPAIRMENT OF ASSETS (Note 6)	-	(400,000)	(8,228,623)	(8,628,623)
	(3,143,997)	(2,596,275)	(12,781,989)	(21,999,326)

LOSS IN BIG SKY NETWORK
CANADA LTD.	-	-	-	(181,471)
LOSS IN SHEKOU JOINT
VENTURE (Note 6)	-	(123,504)	(283,682)	(609,607)
LOSS IN CHENGDU JOINT
VENTURE (Note 6)	-	-	(1,098,087)	(1,141,793)
GAIN ON SALE OF SHEKOU
JOINT VENTURE (Note 6)	-	125,798	-	125,798
INTEREST INCOME	14,235	2,501	89,093	413,312

NET LOSS	(3,129,762)	(2,591,480)	(14,074,665)	(23,393,087)

DEFICIT, BEGINNING OF PERIOD	(20,263,325)	(17,671,845)	(3,597,180)	-

DEFICIT, END OF PERIOD	$(23,393,087)	(20,263,325)	(17,671,845)	$(23,393,087)

LOSS PER SHARE
Basic and diluted	$(0.13)	(0.12)	(0.72)

SHARES USED IN COMPUTATION
Basic and diluted	23,536,537	21,774,775	19,474,517

The accompanying notes are an integral part of this consolidated financial statement.

F-4

F-4

F-4

F-4

CHINA ENERGY VENTURES CORP. (formerly China Broadband Corp.) (a Development Stage Enterprise) Consolidated Statements of Stockholders’ Equity (Expressed in United States Dollars)
			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity
		$	$	$	$	$

Balance,	1,509,850	59,971	-	-	-	59,971
February 1, 2000

Issue of common stock
for the outstanding shares
of China Broadband
(BVI) Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement agreements at $0.20
per share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement agreements at $1.00
per share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to private placement agreement at $7.50 per
share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation (Note 8)	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative
Compensation Plan
(Note 10)	-	-	163,463	-	-	163,463

Issuance of common
stock to settle legal
fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25
per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)

Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation (Note 8)	-	-	-	1,541,174	-	1,541,174

Deferred compensation	-	-	2,016,920	(2,016,920)	-	-

Alternative
Compensation Plan
(Note 10)	682,802	683	(683)	-	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	7,900,000	7,900	1,916,232	-	-	1,924,132

Net loss	-	-	-	-	(3,129,762)	(3,129,762)

Balance,
December 31, 2003	31,096,603	89,516	26,840,474	(1,008,510)	(23,393,087)	2,528,393

The accompanying notes are an integral part of this consolidated financial statement.

CHINA ENERGY VENTURES CORP. (formerly China Broadband Corp.)
(a Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
				Cumulative
				Period From
				Date of
				Incorporation
	Year ended December 31			February 1, 2000 to
	2003	2002	2001	December 31, 2003
CASH FLOWS RELATED TO
THE FOLLOWING ACTIVITIES
OPERATIONS
Net loss	$(3,129,762)	(2,591,480)	(14,074,665)	$(23,393,087)
Adjustment for:
Extinguishment of Debt (Note 14)	-	-	(1,422,225)	(1,422,225)
Depreciation and amortization	170,433	213,162	2,440,772	3,403,380
Impairment of assets	-	400,000	8,228,623	8,628,623
Loss in Big Sky Network
Canada Ltd.	-	-	-	181,471
Loss in Shekou joint
venture (Note 6)	-	123,504	283,682	609,607
Loss in Chengdu joint
venture (Note 6)	-	-	1,098,087	1,141,793
Gain on Sale of Shekou
joint venture	-	(125,798)	-	(125,798)
Non-cash stock
compensation (Notes 8, 9 and 10)	1,541,174	489,654	369,036	2,466,957
Issuance of Common Shares
for settlement of legal fees	-	21,062	-	21,062
Changes in operating assets and liabilities
Restricted cash	-	-	-	(30,000)
Interest and other receivable	(6,219)	37,703	(60,382)	(93,099)
Prepaid expenses	(150,465)	156,722	(52,155)	(163,017)
Accounts payable and
accrued liabilities	116,421	(159,614)	12,581	(433,570)
	(1,458,418)	(1,435,085)	(3,176,646)	(9,207,903)
FINANCING
Issue of common stock for cash (Note 7)	1,975,000	749,290	-	14,616,793
Stock issuance costs (Note 7)	(8,785)	(101,929)	-	(186,525)
	1,966,215	647,361	-	14,430,268
INVESTING
Fixed asset additions	(1,319)	(172,599)	(249,386)	(702,696)
Proceeds from the sale of the
Shekou joint venture (net of costs)	22,800	2,006,400	-	2,029,200
Investment in Chengdu joint venture	-	-	(570,000)	(1,935,590)
Acquisition of Big Sky Network
Canada Ltd. (net of cash acquired)	-	-	-	(2,395,828)
Advances to related company	(1,149,000)	-	-	(1,149,000)
	(1,127,519)	1,833,801	(819,386)	(4,153,914)

NET DECREASE(INCREASE) IN CASH
AND CASH EQUIVALENTS	(619,722)	1,046,077	(3,996,032)	1,068,451

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,688,173	642,096	4,668,128	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$1,068,451	1,688,173	642,096	$1,068,451

SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for income taxes	-	-	-	-
Cash paid for interest	-	-	115,290	115,290

INCLUDED IN FINANCING ACTIVITIES
Accounts payable	42,083

INCLUDED IN INVESTING ACTIVITIES
Accounts receivable	-	114,000	-	-
Accounts payable	-	91,200	-	-

The accompanying notes are an integral part of this consolidated financial statement.

CHINA ENERGY VENTURES CORP. (formerly China Broadband Corp.)

1

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2003

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

1.

INCORPORATION AND BACKGROUND

a)

Incorporation and background

China Energy Ventures Corp. (the "Corporation") was incorporated in Nevada in February 1993 under the name "Institute for Counseling, Inc." On April 27, 2000, Institute for Counseling, Inc. changed its name to China Broadband Corp. and on December 29, 2003, China Broadband Corp. changed its name to China Energy Ventures Corp. The Corporation is a development stage enterprise that provides equipment and technical services to support Internet usage in major urban markets throughout The People's Republic of China (the "PRC").  The Corporation is also pursuing the acquisition of oil and gas exploration and production assets (see Note 15).

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

b)

Investment in Big Sky Network Canada Ltd.

CBB - BVI acquired Big Sky Network Ltd. ("BSN") on February 1, 2000.  Between February 22 and April 25, 2000 BSN issued 10,000,000 shares to a third party for cash so that the Corporation only held 50% of the issued share capital of BSN.  The Corporation purchased the other 50% on September 29, 2000.

BSN owned a 50% interest in the joint venture, Shenzhen China Merchants Big Sky Network Ltd. ("Shekou JV"), which provided Internet access to residential and business customers through the cable television infrastructure. On September 13, 2002, the Corporation sold its 50% interest in the Shekou JV.

On July 8, 2000, BSN acquired a 50% interest in a 20-year joint venture, Sichuan Huayu Big Sky Network Ltd. ("Chengdu JV"), which provides Internet access to residential and business customers through the cable television infrastructure in the Sichuan Province, the PRC. BSN agreed to contribute a maximum of $5,500,000 to the Chengdu JV in cash or equipment and is entitled to receive 65% of the profits earned between 2001 and 2007, 50% of the profits earned between 2008 and 2013 and 35% of the profits earned between 2014 and 2020. As at December 31, 2003, the Corporation has contributed $1,935,590 to this joint venture.  The Chengdu JV has incurred losses since inception. In 2002, the Corporation ceased making capital contributions to the Chengdu JV because of the partners’ lack of performance of its commitments under the joint venture agreement. The Corporation is pursuing remedies from its joint venture partner to recover its investment.  In the present environment, the Corporation does not intend to increase its investment in the Chengdu JV.

Profits earned under the joint venture contracts will be equal to net income, which is to be calculated in accordance with PRC generally accepted accounting principles ("GAAP"). The significant differences between PRC GAAP and US GAAP that are applicable to the joint ventures are: Under PRC GAAP, pre-operating expenses are capitalized and are be fully expensed when the Corporation commences operations while these costs are expensed as incurred under US GAAP; a reserve for Staff Welfare and Incentive Bonus Fund is appropriated from net income after taxation for PRC GAAP while it would be recorded as an operating expense under US GAAP. There are other differences between PRC GAAP and US GAAP, however, these differences do not currently impact the joint ventures' financial statements.

c)

Chengdu Big Sky Network Technology Services Ltd.

In October 2001, the Corporation established a wholly owned subsidiary to provide high speed Internet access in the sector of Chengdu, Sichuan Province designated as a development zone for technology based companies. Chengdu Big Sky Network Technology Services Ltd. provides its own Internet fibre link, principally to commercial subscribers and government offices with secondary emphasis placed on residential customers.

2.

CONTINUING OPERATIONS

These consolidated financial statements have been prepared on a going concern basis. Subsequent to December 31, 2003, the Corporation has acquired an oil and gas business and must make certain capital expenditures during the course of the next year (see Note 15). The Corporation's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Corporation be unable to continue as a going concern.

During 2003, the Corporation utilized cash for management and corporate administrative activities of approximately $120,000 per month.  Management anticipates that the Corporation currently has sufficient working capital to fund this minimum level of operations through March 2005.  However, the Corporation may require additional financing to continue as a going concern beyond March 2005. Current cash resources are not anticipated to be sufficient to fund the next phase of the Corporation’s development, including its entry into the oil and gas business, and it will consider seeking additional private equity or debt financing.  There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation’s objective, or result in commercial success. The Corporation cannot assure you that it will be able to obtain sufficient capital to satisfy all of its obligations or that its operating subsidiaries will be commercially successful.

The ability of the Corporation to survive will depend on the acceptance of broadband Internet services in the PRC, which remains unproven, and/or on the Corporation’s ability to finance, acquire, explore for and produce oil and natural gas on a profitable basis.

The Corporation's operations may also be adversely affected by significant political, economic and social uncertainties in the PRC and in other countries in which it may acquire oil and gas operations.  Although the government of the PRC has been pursuing economic reform policies, no assurance can be given that it will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances There is also no guarantee that the pursuit of economic reforms will be consistent or effective.  These factors may impact the Corporation’s ability to conduct its business, the results of its operations and its financial condition and its right to pay dividends.

3.

ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, BSN, and Chengdu Big Sky Network Technology Services Ltd.

The equity method of accounting is used for companies in which the Corporation has significant influence which generally means common stock ownership of at least 20% and not more than 50%. The Corporation uses the equity method to account for its joint venture investments in the Shekou JV (which was sold in 2002) and the Chengdu JV. BSN was accounted for as a majority-controlled subsidiary until April 25, 2000. For the period April 26, 2000 to September 28, 2000, while the Corporation owned 50% of BSN, BSN was accounted for using the equity method.  For the period since September 29, 2000, BSN has been accounted for as a wholly-owned subsidiary and all material inter-company accounts and transactions have been eliminated.

Cash and cash equivalents

The Corporation considers all highly liquid debt instruments with maturities at the date of purchase of three months or less to be cash equivalents.

Restricted cash

The amount of $30,000 is maintained on deposit to secure corporate credit card balances (2002 - $30,000).

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the declining balance method as follows:

Furniture and fixtures	20%
Computer hardware	30%

Amortization of leasehold improvements and assets recorded under capital lease agreements are computed using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets, currently over 5 years.

Goodwill and other intangible assets

Up to December 31, 2001, amortization of goodwill was provided using the straight-line method over the estimated useful life of five years. Acquired intangible assets, consisting of intellectual property, the Shekou JV and the Chengdu JV, were amortized using the straight line method over their estimated useful lives, ranging from five to seven years, until December 31, 2001. The Corporation prospectively adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, extends the allowable useful lives of certain intangible assets, and requires recognition for goodwill and intangible assets and impairment testing, which must be performed at least annually.

Long-lived assets

The carrying value of long-lived assets, which includes goodwill and the investment in the joint ventures, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the estimated undiscounted future cash flow expected to result from the use and disposition of the asset, is less than the carrying value of the asset. (See Note 6)

Income taxes

The Corporation accounts for income taxes using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their values for income tax purposes together with operating loss and tax credit carry forward balances, measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

Revenue recognition

The Corporation and the joint ventures derive revenue from the sale and rental of cable modems, monthly subscription fees and maintenance fees, which are recognized when the services are provided. Sales of cable modems are recognized when the goods are delivered and title has passed.

The Corporation recognized revenue from technical consulting services rendered to BSN while it was not wholly-owned, on a ratable basis.  Revenue totaling $208,333 was recorded in 2000 in respect of these services.

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

In respect of stock based awards to employees that are accounted for under the intrinsic value method, if compensation expense had been recognized based on the fair values of the stock options on the dates they were granted to employees, the Corporation's net loss and net loss per common share would have been as follows:

	Year Ended December 31,
	2003	2002	2001
	$	$	$
Net loss, as reported	(3,129,762)	(2,591,480)	(14,074,665)
Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects	1,187,055	-	-
Deduct: Total stock-based employee
compensation expense determined under fair
value-based method for all awards, net of
related tax effects	94,078	278,432	623,512

Proforma net loss	(2,036,785)	(2,869,912)	(14,698,177)

Net loss per share:
Basic and diluted – as reported	(0.13)	(0.12)	(0.72)
Basic and diluted – pro forma	(0.09)	(0.13)	(0.75)

The fair value of stock options used in computing the pro forma net loss and basic loss per common share was estimated at grant date, determined by the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001

Dividend yield	0%	0%	0%
Expected volatility	140%	100%	92%
Risk free interest rate	3.60%	3.18%	3.28%
Expected option life	5 years	3 years	4.78 years

Net loss per share

Basic loss per share ("EPS") excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options) were exercised or converted into common stock, using the treasury stock method.  Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be anti-dilutive.

Use of Estimates

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

Financial Instruments

The recorded carrying amount of cash and cash equivalents and accounts payable approximates fair value.

Impact of Recent and Pending Accounting Pronouncements

SFAS 143, Accounting for Asset Retirement Obligations, is effective for financial statements issued for fiscal years beginning after June 15, 2002.  SFAS 143 applies to the legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  Adoption of SFAS No. 143 in 2003 has not had a material impact on the Corporation’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures we must make about our obligations under certain guarantees that we have issued. It also requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligations we have undertaken in issuing the guarantee. The initial recognition and initial measurement provisions are to be applied only to guarantees issued or modified after December 31, 2002. Adoption of these provisions does not have a material impact on the Corporation’s financial position or results of operations. The disclosure requirements are effective for annual or interim periods ending after December 15, 2002.

Effective January 1, 2003, the Corporation adopted the provisions of SFAS 145: Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and technical corrections, which required the Corporation to reclassify an extraordinary item relating to extinguishment of debt to operating income.  The extraordinary item in the amount of $1,422,225 was reclassified to general and administration expenses for the year ended December 31, 2001 and for the cumulative period from inception on February 1, 2000 to December 31, 2003 on the consolidated statement of operations and deficit.

In January 2003, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 has no material impact on the Corporation, as it does not plan to adopt the fair value method of accounting for stock options at the current time. The Corporation has included the required disclosures in these financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 «Consolidation of Variable Interest Entities» (“FIN 46”).  FIN 46 provides criteria for identifying variable interest entities (“VIEs”) and further criteria for determining what entity, if any, should consolidate them.  In general, VIEs are entities that either do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities.  In December 2003, the FASB issued FIN 46(R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements.  The Company must adopt and apply FIN 46(R) for reporting periods ending after December 15, 2004.  FIN 46(R) is not expected to have a material impact on the Company’s results of operations or financial position.

The following standards issued by the FASB do not impact the Corporation at this time:

-	Statement No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities", effective for exit or disposal activities initiated after December 31, 2002;
-	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial statements issued after June 15, 2003;
-

SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post Retirements Benefits – an amendment of SFAS No. 87, 88 and 106”, effective for financial statements issued after December 15, 2003; and

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003.

4.

PROPERTY AND EQUIPMENT

Property and equipment consist of:

	December 31 2003	December 31, 2002
	$	$

Furniture and fixtures	163,361	163,361
Computer hardware and software	480,300	478,980
Leasehold improvements	59,036	59,036
	702,697	701,377
Accumulated amortization	(415,558)	(245,125)
	287,139	456,252

5.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following amounts are included in accounts payable and accrued liabilities:

	December 31 2003	December 31, 2002
	$	$

Trade accounts payable	74,609	82,129
Professional fees	137,583	20,000
Office lease	46,936	-
Costs associated with the sale of the Shekou JV	-	91,200
Other	3,185	1,680
	262,313	195,009

6.

INVESTMENT IN JOINT VENTURES

Impairment of long-lived assets

As part of the review of the December 31, 2001 financial results, management performed an assessment of the carrying value of the long-lived assets recorded as a result of the 2000 acquisition of BSN and from its direct investments in the Shekou and Chengdu JVs.

Economic trends had negatively impacted technology-companies’ market valuations and management's outlook on expected future growth rates for the Internet industry and BSN’s businesses in particular. Based on the review, management concluded that the decline in valuations and expected growth rates within the Internet industry was more than a temporary condition. Consequently, management performed impairment analysis in accordance with its policy as disclosed in Note 3, and as a result, recorded a $7,549,111 write-down of intangible assets and $679,512 write-down of the investment in the Chengdu JV at December 31, 2001, representing the amount by which the carrying values of these assets exceeded their fair values.

Asset	Write Down at December 31, 2001
$

Investment in Chengdu JV	679,512

Intangible Assets
Intellectual property	198,010
Shekou JV	1,911,939
Chengdu JV	3,823,875
Goodwill	1,615,287
7,549,111
Total Write Down	8,228,623

The remaining balance of Intellectual property of $400,000 at December 31, 2001 was written off at December 31, 2002 as the Corporation had sold its interest in the Shekou JV, discontinued its active participation in the Chengdu JV and discontinued pursuing new Internet joint venture opportunities with cable television stations.

On September 13, 2002, BSN sold its 50% interest in Shekou JV for $2,280,000.  Net proceeds, after agent's fees and professional fees, were approximately US$2,029,200.  At the time of the sale, the Corporation's investment in Shekou JV, net of its equity share of losses incurred by the joint venture to the date of sale, was approximately $1,903,402, resulting in a gain of $125,798.

The following table is a summary of the financial information of the Chengdu JV, which is accounted for on an equity basis.  The Corporation wrote off its entire investment in the Chengdu JV in 2001 and has not recognized the losses for 2002 and 2003 in its Statement of Operations.

	December 31, 2003	December 31, 2002	December 31, 2001
	$	$	$

Current assets	14,950	43,154	25,365
Other assets	316,326	460,716	352,705

Total assets	331,276	503,870	378,070

Current liabilities	305,338	277,565	274,315
Capital	25,938	226,305	103,755

Total liabilities and capital	331,276	503,870	378,070

Gross Revenue	76,530	80,635	12,755

Gross Loss	(147,570)	(129,548)	(136,405)

Net loss	(200,564)	(244,797)	(458,435)
Impairment of Assets	--	--	(1,230,930)
Total	(200,564)	(244,797)	(1,689,365)

China Energy Ventures Corp. Share of Loss	(130,367)	(159,118)	(1,098,087)

The following table is a condensed summary of the financial information of the Shekou JV, which was accounted for on the equity method until its sale in September 2002.

	December 31, 2002	December 31, 2001
	$	$

Current assets	-	1,168,309
Other assets	-	928,615

Total assets	-	2,096,924

Current liabilities	-	191,376
Capital	-	1,905,548

Total liabilities and capital	-	2,096,924

Gross Revenue (1)	288,721	315,813

Gross Profit (Loss) (1)	38,167	(43,727)

Net loss (1)	(205,839)	(472,803)

China Energy Ventures Corp. Share of Loss (1)	(123,504)	(283,682)

(1) For the December 31, 2002 year, these numbers reflect operations from January 1, 2002 to September 13, 2002, the date on which the Corporation sold its interest in the Shekou JV.

7.

COMMON STOCK

The Corporation has issued the following shares in a series of private placement agreements:

i.	On April 14, 2000 the Corporation issued 500,000 common shares at $0.20 per share for total proceeds of $100,000;
ii.	On May 12, 2000 the Corporation issued 1,530,000 common shares at $1.00 per share for total proceeds of $1,530,000;
iii.	On May 12, 2000 the Corporation issued 1,301,667 common shares at $7.50 per share for total proceeds of $9,762,503;
iv.	On April 3, 2002, the Corporation issued 2,997,160 common shares at $0.25 per share for total proceeds of $749,290;
v.	On August 26, 2003, 682,802 common shares were issued pursuant to the Alternative Compensation Plan. Proceeds of the issue were recorded in 2002; and
vi.	In the fourth quarter of 2003, the Corporation issued 7,900,000 common shares at $0.25 per share for total proceeds of $1,975,000.

On November 21, 2003, December 2, 2003 and December 30, 2003 the Corporation closed three tranches of a private placement financing and issued 7,900,000 common shares for total proceeds of $1,975,000. Share issue costs of $50,868 were incurred in connection with this private placement.  At December 31, 2003, 31,096,603 common shares were issued and outstanding.  The private placement financing had been authorized for the issue of 8,000,000 common shares to be priced at $0.25 per shares. A further 100,000 shares were issued on January 26, 2004 to complete this private placement.  The proceeds of this financing were used for working capital and to initiate the Corporation’s entry into the oil and gas business in the Republic of Kazakhstan (see Note 15).

8.

STOCK OPTION PLAN

(a)

Stock Option Plan

The Board of Directors of the Corporation adopted the 2000 Stock Option Plan (the "Plan") during April 2000.  Shareholders approved the Plan on June 29, 2001. Under the Plan, the Corporation has reserved 8,000,000 common shares for issuance under options granted to eligible persons. As at December 31, 2003 7,310,000 had been granted and 690,000 remained available for granting.

Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 110% of fair market value for incentive stock options where the employee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Corporation. These stock options expire three to five years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors.

(b)

Option Activity

Option activity under the Plan is as follows:

	2003	2002	2001
	Number of	Number of	Number of
	Shares	Shares	Shares

Opening Balance - January 1	6,810,000	6,618,333	4,775,000
Granted	1,100,000	8,610,000	2,210,000
Cancelled	(600,000)	(8,418,333)	(366,667)

Closing Balance, December 31	7,310,000	6,810,000	6,618,333

Options available for granting	690,000	1,190,000	1,381,667

Option Plan Total	8,000,000	8,000,000	8,000,000

 (c)

Additional information regarding options outstanding as of December 31, 2003 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.00	475,000	1.3	$1.00
$0.82	300,000	2.9	$0.82
$0.05 $0.15	6,235,000 300,000	3.9 4.7	$0.05 $0.15
	7,310,000	3.7	$0.15

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

(d)

As discussed in Note 3, the Corporation accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees” and its related interpretations. APB No. 25 does not require any amount to be recorded as a compensation expense for stock options that are issued at market price or above and are exercised, cancelled or allowed to expire under the original terms of the issue.  Where the original terms of the option award are amended, as in an adjustment to the exercise price, the intrinsic value method requires that these stock options be subjected to variable plan accounting. The amount of $1,987,501 was determined to be the increase in the intrinsic value of these amended stock options for 2003 and was recorded as Deferred Compensation.  Of this amount, $1,187,055 was amortized as stock compensation expense over the course of 2003, leaving a balance of  $800,446 (2002 – nil) in respect of Deferred Compensation related to employees, on the balance sheet at December 31, 2003.

(e)

The Corporation accounts for stock based awards to non-employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS 123 requires that stock option grants to non-employees be accounted for at fair value on the date of the grant, determined by the Black Scholes option pricing model.  This fair value is then amortized over the service life of the stock option.  In 2003, compensation expense of $354,119 (2002 - $489,654, 2001 - $369,036) was recognized in the consolidated financial statements and the amount of $208,064 was included in Deferred Compensation on the consolidated balance sheet at December 31, 2003 (December 31, 2002 - $532,764) for non-employee stock option grants.

9.

WARRANTS

The Corporation has previously issued the following warrants.  Each warrant can be exchanged for 1 common share at the exercise price noted.

Date of	Number of	Exercise	Expiry
Grant	Warrants	Price	Date

April 2000	50,000	$1.00	April, 2005
April 2002	299,716	$0.25	April 3, 2004

50,000 warrants were granted to a consultant in 2000. The fair value of these warrants was $351 and was expensed in 2000.  299,716 warrants were granted at a price of $0.25 per share under the terms of an Agency Agreement in connection with a private placement conducted in April 2002.

10.

ALTERNATIVE COMPENSATION PLAN

On March 22, 2002 our Board of Directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of common shares instead of cash. The Alternative Compensation Plan was approved at our Annual Shareholders’ Meeting held on June 14, 2002. The Plan allowed for maximum compensation of 2,000,000 shares.  This maximum was reached in the third quarter of 2002 and an expense in the amount of $163,463, relating to the future issuance of 2,000,000 common shares, was accrued under the Alternative Compensation Plan in 2002.  Shares are issued upon request of the beneficiaries and no further compensation cost is recorded at that time.  During 2003, 682,802 shares were issued under the Alternative Compensation Plan, leaving a balance of 1,317,198 shares still to be issued at December 31, 2003.

11.

RELATED PARTY TRANSACTION

On December 31, 2003, the Corporation owed $3,185 to Matthew Heysel (2002 - $15,357 was receivable from Mr. Heysel), our Chairman and Chief Executive Officer arising from his expenditures while traveling on the business of the Corporation.  The balance at December 31, 2002 was repaid in early 2003.  Prepaid expenses on the balance sheet at December 31, 2003 include $23,214 that was paid to Matthew Heysel in December 2003 as a prepayment of his regular compensation for the months of January and February 2004.

The Corporation had no banking facilities in the PRC when it initiated operations there in 2001.  In April 2001, the Corporation deposited $2 million into the personal account of the Corporation’s President, Daming Yang, based upon an oral agreement that the funds would be used to pay expenses incurred by the Corporation in the PRC, as instructed by the Corporation’s Chief Executive Officer and Chief Financial Officer, and that the remainder of the funds would be transferred to the Corporation’s bank account in Hong Kong, when established.  Mr. Yang disbursed $950,374 on behalf of the Corporation, earned interest income of $14,936 for the account of the Corporation and transferred the balance of $1,064,562 to the Corporation’s account in Hong Kong in September 2001.  Mr. Yang received no benefit from holding the funds.

The Corporation has been unable to establish a bank account in Beijing.  Each month, the Corporation transfers funds to Kai Yang, the brother of our President and a consultant to BSN, who is resident in Beijing, to cover the costs of maintaining an office in Beijing.  During 2003, the Corporation advanced $455,000 to Kai Yang and he disbursed the full amount for salaries, office rental, professional fees, travel, and other office administration expenses of the Corporation (2002 - $423,082).  Kai Yang retained no part of these funds.

Big Sky Exploration (Ventures) Alberta Ltd. and Big Sky Exploration (Ventures) II Alberta Ltd., companies of which Matthew Heysel, our Chairman and Chief Executive Officer, was also Chairman and Chief Executive Officer, both entered into sub-leases with us for the use of office space on October 1, 2002, at a rate of CDN $5,000 per month should they obtain profitability.  These companies did not achieve profitability and each made one payment of CDN $5,000 to exit their lease in 2003.

M3 Energy Corp., a company of which Matthew Heysel, our Chairman and Chief Executive Officer, was a director until May 2002 and Mr. Thomas Milne, our Chief Financial Officer has been a director since inception, sub-leased office space from us in 2002 from January thru June at a rate of CDN $1,500.  In 2002 a total of CDN $9,000 was paid by M3 Energy to us for this office space.

12.

INCOME TAXES

The Corporation did not provide any current or deferred U.S. federal or foreign income tax provision or benefit because it has experienced operating losses since inception. The Corporation is not liable for any state taxes.

	2003	2002	2001

Loss before income taxes	$3,129,762	$2,591,480	$14,074,665

Composite statutory income tax rate	35.0%	35.0%	35.0%
Expected income tax recovery	$(1,095,417)	$(907,018)	$(4,926,133)
Tax benefit not recognized	1,095,417	907,018	4,926,133

Income tax expense (recovery)	$-	$-	$-

At December 31, 2003, the Corporation had a net operating loss of approximately $15,500,000 (2002 - $14,200,000) for U.S. federal purposes. Utilization of the net operating loss, which expires on various dates starting in 2007, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.  Due to the uncertainty of utilizing these net operating losses, the Corporation has made a valuation allowance of an amount equal to the related deferred tax asset.

	December 31 2003	December 31, 2002
	$	$

Net operating loss carry forward balance	15,500,000	14,200,000

Composite statutory tax rate	35.0%	35.0%
Deferred tax asset	5,425,000	4,970,000
Valuation allowance	(5,425,000)	(4,970,000)
	-	-

13.

COMMITMENTS AND CONTINGENCIES

BSN made an investment commitment for capital contributions to the Chengdu JV totaling a maximum of $5,500,000. To date, $1,935,590 has been contributed to this joint venture. In the present environment, the Corporation does not intend to advance further funds or assets to the Chengdu JV.  The Corporation expects that the remaining $3,564,410 will be funded, over the life of the joint venture, from the cash flow of the joint venture.

In 2003, the Corporation recorded expenses for rental payments under operating leases, net of amounts recovered from sub-lessees, totaling $129,965 (2002 - $42,902; 2001 - $47,361). Minimum lease payments under operating leases for the years ending December 31 are as follows:

$
2004	157,988
2005	68,639
2006 to 2021 (per year)	17,101

The Corporation is subject to potential litigation in the normal course of operations.  There are no claims currently pending that management considers would materially affect the Corporation’s financial position or results of operations.

14.

EXTINGUISHMENT OF DEBT

On July 27, 2001, the Corporation completed a transaction to cancel a promissory note payable and recorded a gain of $1,422,225 as a reduction of general and administrative expense (see Note 3).  The gain would have resulted in an income tax expense of approximately $498,000.  However, the Corporation had sufficient tax losses carried forward to offset this expense.

15.

SUBSEQUENT EVENTS

On January 12, 2004, the Corporation completed the acquisition of 100% of the issued and outstanding share capital of Big Sky Energy Kazakhstan Ltd (“BSEK”).  The Corporation issued 8,000,000 common shares at a deemed price of $0.286 per share, being the trading price of the Corporation’s shares at the date of announcing the transaction, for total consideration including transaction costs of $2,288,000. Among the sellers of the BSEK shares, was a company which held 80% of those shares and which was wholly-owned by Kai Yang, the brother of the Corporation’s President, and of which Matthew Heysel, the Chairman and Chief Executive Officer of the Corporation, and Daming Yang, President of the Corporation, were senior officers at the time.  BSEK holds a 90% interest in a partnership that is registered in the Republic of Kazakhstan and holds the rights to explore for and produce oil and natural gas from three properties in that country.  The acquired net assets of BSEK and consideration given were as follows:

Oil and gas properties	$6,442,570
Current assets, including cash of $339,353	342,431
Loan receivable from BSEK	(1,154,941)
Other current liabilities	(968,753)
Non-current liabilities	(2,373,307)
Net assets acquired	$2,288,000

Consideration, 8,000,000 common shares issued	$2,288,000

The oil and gas properties include previously-discovered proved non-producing oil reserves as well as mineral rights over the remainder of the acreage.  The Corporation is reviewing the valuation of the assets acquired and adjustments may be made to the values ascribed above.

At December 31, 2003, the Corporation had advanced $1,154,941, including accrued interest of $5,941, to BSEK.  This amount is reflected on the balance sheet as Advances to related party.  The amount is unsecured, bears interest at the rate of 5% per annum and is repayable on or before June 1, 2004.

On January 30, 2004, BSEK entered into a subscription and escrow agreement to issue common shares from treasury.  The shares are being held in escrow pending receipt of the full amount of the subscription proceeds totaling $2,300,000.  Upon release of the shares from escrow, the Corporation’s interest in the share capital of BSEK will be reduced to 50%. The Corporation anticipates recording a gain or loss on the dilution of its interest in BSEK upon this transaction closing.  This amount of the gain or loss will be determined at the date of closing.  The gain or loss will be accounted for as a change in Additional Paid in Capital on the balance sheet.

On February 27, 2004, we entered into an Asset Purchase Agreement with IbrizOil Inc., an Alberta corporation, referred to as Ibriz.  Under the terms of the agreement, Ibriz assigned its 5% over-riding royalty (the “Asset”) in BSEK’s interest in KoZhaN in exchange for common stock of China Energy Ventures Corp.  On March 4, 2004, we issued 681,475 common shares to Ibriz in connection with the agreement.  At the time of this transaction, Mr. Van Doorne was our Executive Vice President, the Managing Director of BSEK and a shareholder of China Energy Ventures Corp., as well as, the Chief Executive Officer, a director and a shareholder of Ibriz.

16.

SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

Interim Quarter Ended	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	$	$	$	$
Sales	45,344	45,250	48,530	45,204
Gross profit (loss)	37,055	8,622	13,226	5,703
Net loss from continuing operations	(1,692,883)	(549,926)	(506,093)	(380,860)
Net loss	(1,692,883)	(549,926)	(506,093)	(380,860)

Loss per share	(0.06)	(0.02)	(0.02)	(0.02)

Interim Quarter Ended	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	$	$	$	$
Sales	47,042	40,617	31,323	22,960
Gross profit (loss)	1,580	15,039	5,934	(1,003)
Net loss from continuing operations	(929,457)	(375,178)	(826,152)	(460,693)
Net loss	(929,457)	(375,178)	(826,152)	(460,693)

Loss per share	(0.04)	(0.02)	(0.04)	(0.02)