Form 10QSB
period 2004-03-31
CHINA ENERGY VENTURES CORP
filed 2004-05-24
CIK 1075247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

_________________________

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________.

Commission file number 000-28345

China Energy Ventures Corp.

  (Exact name of small business issuer as specified in its charter)

NEVADA	72-1381282
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Unit 1003, W2, Oriental Plaza, #1 East Chang An Avenue, Dong Chen District, Beijing, China 100738
(Address of principal place of business or intended principal place of business)

86-10-6499-1255
 (Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    Ö       No

The number of outstanding common shares, with $0.001 par value, of the registrant at March 31, 2004 was 39,944,744 and 53,728,210 on May 21, 2004.

Transitional Small Business Disclosure Format (check one): Yes           No     Ö

#

China Energy Ventures Corp.

INDEX TO THE FORM 10-QSB

For the quarterly period ended March 31, 2004

PART I

ITEM 1.  FINANCIAL STATEMENTS

CHINA ENERGY VENTURES CORP.
(a Development Stage Enterprise)
Condensed Consolidated Balance Sheet (unaudited)
(Expressed in United States Dollars)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT
Cash and cash equivalents	512,253	1,068,451
Restricted cash	30,000	30,000
Advances to related parties	-	1,154,941
Interest and other receivables	113,295	87,158
Prepaid expenses	137,720	163,017
	793,268	2,503,567
CAPITAL ASSETS
Property and equipment (Note 6)	341,523	287,139
Oil and gas properties (Note 5,7)	6,824,650	-
	7,959,441	2,790,706
LIABILITIES
CURRENT
Obligations on social sphere development (Note 8)	458,000	-
Accounts payable and accrued liabilities	203,126	262,313
Due to related parties (Note 9)	355,100	-
	1,016,226	262,313
LONG-TERM
Obligations on social sphere development (Note 8)	624,720	-
Asset retirement obligation (Note 10)	20,576	-
Deferred income tax liability (Note 11)	1,402,730	-
Advance on share subscription (Note 5)	250,000	-
	3,314,252	262,313
STOCKHOLDERS' EQUITY
Common stock (Note 14)	98,364	89,516
$0.001 par value, shares authorized: 150,000,000;
shares issued and outstanding: 39,944,744 (December
31, 2003 – 31,096,603)
Additional paid in capital	29,431,160	26,840,474
Deferred compensation	(684,289)	(1,008,510)
Deficit accumulated during development stage	(24,200,046)	(23,393,087)
	4,645, 189	2,528,393
	7,959,441	2,790,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENERGY VENTURES CORP.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations and Deficit (unaudited)
(Expressed in United States Dollars)
			Cumulative
			Period From
	Three Months Ended		Date of Inception
	March 31,		February 1, 2000
	2004	2003	to March 31, 2004
REVENUE
Internet services	31,363	45,204	378,212
Technical consulting	-	-	208,333
Cost of sales	(43,379)	(39,501)	(301,085)

GENERAL AND ADMINISTRATIVE EXPENSES
(including non-cash compensation of $191,721 (2003-$86,403))	(766,532)	(349,473)	(11,031,331)
AMORTIZATION	(30,233)	(41,797)	(3,433,613)
IMPAIRMENT OF ASSETS	-	-	(8,628,623)
LOSS FROM OPERATIONS	(808,781)	(385,567)	(22,808,107)

LOSS IN BIG SKY NETWORK CANADA LTD.	-	-	(181,471)
LOSS IN SHEKOU JOINT VENTURE	-	-	(609,607)
LOSS IN CHENGDU JOINT VENTURE	-	-	(1,141,793)
GAIN ON SALE OF SHEKOU	-	-	125,798
INTEREST INCOME	1,822	4,707	415,134

NET LOSS	(806,959)	(380,860)	(24,200,046)

DEFICIT, BEGINNING OF PERIOD	(23,393,087)	(20,263,325)	-

DEFICIT, END OF PERIOD	(24,200,046)	(20,644,185)	(24,200,046)

LOSS PER SHARE
Basic and diluted	(0.02)	(0.02)	-

WEIGHTED AVERAGE SHARES USED IN COMPUTATION
Basic and diluted	38,356,308	22,513,801	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENERGY VENTURES CORP. (a Development Stage Enterprise) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (Expressed in United States Dollars)
					Deficit
					Accumulated
			Additional		during the	Total
	Common Stock		Paid-in	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$

Balance,	1,509,850	59,971	-	-	-	59,971
February 1, 2000

Issue of common stock
for the outstanding
shares of China
Broadband (BVI)
Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
agreements at $0.20
per share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
agreements at $1.00
per share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreement at $7.50 per
share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-
5

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative
Compensation Plan	-	-	163,463	-	-	163,463

Issuance of common
stock to settle legal
fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25
per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)

Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation	-	-	-	1,541,174	-	1,541,174

Deferred compensation	-	-	2,016,920	(2,016,920)	-	-

Alternative
Compensation Plan	682,802	683	(683)	-	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	7,900,000	7,900	1,916,232	-	-	1,924,132

Net loss	-	-	-	-	(3,129,762)	(3,129,762)

Balance,
December 31, 2003	31,096,603	89,516	26,840,474	(1,008,510)	(23,393,087)	2,528,393

Amortization of deferred
compensation	-	-	-	191,721	-	191,721

Deferred compensation
expense (recovery)	-	-	(132,500)	132,500	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	100,000	100	24,900	-	-	25,000

Stock issued pursuant to
purchase of BSEK	8,000,000	8,000	2,280,000	-	-	2,288,000

Stock issued pursuant to
acquisition of BSEK
royalty interest	681,475	681	415,019	-	-	415,700

Options exercised	66,666	67	3,267	-	-	3,334

Net loss	-	-	-	-	(806,959)	(806,959)
Balance,
March 31, 2004	39,944,744	98,364	29,431,160	(684,289)	(24,200,046)	4,645,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENERGY VENTURES CORP.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (unaudited)
(Expressed in United States Dollars)
			Cumulative
			Period From
	Three Months Ended		Date of Inception
	March 31,		February 1, 2000
	2004	2003	to March 31, 2004
CASH FLOWS RELATED TO THE FOLLOWING ACTIVITIES

OPERATIONS
Net loss	(806,959)	(380,860)	(24,200,046)
Adjustment for:
Extinguishment of debt	-	-	(1,422,225)
Amortization	30,233	41,797	3,433,613
Impairment of assets	-	-	8,628,623
Loss in Big Sky Network Canada Ltd.	-	-	181,471
Loss in Shekou joint venture	-	-	609,607
Loss in Chengdu joint venture	-	-	1,141,793
Gain on Sale of Shekou joint venture	-	-	(125,798)
Non-cash stock compensation (Note 12)	191,721	86,403	2,658,679
Issuance of Common Shares for settlement of
legal fees	-	-	21,062
Changes in operating assets and liabilities, net of the effect of acquisition
Restricted cash			(30,000)
Interest and other receivables	(23,059)	(342,693)	(116,158)
Prepaid expenses	25,297	(4,004)	(137,720)
Accounts payable and accrued liabilities	(212,375)	(114,857)	(645,945)
	(795,141)	(714,214)	(10,003,044)
FINANCING
Issue of common stock for cash (Note 12)	28,333	-	14,645,126
Share issuance costs	-	-	(186,525)
	28,333	-	14,458,601
INVESTING
Oil and gas properties	(45,085)	-	(45,085)
Property and equipment additions	(81,193)	(1,133)	(783,889)
Proceeds from the sale of the
Shekou joint venture (net of costs)	-	-	2,029,200
Advances to related parties	(2,465)		(1,151,465)
Investment in Chengdu joint venture	-	-	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	-		(2,395,828)
Acquisition of Big Sky Energy Kazakhstan Ltd.	339,353	-	339,353
	210,610	(1,133)	(3,943,304)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALANTS	(556,198)	(715,347)	512,253

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,068,451	1,718,173	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	512,253	1,002,826	512,253

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	-	-	-
Cash paid for interest	-	-	115,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENERGY VENTURES CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

1.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by China Energy Ventures Corp. (the “Company”) without audit in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These financial statements are condensed and do not include all disclosures required for annual financial statements and accordingly, these financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.  Our consolidated financial statements for the year ended December 31, 2003 contained Note 2 on our need for additional financing and profitable operations to be able to continue as a going concern. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s condensed financial position at March 31, 2004 and the condensed consolidated results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003.

2.

NATURE OF OPERATIONS

On January 12, 2004, the Company completed the acquisition of 100% of the issued and outstanding share capital of Big Sky Energy Kazakhstan Ltd (“BSEK”), see note 5 “Business Combination”.  As a result of this acquisition the nature of operations for the Company has changed. The Company intends to direct the majority of future capital investment to BSEK to be used for oil and gas exploration within the acquired properties. At present the Company is in the exploration phase with regards to its oil and gas properties. This phase is expected to last until the Company finds economically profitable oil reserves. The Company also intends to maintain its existing Internet operations in China.

3.

ACCOUNTING POLICIES

Accounting policies as disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 have not changed.

A)

The following additional accounting policies have been implemented with regards to the Company’s oil and gas property assets.

Oil and gas properties

The Company follows the successful efforts method of accounting for its oil and gas operations, whereby expenditures for property acquisitions and all development costs (including development dry holes) and support equipment and facilities are capitalized. The costs of unsuccessful exploratory wells are charged to expense at the time the wells or other exploration activities are determined to be non-productive. Production costs, overheads and all exploration costs other than exploratory drilling are expensed as incurred.

Costs incurred for acquisition of rights to explore and develop the Morskoye, Karatal and Dauletaly oilfields, including but not limited to payment for geological information, payment to participate in tender, signature bonuses, obligations on social sphere development, are capitalized and classified as a right to subsurface use. Payroll and related costs incurred during the acquisition and exploration phases and directly related to oil and gas operations are capitalized as part of oil and gas properties.

Impairment of long-lived assets - oil and gas properties

The Company reviews its long-lived assets, including oil and gas properties, for possible impairment by comparing the carrying values with the undiscounted future net before-tax cash flows. Asset impairment may occur if a field discovers lower than anticipated reserves, write downs of proved reserves based on field performance, significant changes in commodity prices, significant decreases in the market value of an asset, and significant change in the extent or manner of use or physical change in an asset. Impaired assets will be written down to their estimated fair values, generally their discounted future net before-tax cash flows. For proved oil and gas properties the Company performs the impairment test on an individual field basis. Unproved properties are reviewed periodically to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the current period.

Borrowing costs

Interest costs related to financing the acquisition of the subsurface use rights, conducting exploration activities and financing major oil and gas development projects are capitalized as part of related assets until the projects are evaluated, or until the projects are substantially complete and ready for their intended use if the projects are evaluated as successful.

Income taxes

Income taxes are accounted for under the liability method in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  Tax on the income or loss for the period comprises current tax and any change in deferred tax. Current tax comprises tax payable calculated on the basis of the expected taxable income for the year, and any adjustment of tax payable for previous years.

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income in the reporting periods in which the originating expenditure becomes deductible. In assessing the recoverability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. In making this assessment, management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies.

Foreign currency translation

In accordance with the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" the financial statements of a subsidiary of the Company, KoZhaN LLP, a Kazakhstan limited liability partnership (the “Partnership” or “KoZhaN”), have been translated into United States Dollars (USD) from Kazakhstan tenge (tenge). KoZhaN maintains its accounting records in tenge. A majority of KoZhaN’s capitalized costs, expenses, liabilities, loans and cash flows are denominated in USD. Accordingly, KoZhaN has determined that the USD is its functional currency.

KoZhaN’s long-lived assets and equity are translated using historic exchange rates. Gains and losses arising from these translations are reported in the consolidated statement of operations.

The Kazakhstani tenge is not a fully convertible currency outside of the Republic of Kazakhstan. The translation of tenge denominated assets and liabilities into USD for the purpose of these financial statements does not indicate that the Company could realize or settle in USD the reported values of the assets and liabilities. Likewise, it does not indicate that the Company could return or distribute the reported USD values of capital and retained earnings to the partners.

Employee Benefits

Pension Payments - The Company pays into an employee accumulated pension fund an amount equivalent to 10% of employees’ salaries for employees of its Kazakhstan operations. These amounts are expensed when they are incurred. Pension fund payments are withheld from employees’ salaries and capitalized as part of oil and gas properties or included with general and administrative expenses in the consolidated statement of operations. As at March 31, 2004, the Company was not liable for any supplementary pensions, post-retirement health care, insurance benefits or retirement indemnities to its current or former employees.

Social tax - The Company makes payments of mandatory social tax in the amount of 21% of employee salaries for employees of their Kazakhstan operations. These costs are recorded in the period when they are incurred and capitalized as part of oil and gas properties or included with general and administrative expenses in the consolidated statement of operations.

B)

Stock based compensation

The Company applies the intrinsic value method allowed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock option plans. Under APB 25, compensation expense resulting from awards under variable plans is measured at each reporting period as the difference between the quoted market price and the exercise price; the cost is recognized over the period the employee performs related services.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months ended March 31,
	2004	2003
	$	$
Net loss, as reported	(806,959)	(380,860)
Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects	152,103	-
Deduct: Total stock-based employee
Compensation expense determined under
fair value based method for all awards,
net of related tax effects	(13,421)	(32,019)

Proforma net loss	(668,277)	(412,879)

Loss per share:
Basic and diluted – as reported	(0.02)	(0.02)
Basic and diluted – pro forma	(0.02)	(0.02)

4.

INVESTMENT IN JOINT VENTURE

Big Sky Network Canada Ltd., a wholly owned subsidiary of China Broadband Corp., participates in the Chengdu joint venture.  The total investment in the Chengdu joint venture was written off in 2001.

The Chengdu joint venture is accounted for on an equity basis.  The loss in the Chengdu joint venture for the period ended March 31, 2004 was $58,818 (2003 - $40,213) and has not been recognized in the consolidated statement of operations as a result of the write down of the entire investment in the Chengdu joint venture in 2001.  The Company is under no obligation to fund losses of the joint venture.

5.

BUSINESS COMBINATION

On January 12, 2004, the Company completed the acquisition of 100% of the issued and outstanding share capital of Big Sky Energy Kazakhstan Ltd. (“BSEK”).  The Company issued 8,000,000 common shares at a deemed price of $0.286 per share, being the trading price of the Company’s shares at the date of announcing the transaction, for total consideration including transaction costs of $2,288,000. Among the sellers of the BSEK shares, was a company which held 80% of those shares and which was wholly-owned by Kai Yang, the brother of the Company’s President, and of which Matthew Heysel, the Chairman and Chief Executive Officer of the Company, and Daming Yang, President of the Company, were directors and senior officers of BSEK at the time.  BSEK holds a 90% interest in KoZhaN, which holds the rights to explore for and produce oil and natural gas from three properties in the Republic of Kazakhstan.  The acquired net assets of BSEK and consideration given were as follows:

Oil and gas properties	$6,341,710
Other capital assets	3,424
Current assets, including cash of $339,353	342,431
Loan receivable from BSEK	(1,154,941)
Other current liabilities	(968,753)
Non-current liabilities	(2,275,871)
Net assets acquired	$2,288,000

Consideration, 8,000,000 common shares issued	$2,288,000

The oil and gas properties consist of subsurface use rights to previously-discovered proved non-producing oil reserves.

At December 31, 2003, the Company had advanced $1,154,941, including accrued interest of $5,941, to BSEK.  This amount is reflected on the condensed consolidated balance sheet as an advance to related parties. At March 31, 2004 the loan balance was $1,290,795 including $19,512 of accrued interest and is eliminated in these consolidated financial statements. The amount is unsecured, bears interest at the rate of 5% per annum and is repayable on or before June 1, 2004.

Results of operations of BSEK have been included in the condensed consolidated statement of operations of the Company from the period January 12, 2004 to March 31, 2004.

On January 30, 2004, BSEK entered into a subscription and escrow agreement with a third-party to issue common shares from treasury to this third-party.  The shares are being held in escrow pending receipt of the full amount of the subscription proceeds totaling $2,300,000.  Upon release of the shares from escrow, the Company’s interest in the share capital of BSEK will be reduced to 50%. The Company anticipates recording a gain or loss on the dilution of its interest in BSEK upon this transaction closing.  This amount of the gain or loss will be determined at the date of closing.  The dilution gain or loss will be accounted for as an equity transaction.  As of March 31, 2004 BSEK had received $250,000 towards the share subscription and has been included in long-term liabilities under the heading advance on share subscription.

Royalty Interest

On March 4, 2004, the Company issued 681,475 common shares to IbrizOil Inc. (“Ibriz”), an Alberta corporation, as consideration for the purchase of a royalty interest in the net revenues of BSEK at a cost of $415,700. These shares were valued at $415,700 based on an average closing price of $0.61 from February 20 – 26, 2004. The purchase price was determined based on the results of the valuation report performed by PetroGlobe (Canada) Ltd. The royalty interest amounts to 5% of BSEK’s net share of the earnings of its 90%-held subsidiary company, KoZhaN. At the time of this transaction, Mr. Van Doorne, who is a director and the Chief Executive Officer of Ibriz, was also our Executive Vice President and the Managing Director of BSEK.  The acquisition of the royalty interest has been accounted for as an increase in oil and gas property.

Pro-forma disclosure

FAS 141 requires disclosure on a pro-forma basis as though the business combination had occurred at the beginning of the period. There were no material transactions for the period from January 1, 2004 through January 12, 2004 in BSEK.

For the three months ended March 31, 2003, the Company has determined the following pro-forma information for the BSEK business combination:

	As reported	Adjustments	Pro-forma
Revenue	$ 45,204	$ -	$ 45,204
Net loss	$ (380,860)	$ (30,000)	$ (410,860)
Loss per share	$ (0.02)	$ -	$ (0.02)

6.

PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 31, 2004	December 31, 2003
	$	$

Furniture and fixtures	192,065	163,361
Computer hardware and software	485,183	479,824
Leasehold improvements	109,590	59,036
	786,838	702, 221
Accumulated amortization	(445,315)	(415,082)
	341,523	287,139

7.

OIL AND GAS PROPERTIES

Oil and gas properties comprised of the following:

	March 31, 2004	December 31, 2003
	$	$

Subsurface use rights	6,408,950	-
Royalty interest	415,700	-
Oil and gas properties	6,824,650	-

8.

OBLIGATIONS ON SOCIAL SPHERE DEVELOPMENT

In accordance with the Subsurface Use Contracts, the Company is committed to contribute to social sphere development of Astana and Atyrau cities in the total amount of $1,430,000 for all three oilfields during the exploration phase.  All three Subsurface Use Contracts establish the exploration phase as 6 years from 2003 to 2009, and the production phase as 25 years from 2009 to 2034. During the three months ended, March 31, 2004, the Company had not made any payments. These payments are due over the period from 2003 to 2008.

Payment of these obligations are to be made according to a payment schedule agreed between the Company and the Government. The non-current portion of these obligations is discounted at 15% being the estimated credit-adjusted risk free discount rate, giving a total discounted obligation of $1,082,720 (As at January 12, 2004 - $1,061,269). The accretion expense for the period ended March 31, 2004 of $21,451 (2003- $Nil) was capitalized as subsurface use rights.

9.

RELATED PARTY TRANSACTIONS

On the acquisition of BSEK, the Company acquired balances payable to related parties. The balances payable to related parties as at March 31, 2004 are:

	Acquired on BSEK acquisition	Advances during the quarter	Balance March 31, 2004

Big Sky Energy Canada Ltd.	$350,000	$ 2,465	$347,535
Big Sky Holdings Ltd.	$7,565	$ -	$7,565
Total	$357,565	$ 2,465	$355,100

Big Sky Energy Canada Ltd.

At the time of the acquisition of BSEK, Matthew Heysel and Daming Yang were directors and officers of Big Sky Energy Canada Ltd. and the Company and Mr. Kai Yang held all the outstanding shares of Big Sky Energy Canada Ltd.  As at March 31, 2004, Matthew Heysel and Daming Yang were no longer directors and officers of Big Sky Energy Canada Ltd. However, Daming Yang’s brother, Wei Yang, remained as a director of Big Sky Energy Canada Ltd.  The loan arose from costs totaling $300,000 that were incurred by Big Sky Energy Canada Ltd. in connection with completing BSEK’s acquisition of KoZhaN, and a payment of $50,000 to Bolat Mukashev, the President of KoZhaN, as a reimbursement of costs incurred by the President prior to the signing the purchase agreement on August 11, 2003. The amount of $350,000 was treated as consideration in the allocation of the purchase price of the assets and liabilities of KoZhaN. The loan is unsecured, bears no interest and is repayable on demand.

During the period ended March 31, 2004, the Company advanced Big Sky Energy Canada Ltd. $2,465 towards the balance outstanding.

Big Sky Holdings Ltd.

Big Sky Holdings Ltd. is controlled by Matthew Heysel.  The loan arose from a cash transfer to BSEK in October of 2003 to cover expenses incurred by BSEK.  The loan is unsecured, bears no interest and is repayable on demand.

10.

ASSET RETIREMENT OBLIGATION

Management determined that an asset retirement obligation should be recognized for future abandonment costs of four wells drilled at Morskoye field before the Company signed the Subsurface Use Contracts, but which, in the management’s opinion were not properly abandoned. Management believes that this obligation is likely to be settled at the end of the exploration phase.

As at March 31, 2004, undiscounted future cash flows that will be required to satisfy the Company’s liability by 2009 is $40,000. After application of a 15% credit-adjusted risk free discount rate, the present value of the Company’s liability at March 31, 2004 is $20,576 (As at January 12, 2004 - $19,872).  During the period ended March 31, 2004, the Company recorded an accretion expense of $704 (2003 - $Nil).

11.

INCOME TAX

The Company provides for taxes based on its statutory financial statements that are maintained in accordance with the statutory regulations of U.S., Canada, China and the Republic of Kazakhstan, respectively.

Deferred taxation reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for statutory tax purposes in the respective countries.

The deferred income tax liability is comprised of the following:

	March 31, 2004	December 31, 2003
	$	$

Temporary differences
Oil and gas property values	4,007,800	-
Total temporary differences	4,007,800	-
		-
Statutory tax rate	35%	35%
Total	1,402,730	-

Current portion	-	-
Non-current portion	1,402,730	-
Total	1,402,730	-

12.

STOCK OPTION PLAN

Under the Stock Option Plan (the “Plan”), the Company has reserved 8,000,000 common shares for issuance under options granted to eligible persons.  As at March 31, 2004, 7,210,000 are outstanding with 723,334 available for granting.

Under the Plan, options to purchase common stock may be granted to employees, directors, officers and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 110% of fair market value for incentive stock options where the employee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company.  These options expire three to five years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Nominating and Compensation Committee.

Option activity under the Plan is as follows:

2004
Number of
Options

Opening Balance – December 31, 2003	7,310,000

Granted	-
Expired	-

Exercised	(66,666)
Cancelled	(33,334)

Closing Balance, March 31, 2004	7,210,000

Options available for grant	723,334

Options exercised	66,666

Option Plan Total (stock reserved)	8,000,000

Additional information regarding options outstanding and exercisable as of March 31, 2004 is as follows:

Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.00	475,000	1.0	$1.00
$0.82	300,000	1.3	$0.82
$0.15	300,000	4.3	$0.15
$0.05	6,135,000	3.8	$0.05
	7,210,000	3.5	$0.15

For the three months ended March 31, 2004, $39,618 of compensation expense has been recognized (2003 - $86,403) in the consolidated financial statements for non-employee stock option grants.  $152,103 (2003 - $Nil) has been recognized for stock-based employee compensation awards under the intrinsic value method.

13.

COMMITMENTS AND CONTINGENCIES

Financial Commitments and Contingencies

The Company, through its interest in KoZhaN, has the following commitments and contingencies.  As these commitments and contingencies are subject to the commencement of commercial production and the Company can not determine at this time when it will commence commercial oil and gas production operations, the likelihood of payment of the following commitments and contingencies is currently indeterminable. Consequently no amounts have been recorded as provisions in these financial statements for the following commitments and contingencies:

a)

Commitment to repay historical costs of the Government – In accordance with the Subsurface Use Contracts, the Company is obliged to reimburse to the Government its historical costs incurred during preparation of certain geological information on the Morskoye, Karatal and Dauletaly oilfields. The balance remaining to be reimbursed is $3,640,244. The Company is only obliged to repay these costs if it enters into commercial production. As it is unknown whether the Company will enter the commercial production phase in Kazakhstan, no liability has been recorded.

b)

Commitments to contribute to social development of Astana and Atyrau – In accordance with the Subsurface Use Contracts, the Company is obliged to invest an equivalent of $850,000 during the production phase for the development of the social sector of Atyrau and Astana cities in the Republic of Kazakhstan.

c)

Commitment to develop local personnel– In accordance with the Subsurface Use Contracts, the Company is obliged to invest not less than 1% of total investments for professional development of the local personnel involved in works under the Subsurface Use Contracts.

d)

Liquidation fund – In accordance with the Subsurface Use Contracts, the Company is obliged to establish a liquidation fund to finance the adequate disposal of the Company’s oil and gas operations in the amount of 1% of operating costs.  The Company is also obliged to apply for approval of this fund with the Government under the contracts, including budget of disposal costs, no later than 2 years before the end of the exploration phase and start of the production phase. Although the Company has not yet carried out major exploration activities to date, the Company has recorded an asset retirement obligation for certain wells in these financial statements (see note 10). Upon achieving an agreement with the Government, this asset retirement obligation may be considered as part of the contractually required liquidation fund.

e)

Contingencies related to purchase of geological information from the Government – In accordance with the Purchase Agreements concluded with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan on July 10, 2002, the Company may incur a penalty for delaying payment for the geological information purchases from the Government relating to the Morskoye, Karatal and Dauletaly oilfields at a rate of 10% per annum. Payments for the geological information purchase for the Karatal and Dauletaly oilfields were made by the Company with a significant delay. Management believes that the obligation for the penalty is not probable and thus no provision has been recognized in the financial statements for this amount.

f)

Commitment to make payments based on production – Arising from BSEK’s acquisition of the partnership interest, the Company is committed to make the following payments to the non-controlling partners of the Partnership, as a group, upon achieving the following production milestones, where production is calculated after deducting the government’s share of production, if any, and where one tonne equals seven barrels of oil:

-

$100,000 after the receipt by the Partnership of payment in full for two sales of a commercial quantity of oil produced, saved, marketed and sold by the Partnership.  Each sale shall not be less than 4,000 tonnes of oil;

	-	$300,000 after the receipt by the Partnership of payment in full for a cumulative production of 40,000 tonnes of a commercial quantity of oil produced, saved, marketed and sold by the Partnership;
	-	$400,000 after the receipt by the Partnership of payment in full for a cumulative production of 150,000 tonnes of a commercial quantity of oil produced, saved, marketed and sold by the Partnership;
	-	$500,000 after the receipt by the Partnership of payment in full for a cumulative production of 250,000 tonnes of a commercial quantity of oil produced, saved, marketed and sold by the Partnership;
-

A quarterly payment per barrel of oil produced, saved, marketed and sold by the Partnership (“Production Payment”), such production shall be calculated after deducting the government’s share of production, if any. The Production Payment shall equal:

		-	$0.35 per barrel if the price of oil is equal to or less than $14.00;
		-	$0.75 per barrel if the price of oil is greater than $14.00 and less than or equal to $18.00;
		-	$1.00 per barrel if the price of oil is greater than $18.00 and less than or equal to $22.00; or
		-	$1.50 per barrel if the price of oil is greater than $22.00

The price of oil shall be determined as a quarterly average based on a calendar year and calculated based on the actual value of oil realized by sales, net of transportation and tariff costs.
-

Upon awarding of a new tender for subsurface use rights, the Partnership shall pay a $0.05 bonus based on total oilfield reserves as defined in the State Balance of Reserves (Oil) of Kazakhstan as of January 1, 2000, equivalent to proven recoverable reserves.

g)

Investment commitments – In accordance with the Subsurface Use Contracts, the Company is obliged to invest a minimum of $69,000,000, of which the amount of $14,000,000 should be invested during the exploration phase.

h)

Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Company is obliged to pay to the Government a commercial discovery bonus in the amount of 0.1% of the value of proved reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan.

Other Contingencies

a)

Non-compliance with the Subsurface Use Contracts – The Government has the right to suspend these contracts or even cancel them if the Company is in material breach of obligations and commitments under the Subsurface Use Contracts.

b)

Commitment to sell produced oil in Kazakhstan – In accordance with the Subsurface Use Contracts, the Company is obliged to sell 100% of oil produced during the exploration stage, and 20% of oil produced during the production stage, to oil refineries located in Kazakhstan.

c)

Operating environment – The Company’s principal business activities are within the Republic of Kazakhstan. Laws and regulations affecting businesses operating in the Republic of Kazakhstan are subject to rapid changes and the Company’s assets and operations could be at risk due to negative changes in the political and business environment.

d)

Foreign taxation – The taxation system in the Republic of Kazakhstan is constantly changing and subject to inconsistent application, interpretation and enforcement. There have been many new tax and foreign currency laws and related regulations introduced in recent years, which are not always clearly written and whose interpretation and application is subject to the opinions of the local tax inspectorate. Non-compliance with Kazakhstan laws and regulations can potentially lead to the imposition of penalties and fines, the amounts of which can be significant.

e)

Environmental matters – The Company believes it is currently in compliance with all existing Republic of Kazakhstan environmental laws and regulations. However, Kazakhstan environmental laws and regulations may change in the future. The Company is unable to predict the timing or extent to which these environmental laws and regulations may change. Such change, if it occurs, may require the Company to modernize technology to meet more stringent standards.

14.

STOCKHOLDERS’ EQUITY

On March 9, 2004, the Company solicited votes from selected stockholders of record and received an affirmative vote of 51% to approve an increase in the number of the Company’s authorized shares of common stock from 50,000,000 to 150,000,000, par value $0.001 per share.  On April 20, 2004, the Nevada Secretary of State processed the Company’s Certificate of Amendment to adjust the Company’s authorized share capital to 150,000,000.

15.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 provides criteria for identifying variable interest entities (“VIEs”) and further criteria for determining what entity, if any, should consolidate them.  In general, VIEs are entities that either do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities.  In December 2003, the FASB issued FIN 46(R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements.  The provisions of FIN 46(R) are required to be adopted by the Company for the period ending December 31, 2004. The Company is currently reviewing the impact, if any that the adoption of this provision will have on its financial position, results of operations or cash flows.

In March 2004, FASB issued an Exposure Draft “Share-Based Payment”.  This Exposure Draft proposes to revoke the alternative of accounting for employee stock based compensation under the intrinsic value method. As the Company is currently using the provision under FAS 123 that allow the use of the intrinsic method of accounting for share-based payments, it is anticipated that the adoption of this Exposure Draft may have a material impact on the Company’s results of operations or financial position. However, at this time the Exposure Draft has neither been accepted nor rejected by the FASB. If adopted the application of this policy is expected to be for fiscal years beginning after December 2004.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition,” which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” related to multiple element revenue arrangements. The changes noted in SAB No. 104 did not have a material impact on the company’s financial position, results of operations, or cash flows.

16.

SUBSEQUENT EVENTS

A)

On April 12, 2004, the Company issued 299,716 common shares to Canaccord Capital (Europe) Limited for total proceeds of $74,929 in connection with a warrant issued on April 3, 2002.  The warrant was for a total of 299,716 common shares with an exercise price of $0.25.

B)

On April 21, 2004, the board of directors of the Company approved a private placement of a maximum of 30,000,000 shares of the Company’s common stock at $0.50 per share.  On May 7, 2004, the Company received subscriptions totaling $6,741,875 and issued 13,483,750 shares.  The Company will close the private placement prior to the end of May 2004.  Under the terms of the private placement the Company had until May 7, 2004 or such other date as the Company chose to close on the funds.  The Company must file a registration statement with the U.S. Securities and Exchange Commission within 60 days of the closing date.  Should the Company fail to file a registration statement in the allotted time frame, the Company is required to issue to each purchaser of the private placement an additional 0.2 common share for each share purchased by the purchaser under the private placement.  The private placements were expressly subject to Big Sky Energy Atyrau Ltd., an Alberta corporation (“BSE Atyrau”) and a 75% owned subsidiary of the Company, closing on the acquisition of Vector Energy West LLP, a Kazakhstan limited liability partnership (see C) below).

C)

On April 10, 2004, BSE Atyrau and two independent third-parties (the “Sellers”) entered into a Sale and Purchase Agreement.  On April 12, 2004, these same parties entered into Amendment Agreement No. 1 to the Sale and Purchase Agreement Dated April 10, 2004 (collectively the “Purchase Agreements”).

The Sellers together own 100% of Vector Energy West LLP, a Kazakhstan limited liability partnership (“Vector Energy”).  Under Contracts for Exploration of Hydrocarbons, Vector Energy has the subsurface use rights at the Atyrau and Liman-2 block which is the primary reason for the acquisition.

Under the terms of the Purchase Agreements, the Sellers agreed to sell their interest in Vector Energy to BSE Atyrau in exchange for $4,430,000 in cash and the assumption of the loan described below which was determined by a valuation of the Atyrau and Liman-2 licenses performed by PetroGlobe (Canada) Ltd.  BSE Atyrau has performed all its obligations under the Purchase Agreements including payment of the purchase price.

The funds to complete this transaction came from the proceeds of the private placement undertaken by the Company described under B) above.

D)

As part of its obligations under the Purchase Agreements, BSE Atyrau entered into an Agreement for Assignment of the Creditor’s Rights (“Assignment Agreement”) with Vector Energy and Lorgate Management Inc., a British Virgin Islands corporation, whereby BSE Atyrau purchased the rights of Lorgate Management Inc. under an Agreement for Financing No. LM-61, dated June 23, 2003 and its amendments, entered into with Vector Energy.  Pursuant to such agreement and amendments, Lorgate Management Inc. lent $505,000 to Vector Energy at an interest rate of 10% per annum.  Pursuant to the Assignment Agreement, BSE Atyrau paid $570,000 to Lorgate Management Inc. on May 10, 2004.  Subsequent to the acquisition of Vector Energy, the amount of $570,000 is treated as an inter-company loan from BSE Atyrau to Vector Energy.

The funds to complete this transaction came from the proceeds of the private placement undertaken by the Company described under B) above.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

   AND RESULTS

FORWARD-LOOKING STATEMENTS

Included in this report are various forward-looking statements, which can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," "continue," "believe" or other similar words.  We have made forward-looking statements with respect to the following, among others: our goals and strategies; our ability to earn sufficient revenues; our ability to continue as a going concern; and our future revenue performance and our future results of operations.  These statements are forward-looking and reflect our current expectations.  These forward-looking statements are subject to a number of risks and uncertainties, some of which are beyond our control.  Some of the key factors that have a direct bearing on our results of operations are:

-	Changes in general political, social, economic and business conditions in China and Kazakhstan;
-	Economic and political uncertainties affecting the capital markets;
-	Changes in technology and the Internet marketplace in China;
-

The business of exploration, development, production and refining of oil and natural gas reserves, the levels of those reserves and the marketing of crude oil and refined products and the ability to increase the quality of refined products;

-	Fluctuations in oil and gas and refined product prices;
-	Our ability to manage our growth;
-	Changes in business strategy or development plans;
-	Our future capital needs;
-	Changes in, or failure to comply with, government regulations or changes in interpretation, application or enforcement of government regulations;
-	Costs arising from environmental liability; and
-	Our ability to manage currency fluctuations.

The factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements. Therefore, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated financial statements included in this report.  We have derived the statements of operations data and the information as at and for the three month period ended March 31, 2004 and 2003 from unaudited condensed consolidated financial statements and from our audited consolidated financial statements for the year ended December 31, 2003.

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	THREE MONTH PERIOD ENDED MARCH 31, 2004	THREE MONTH PERIOD ENDED MARCH 31, 2003	PERIOD FROM FEBRUARY 1, 2000 TO MARCH 31, 2004
Sales	$31,363	$45,204	$378,212
Net loss	$806,959	$380,860	$24,200,046
Basic and diluted (loss) per share	($0.02)	($0.02)	-
Basic and diluted weighted average common shares outstanding	38,356,308	22,513,801	-

Balance Sheet Data:

	March 31, 2004	December 31, 2003
Cash and cash equivalents	$512,253	$1,068,451
Working capital	($222,958)	$2,241,254
Total assets	$7,959,441	$2,790,706
Total stockholders’ equity	$4,645,189	$2,528,393

NATURE OF OPERATIONS

On January 12, 2004, we completed the acquisition of a 90% interest in KoZhaN LLP through our 100% owned subsidiary BSEK.  This is the first step in our transition towards oil and gas business activities.  We intend to direct the majority of future capital investment to BSEK to be used for oil and gas exploration within the acquired properties.  We are also seeking other international oil and gas opportunities.  We also plan to maintain our existing Internet operations in China.

RESULTS OF OPERATIONS

Revenues

On a consolidated basis, we earned revenues of $31,363 for the three months ended March 31, 2004 (2003 – $45,204).  The following discussion provides a breakdown of revenue within our corporate structure.

China Energy Ventures Corp.

For the three months ended March 31, 2004 and 2003, we did not earn revenues. We have added oil and gas properties through the acquisition of Big Sky Energy Kazakhstan Ltd., referred to as BSEK, however these properties are currently undeveloped and consequently did not provide revenue during the period.

We earned revenues through our subsidiary Chengdu Big Sky Technology Services Ltd.

Chengdu Big Sky Technology Services Ltd.

Chengdu Big Sky Network Technology Services Ltd., a wholly owned subsidiary referred to as Chengdu Technology Services, commenced operations in October 2001 and had 210 corporate subscribers connected at March 31, 2004 (152 at March 31, 2003). Chengdu Technology Services recorded gross sales of $31,363 in the first quarter of 2004 and $45,204 in the first quarter of 2003.  During the period we lost some larger subscribers while gaining smaller subscribers and were unable to reduce the amount of bandwidth we had purchased. Management is currently re-aligning the costs structure to meet the lower revenue base in these operations. If the operation becomes cash flow positive, we anticipate it will re-invest its after tax income, if any, in related business opportunities in China. We do not anticipate Chengdu Technology Services will pay any dividends in the foreseeable future.

Expenses

During the three months ended March 31, 2004 and 2003, we incurred operating expenses of $766,532 and $349,473 respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	THREE MONTH PERIOD ENDED MARCH 31, 2004	THREE MONTH PERIOD ENDED MARCH 31, 2003	PERIOD FROM FEBRUARY 1, 2000 TO MARCH 31, 2004
Calgary Office Costs	$185,719	$101,740	$3,561,824
Beijing Office Costs	$155,232	$105,000	$2,380,881
Big Sky Technology Services	$24,651	$53,065	$296,295
Big Sky Energy Kazakhstan	$72,038	$-	$72,038
Professional Services	$75,138	$3,265	$2,039,604
Investor Relations	$62,033	$-	$1,232,122
Non Cash Compensation	$191,721	$86,403	$2,658,678
Extinguishment of debt	$-	$-	($1,422,225)
Miscellaneous	$-	$-	$212,114
TOTAL	$766,532	$349,473	$11,031,331

Calgary office expense includes the costs of executive management and administrative consultants, rent, insurance, travel, and general office costs associated with maintaining a business office in North America.  For the three months ended March 31, 2004, Calgary office costs have increased 44% over the same period in 2003 due to additional consulting costs relating to the acquisition of BSEK.

Beijing office costs include the costs of maintaining business operations and our principal business office in China. In the first quarter of 2004 Beijing office costs have increased 48% over the same period in 2003. This reflects higher consultant fees in connection with negotiations with Chinese national oil companies regarding potential farm-out agreements.

Professional services include accounting, audit and legal advisory costs.  Professional costs have increased considerably in the first quarter of 2004 compared to the same period in 2003.  This increase is primarily due to an increase in corporate activity.

Amortization and depreciation expense recorded during the first quarter of 2004 and 2003 resulted from the depreciation of office equipment and leasehold improvements.  No depletion was recorded on oil and gas assets, and oil and gas related accretion expenses were incurred.

We record the fluctuations in the fair value of certain unexercised stock options as a deferred compensation asset (reported as a reduction of stockholders’ equity on the balance sheet). This asset is amortized over the life of the stock options as non-cash compensation expense. The non-cash compensation expense in the first quarter of 2004 was $191,721 (2003 - $86,403). The first quarter expense reflects a recovery of previously deferred compensation expenses of $132,500 and amortization of $324,222 of the deferred compensation asset.

Summary of Non-cash Compensation Expense for the three months ended March 31, 2004:

	Expense	Unamortized Deferred Compensation
Options
Options granted February 2, 2001	$22,150	$-
Options granted June 29, 2001	$390	$3,449
Options granted November 13, 2001	$10,711	$140,470
Options granted August 27, 2002	$482	$2,006
Options granted October 21, 2002	$2,218	$6,845
Options granted October 21, 2002	$152,103	$515,843
Options granted April 26, 2003	$3,667	$15,676
Total	$191,721	684,289

Losses

The Chengdu joint venture is accounted for on an equity basis.  The loss in the Chengdu joint venture, was $58,818 for the three months ended March 31, 2004 (2003 - $40,213) and has not been recognized in the consolidated statement of operations as a result of the write down of the entire investment in the Chengdu joint venture in 2001.

The loss per share for the three months ended March 31, 2004 was $0.02 (2003 - $0.02).

Since we are in the development stage, all losses accumulated since inception are considered as part of our development stage activities.

CAPITAL EXPENDITURES AND INVESTMENTS

Chengdu Big Sky Technology Services Ltd.

During the period ended March 31, 2004, we advanced an additional $10,000 (2003 - $0) in working capital to our Chengdu Technology Services. We have invested approximately $640,488 in equipment and working capital to date. We intend to add equipment and working capital based on an analysis of the potential return on investment from such equipment or working capital. Additional investments will be made based upon the potential for a short-term payback of such investment.  Future growth is anticipated to be funded primarily by revenues from services.

China Energy Ventures Corp.

In 2003, we decided to redirect our efforts towards the exploration and exploitation of oil and gas in selected countries.  Our objective is to find shallow (less than approximately 3000 feet) fields with proven reserves that require some enhanced recovery, workover, additional drilling or stimulation, and that have an exploration upside, located near infrastructure and markets, in countries with favorable fiscal and tax regimes and well developed commercial laws, including adequate environmental regulations.  We determined that Kazakhstan was one such country that meets these criteria and commenced efforts to locate acquisition opportunities there.

During the first quarter we successfully completed the acquisition of BSEK which is discussed below. This was an important initial step in our efforts to redirect our operations toward exploration and exploitation of oil and gas. We expect this new direction to bring increased value as the management team has much greater expertise and experience in the oil and gas business. We also acquired a royalty interest on the revenues of BSEK which is described below under “Royalty Interest”.

Material Commitments For Capital Expenditures

As a result of the acquisition of KoZhaN, we have acquired significant commitments for future capital expenditure. The majority or these commitments are not required to be settled until we are in the production phase, at which time we expect to have sufficient cash-flows from production to meet these commitments and will rely primarily on production cash-flows to meet future capital expenditures. If the future cash flows from production are insufficient to meet these commitments, we will likely have to rely on additional equity financing.

Certain commitments relating to KoZhaN require capital expenditure prior to the production phase. These include investment commitments of $14,000,000 and a commercial discovery bonus equal to 0.1% of the value of proved reserves if found.

We anticipate it will be able to meet these capital costs through a number of financing alternatives. The investment commitment of $14,000,000 is required to be spent on capital in the Republic of Kazakhstan during the exploration phase, which is expected to last until approximately 2009.  We plan to finance this commitment through a combination of the sale of exploration related production and future equity financing.

We anticipate that any commercial discovery bonus will be small enough to be financed out of our working capital.

As a result of these commitments and the recent acquisition of BSEK, the majority of our future capital expenditures are expected to be incurred in the oil and gas business.  We are forecasting capital expenditures of $1,500,000 in 2004 to develop the Morskoye field in Kazakhstan, including the licensing and drilling of one well, the installation of production facilities and related overhead. As of March 31, 2004 we had not incurred any of these expected costs.

Details of the acquisitions are provided in the following paragraphs.

Big Sky Energy Kazakhstan Ltd.

On January 12, 2004, China Energy Ventures Corp. completed the acquisition of BSEK, an Alberta corporation, which holds, as its major asset, a 90% partnership interest in KoZhaN LLP, a limited liability partnership incorporated in the Republic of Kazakhstan.  KoZhaN holds licenses to explore develop and produce hydrocarbons from three blocks of land in the Republic of Kazakhstan.  We acquired 100% of the issued and outstanding equity share capital of BSEK in exchange for the issuance of 8,000,000 China Energy Ventures Corp. common shares at a deemed price of $0.286 per share (for a total deemed value of $2,288,000). Management determined BSEK’s net asset value per share and the number of shares to be issued based upon various criteria including a third party valuation, performed by PetroGlobe (Canada) Ltd., of KoZhaN’s major asset. Pursuant to the agreement, China Energy Ventures Corp. was required to advance $500,000 to BSEK as an unsecured short-term loan for use by BSEK in furthering its oil and gas business.  The $500,000 was advanced in October 2003.  At December 31, 2003, the total advance was $1,149,000 plus accrued interest of $5,941. In the three months ended March 31, 2004 we incurred expenditures on behalf of BSEK and forwarded additional funds to them so that the total advanced was $1,271,283 plus accrued interest of $19,512 as at March 31, 2004.  This advance is unsecured, is repayable on June 1, 2004 and bears interest at the rate of 5% per annum.  For the three months ended March 31, 2004 interest of $13,571 was accrued on the loan. Both the loan balance and interest income have been eliminated on consolidation.

On October 7, 2003, BSEK entered into a Share Purchase Agreement with Shengli Oilfield Junwei Petroleum-Tech Development Co., Ltd., referred to herein as Shengli.  Under the terms of the Share Purchase Agreement, Shengli was to acquire a 50% interest in the equity share capital of BSEK by subscribing for 10,000,000 shares of BSEK for $2,300,000 to be paid pursuant to a schedule of payments.

On January 30, 2004, after discussions with Shengli regarding Shengli’s failure to abide by the payment schedule, BSEK and Shengli entered into an Escrow Agreement whereby the 10,000,000 shares of BSEK that Shengli subscribed for on October 7, 2003 will be held in escrow pending payment in full by Shengli.   If payment of at least $2,050,000 of the subscription amount is not received by the date that KoZhaN spuds its first well in the Morskoye field, which is expected to occur in the second quarter of 2004, BSEK shall have the right to cancel the subscription agreement and repay all subscription amounts received (currently $250,000) out of production net-revenue from the well or wells on the site, at a rate of 50% of such net-revenue. Our U.S. securities counsel, Mr. Scott Lawler is the escrow agent under this agreement.  Shengli has assigned its voting rights to this stock to the board of directors of BSEK until the shares are fully paid for.  Prior to release from escrow, any of the shares that are paid for, shall be voted by BSEK’s Board of Directors at any annual or general meeting of shareholders or pursuant to any shareholder action taken by written consent.

BSEK anticipates receiving the majority of the remaining investment before activities commence in the Morskoye field.

This transaction, once completed, will make Shengli an owner of 50% of BSEK.

Mr. Matthew Heysel, who is a shareholder, Chairman and Chief Executive Officer of China Energy Ventures Corp., was Chairman and Chief Executive Officer of BSEK and also the Vice-Chairman of KoZhaN at the time that the Share Exchange Agreement was entered into between China Energy Ventures Corp. and BSEK.   Mr. Heysel, as a board member of China Energy Ventures Corp. and BSEK, voluntarily abstained from voting on the transaction with BSEK.  Mr. Heysel continues to hold his directorships and offices with these entities.

Mr. Daming Yang, who is a shareholder, director and President of China Energy Ventures Corp., was the President and a director of BSEK and also the Chairman of KoZhaN at the time that the Share Exchange Agreement was entered into between China Energy Ventures Corp. and BSEK.  Mr. Yang, as a board member of China Energy Ventures Corp. and BSEK, voluntarily abstained from voting on the transaction with BSEK. Mr. Yang continues to hold his directorships and offices with these entities.

Mr. Kai Yang, at the time of the Share Exchange Agreement with BSEK, was a major shareholder of China Energy Ventures Corp., the sole shareholder of Big Sky Energy Canada Ltd. which held 80% of the stock of BSEK and is Mr. Daming Yang’s brother.

Royalty Interest

On March 4, 2004, we issued 681,475 common shares to IbrizOil Inc., an Alberta corporation, as consideration for the purchase of a royalty interest in the revenues of BSEK at a cost of $415,700.  These shares were valued at $415,700 based on an average closing price of $0.61 from February 20 to 26, 2004. The purchase price of $415,700 was determined based on the results of the valuation report performed by PetroGlobe (Canada) Ltd. The royalty interest amounts to 5% of BSEK’s net share of the earnings of its 90%-held subsidiary company, KoZhaN.  At the time of this transaction, Mr. Van Doorne, who is a director and the Chief Executive Officer of Ibriz, was also our Executive Vice President and the Managing Director of BSEK.

KoZhaN LLP

KoZhaN LLP was incorporated as a limited liability partnership on April 28, 2001 in the Republic of Kazakhstan by five Kazakhstani nationals unrelated to us.

On February 17, 2003, KoZhaN entered into agreements with the Government of Kazakhstan for the exploration and development of three petroleum licenses in the Atyrau region of western Kazakhstan.

-

The Morskoye license covers an area of 74.6 km2 (18,434 acres).  The Morskoye field was discovered in 1965 and has proven recoverable reserves of 3 million bbls, as determined by PetroGlobe (Canada) Ltd., an independent engineering company based in Calgary, Canada (the Government of Kazakhstan established proven recoverable reserves of 506kt (4.2 million bbls)).  In 1965, five wells were drilled in the field, resulting in four oil wells.  One well tested a combined oil flow of 1500 barrels of oil per day (“bopd”). The wells were shut-in and have never produced oil. We plan to drill one development well during the second quarter of 2004. Rights are from the surface to the Lower Permian.

-

The Karatal license covers an area of 420.8 km2 (103,982 acres).  Several wells drilled in the late 1960s on the property tested small oil flows.  This license has not been evaluated by PetroGlobe (Canada) Ltd.  The Government of Kazakhstan has established proven recoverable reserves of 337kt (2.8 million bbls). Rights are from the surface to the Basement.

-

The Dauletaly license covers an area of 135 km2 (33,359 acres).  No reserves have been established on the license which is adjacent to the Krykmyltyk field which is currently producing approximately 2,000 bopd. Rights are from the surface to the Basement.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004 we had cash and cash equivalents of $512,253 that were included in the working capital deficit of $222,958.  This compared to a working capital surplus of $2,241,254 at December 31, 2003.  The decrease largely reflects the working capital deficit acquired on the acquisition of BSEK that occurred during the period. This deficit has been alleviated through an on-going private placement which will close in May 2004.  In connection with the current private placement, we closed on subscriptions totaling $6,741,875 as its first closing and issued 13,483,750 shares.  $4,430,000 of these funds was directed towards the purchase of Vector Energy and $570,000 was directed towards the acquisition of creditor’s rights from Lorgate Management Inc.

As of the period ended March 31, 2004, we had financed operations primarily through the sale of equity securities and had raised a total of $14,458,601, net of share issuance costs of $186,525.  Subsequent to March 31, 2004, we have raised an additional $6,741,875 through a private placement that is still underway.  Costs associated with this private placement include a finders fee equal to 6% of the gross proceeds received by us and warrants to be issued to the finders that equal 6% of the shares issued under the private placement.  Also received subsequent to March 31, 2004, was $74,929 on the exercise of a warrant for 299,716 shares held by Canaccord Capital (Europe) Limited. A registration statement was filed with the U.S. Securities and Exchange Commission on February 19, 2004 to clear these shares for trading and we subsequently withdrew it as we intend to file an updated registration statement prior to the end of June to include shares issued under our current private placement.

Despite showing signs that Chengdu Technology Services was generating sufficient cash flow from operations to fund its ongoing capital requirements in 2003, Chengdu Technology Services required additional capital investment of $10,000 from China Energy Venture Corp. during the period. Management is committed to maintaining these operations only if the additional capital will have the potential for a short-term payback of such investment. If Chengdu Technology Services generates cash flow that is in excess of its requirements, we anticipate it will re-invest this excess cash flow in related business opportunities in China. We do not anticipate Chengdu Technology Services will pay any dividends in the foreseeable future.

On February 11, 2004 we issued 66,666 shares for proceeds of $3,333 on the exercise of non-employee options. As part of the exercise agreement the remaining 33,334 shares outstanding to the option holder were cancelled and returned to the stock option plan. No options were granted during the three months ended March 31, 2004.

On a consolidated basis, our minimum cash requirement for maintenance of operations is estimated at approximately $100,000 per month and we currently have sufficient resources to conduct operations on this basis until approximately July 2005.  With the acquisition of BSEK and our diversification into oil and natural gas exploration and production, we anticipate that we will be required to raise additional capital to fund future exploration and development programs.  BSEK’s agreement with Shengli is in accordance with our new strategy for entry into the oil business. We intend to leverage our relationships with Chinese national oil companies to have them partner with us in these projects and to have them provide the initial funding to establish production at the selected oil and gas fields.  If Shengli does not complete its purchase of shares in BSEK, we will be forced to find alternate sources of financing to meet the current liabilities of BSEK. We have explored opportunities for vendor financing, bank credit facilities and export credit agency arrangements without success. Meeting our future financing requirements will likely be dependent on our being able to develop oil and gas joint venture partnerships on favourable terms and on our ability to access equity capital markets. We may not be able to raise additional equity when required, or we may raise the equity on terms that are dilutive to existing shareholders.

Cash Requirements

The following aggregated information about our contractual obligations and other commitments aim to provide insight into our short and long-term liquidity and capital resource need and demands as at March 31, 2004.

		Exploration phase			Production phase
Time period	Total	Within 1 year	1 - 3 years	3 - 5 years	Over 5 years
Estimated dates		2004	2005 - 07	2008 - 09	2010	2010	2011	2012	2013 - 30
Production levels (tonnes of oil) (One barrel of oil equals approximately 7 tonnes)					4,000t	40,000t	150,000t	250,000t	Over 250,000t

Operating leases	$283,578	$ 86,958	$196,620	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
Historical costs (Owed to Kazkhstan Government)	3,640,244					182,012	182,012	182,012	3,094,207
Social sphere development liability (Astana and Atyrau)	1,430,000					71,500	71,500	71,500	1,215,500
Social development commitment (Astana and Atyrau)	850,000					42,500	42,500	42,500	722,500
Investment commitment (Including investment in local personnel)	83,000,000	1,500,000*	3,000,000*	9,500,000*		3,450,000	3,450,000	3,450,000	58,650,000
Liquidation fund (Obligations incurred to date)	40,000								40,000
Commercial production milestone payments	1,300,000				100,000	300,000	400,000	500,000	-

Total	90,543,822	1,586,958	3,196,620	9,500,000	100,000	4,046,012	4,146,012	4,246,012	63,722,207

* As disclosed in note 13 g) to the condensed consolidated financial statements the Company is obliged to spend $14,000,000 during its exploration phase, which is expected to end in 2009. As the Company is entitled to make these payments at any point over the exploration period, the timing of payments presented in the table reflects management’s estimate as to when these expenditures will be incurred by the Company.

The following commitments have been excluded based on the inability to estimate the timing of payment and or the dollar amount of the future payments:

1.

Quarterly payments to the non-controlling partners in the Partnership – these payments will be charged based net sales of oil, in accordance with the following schedule:

-	$0.35 per barrel if the price of oil is equal to or less than $14.00;
-	$0.75 per barrel if the price of oil is greater than $14.00 and less than or equal to $18.00;

-	$1.00 per barrel if the price of oil is greater than $18.00 and less than or equal to $22.00; or
-	$1.50 per barrel if the price of oil is greater than $22.00

2.

Commercial discovery bonus – these payments to the government are required within 30 days of the approval by the State Committee of Kazakhstan of proved commercial hydrocarbon reserves. Payments amounts are currently set at 0.1% of the value assigned to the proved commercial reserves.

PLAN OF OPERATION

As of May 21, 2004, our management anticipates that we currently have sufficient working capital to fund our projected operations through July 2005.  This would include drilling, completing and tieing in a well in the Morskoye, Kazakhstan field at an estimated cost of $1,500,000.

CRITICAL ACCOUNTING ESTIMATES

The accounting policies used in preparing the unaudited interim consolidated financial are consistent with those used in the preparation of the 2003 annual consolidated financial statements, except as disclosed in Note 3 to the unaudited interim consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions.  The following is a summary of the newly adopted critical accounting estimates.

Successful efforts

Under this policy we capitalize all expenditures for property acquisitions and all development costs (including development dry holes) and support equipment and facilities. The costs of unsuccessful exploratory wells are charged to expense at the time the wells or other exploration activities are determined to be non-productive. Production costs, overheads and all exploration costs other than exploratory drilling are expensed as incurred.

The critical estimates relating to this policy involve determining when the Company is involved in exploration versus development of oil and gas reserves. This choice effects whether costs related to the drilling of dry holes are capitalized or expensed in the period.

We believe that this accounting estimate is significant because it is susceptible to a significant judgment by management and the company has no previous experience on its properties from which to draw conclusions, and the impact of classification of wells as either exploratory or development would have a material impact on the assets reported on our balance sheet as well as our results from operations.

We believe that our estimates regarding the company being in the exploration stage of development are reasonable. Also we believe that this estimate is consistent with current conditions, internal planning and expected future operations, this estimate is subject to significant uncertainties and judgment.

The adoption of this policy in the period has resulted in the capitalization of all cost relating to oil and gas property acquisitions. No depletion or other expenses have been recorded for the period the properties have not yet begun any production. As there was no drilling activity in the period the application of estimates has not had a significant impact on the company’s reported financial results in the period, however it may in future periods.

Impairment of long-lived assets - oil and gas properties

We review long-lived assets including oil and gas properties and certain identifiable intangible assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the assets, whereas such assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

We believe that the accounting estimate related to asset impairment is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about future sales and margins and market conditions over the long-term life of the assets; and the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our operations may be material.

We believe that our estimates of future cash flows and fair value are reasonable. Although we believe these estimates are consistent with current conditions, internal planning and expected future operations, such estimates are subject to significant uncertainties and judgments. As a result, it is reasonably possible that the amounts reported for asset impairments in connection with the above-described initiatives could be different if we were to use different assumptions or if market and other conditions were to change in the future. It is also possible that forecast cash flows used to support the remaining carrying values of the assets may change in the future due to uncertain market conditions, changes to our strategies, or other factors and could also result in higher charges than estimated to date. The changes could result in non-cash charges that could materially affect our results of operations and financial position.

The applications of estimates in the period did not result in any adjustments to the carrying values of our assets or the company’s reported financial results, however it may in future periods.

Income taxes

We operate in and in several tax jurisdictions and have acquired assets in other jurisdictions. As such, our future earnings, and potentially our capital are subject to various rates of taxation. We are required to estimate our income taxes in each of these jurisdictions as part of preparing our consolidated financial statements. These estimates consider, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items, changes in enacted tax laws and rates, and management’s expectations of future results.

We estimate deferred income taxes based upon temporary differences between the carrying basis of our assets that we report in our consolidated financial statements and our tax basis as determined under applicable tax laws. We record the tax effect of these temporary differences as deferred income tax assets or liabilities, as applicable, in our consolidated financial statements. Future income tax assets generally result in deductible amounts in determining taxable income of future periods when the carrying amount of the asset or liability is recovered or settled. Future income tax liabilities typically reflect taxable amounts in determining taxable income of future periods when the carrying amount of the asset or liability is recovered or settled.

We use judgment and estimates when calculating income taxes. If our judgments and estimates prove to be inaccurate, or if certain tax rates or laws change, our results of operations and financial position could be materially impacted in future periods.

Based on these estimates, during the period we recorded a deferred tax liability due to a temporary difference that arose on the acquisition of BSEK and that could not be offset against our tax losses in other jurisdictions.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at March 31, 2004.

SUBSEQUENT EVENTS

A)

On April 12, 2004, the Company issued 299,716 common shares to Canaccord Capital (Europe) Limited for total proceeds of $74,929 in connection with a warrant issued on April 3, 2002.  The warrant was for a total of 299,716 common shares with an exercise price of $0.25.

B)

On April 21, 2004, the board of directors of the Company approved a private placement of a maximum of 30,000,000 shares of the Company’s common stock at $0.50 per share.  On May 7, 2004, the Company received subscriptions totaling $6,741,875 and issued 13,483,750 shares.  The Company will close the

C)

private placement prior to the end of May 2004.  Under the terms of the private placement the Company had until May 7, 2004 or such other date as the Company chose to close on the funds.  The Company must file a registration statement with the U.S. Securities and Exchange Commission within 60 days of the closing date.  Should the Company fail to file a registration statement in the allotted time frame, the Company is required to issue to each purchaser of the private placement an additional 0.2 common share for each share purchased by the purchaser under the private placement.  The private placements were expressly subject to Big Sky Energy Atyrau Ltd., an Alberta corporation (“BSE Atyrau”) and a 75% owned subsidiary of the Company, closing on the acquisition of Vector Energy West LLP, a Kazakhstan limited liability partnership (see C) below).

D)

On April 10, 2004, BSE Atyrau and two independent third-parties (the “Sellers”) entered into a Sale and Purchase Agreement.  On April 12, 2004, these same parties entered into Amendment Agreement No. 1 to the Sale and Purchase Agreement Dated April 10, 2004 (collectively the “Purchase Agreements”).

The Sellers together own 100% of Vector Energy West LLP, a Kazakhstan limited liability partnership (“Vector Energy”).  Under Contracts for Exploration of Hydrocarbons, Vector Energy has the subsurface use rights at the Atyrau and Liman-2 block which is the primary reason for the acquisition.

Under the terms of the Purchase Agreements, the Sellers agreed to sell their interest in Vector Energy to BSE Atyrau in exchange for $4,430,000 in cash and the assumption of the loan described below which was determined by a valuation of the Atyrau and Liman-2 licenses performed by PetroGlobe (Canada) Ltd.  BSE Atyrau has performed all its obligations under the Purchase Agreements including payment of the purchase price.

The funds to complete this transaction came from the proceeds of the private placement undertaken by the Company described under B) above.

D)

As part of its obligations under the Purchase Agreements, BSE Atyrau entered into an Agreement for Assignment of the Creditor’s Rights (“Assignment Agreement”) with Vector Energy and Lorgate Management Inc., a British Virgin Islands corporation, whereby BSE Atyrau purchased the rights of Lorgate Management Inc. under an Agreement for Financing No. LM-61, dated June 23, 2003 and its amendments, entered into with Vector Energy.  Pursuant to such agreement and amendments, Lorgate Management Inc. lent $505,000 to Vector Energy at an interest rate of 10% per annum.  Pursuant to the Assignment Agreement, BSE Atyrau paid $570,000 to Lorgate Management Inc. on May 10, 2004.  Subsequent to the acquisition of Vector Energy, the amount of $570,000 is treated as an inter-company loan from BSE Atyrau to Vector Energy.

The funds to complete this transaction came from the proceeds of the private placement undertaken by the Company described under B) above.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer, Mr. Matthew Heysel, and our Chief Financial Officer, Mr. Thomas Milne, have implemented our disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Heysel and Mr. Milne.  We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Matthew Heysel, and our Chief Financial Officer, Mr. Thomas Milne. There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

We are subject to potential litigation in the normal course of operations.  There are no claims currently pending that we consider would materially affect our operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

a)  Sales of Unregistered Securities

On October 27, 2003, we entered into a Share Exchange Agreement with Big Sky Energy Kazakhstan Ltd., otherwise referred to as BSEK, and all its shareholders of record as of that day.  Under the terms of this agreement, we were required to issue up to a maximum of 8,000,000 common shares in a share exchange offer with the shareholders of record of BSEK as of October 27, 2003.  Management determined the net asset value per share and the number of shares to be issued based upon various criteria including a third party valuation. On January 12, 2004, we issued 8,000,000 of our common shares to the shareholders of BSEK in exchange for their shares in BSEK. These securities were issued to non-U.S. persons outside the United States.

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

Each of the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and we are required to refuse to register any transfer that does not comply with such requirements.

b)  Use of Proceeds from Sales of Registered Securities

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 9, 2004, we solicited votes from selected shareholders of record and received an affirmative vote of 51% (20,354,379 shares) to approve an increase in the number of our authorized shares of common stock from 50,000,000 to 150,000,000, par value $0.001 per share.  There were no votes cast against this item and no abstentions nor broker non-votes.  On April 20, 2004, the Nevada Secretary of State processed our Certificate of Amendment to adjust our authorized share capital to 150,000,000.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation of the Company consisting of the Articles of Incorporation filed with the Secretary of the State of Nevada on February 9, 1993
3.2 (5)	Certificate of Amendment to Articles of Incorporation of Institute For Counseling, Inc. filed with the Secretary of the State of Nevada on March 22, 2000
3.3 (3)	Certificate of Amendment to Articles of Incorporation of Institute For Counseling, Inc. filed with the Secretary of the State of Nevada on April 14, 2000
3.4 (1)	By-Laws of the Company, dated November 9, 1993
3.5 (14)	Amended and Restated By-Laws of the Company, dated August 8, 2001
3.6	Certificate of Amendment to Articles of Incorporation of China Broadband Corp. filed with the Secretary of State of Nevada on December 29, 2003
3.7	Certificate of Amendment to Articles of Incorporation of China Energy Ventures Corp. filed with the Secretary of State of Nevada on April 9, 2004
10.1(2)	Purchase Agreement for the Acquisition of China Broadband (BVI) Corp. among Institute For Counseling, Inc. and China Broadband (BVI) Corp.
10.2 (2)	Cooperative Joint Venture Contract For Shenzhen China Merchants Big Sky Network Ltd.
10.3 (4)	Common Stock Purchase Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd.
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

10.29 (7)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang
10.30 (12)	Letter of Intent dated June 1, 2001 between Big Sky Network Canada Ltd. and Shanghai Min Hang Cable Television Center
10.31 (12)	Memorandum of Understanding dated June 18, 2001 between Big Sky Network Canada Ltd. and Beijing Gehua Cable TV Networks Co., Ltd.
10.32 (12)	Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing Branch of Ji Tong Network Communications Co., Ltd.
10.33 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Precise Details Inc.
10.34 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and M.H. Financial Management Ltd.
10.35 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Daming Yang
10.36 (12)	Indemnity Agreement dated June 29, 2001 between China Broadband Corp. and Matthew Heysel
10.37 (13)	Memorandum of Understanding between Big Sky Network Canada Ltd. and Fujian Provincial Radio and Television Network Co. Ltd. dated July 10, 2001
10.38 (14)	Note Cancellation Agreement between China Broadband Corp. and Canaccord International Ltd.
10.39 (15)	Consulting Agreement, dated July 1, 2001, between China Broadband Corp and Barry L. Mackie
10.40 (15)	Memorandum of Understanding between Chengdu Big Sky Network Technology Services Ltd. and Jitong Network Communications Co. dated October 15, 2001
10.41 (15)	Consulting Agreement, dated April 1, 2001 between China Broadband Corp. and Richard Lam
10.42 (17)	Joint Project Contract between the Chong Qing Branch of Jitong Network Communications Co. Ltd. and Chengdu Big Sky Network Technology Services Ltd. dated October 31, 2001
10.43 (17)	Alternative Compensation Plan

10.44 (17)	Fee Arrangement Agreement dated January 28, 2002, between China Broadband Corp. and Michael Morrison
10.45 (18)	Agency Agreement between China Broadband Corp. and Canaccord Capital (Europe) Limited dated March 13, 2002
10.46 (19)	Agreement of Cooperative Rights and Interests Assignment between Big Sky Network Canada Ltd. and Winsco International Limited dated September 13, 2002 – English Translation
10.47 (21)	Share Exchange Agreement, dated October 27, 2003, between China Broadband Corp., Big Sky Energy Kazakhstan Ltd. and its shareholders.
10.48 (22)	Consulting Agreement dated January 15, 2004, between China Energy Ventures Corp. and Richard Lam
10.49 (22)	Consulting Agreement dated January 15, 2004, between China Energy Ventures Corp. and Daming Yang
10.50 (22)	Consulting Agreement dated January 15, 2004, between China Energy Ventures Corp. and M.H. Financial Management Ltd.
10.51 (22)	Consulting Agreement dated January 1, 2004, between China Energy Ventures Corp. and Wei Yang
10.52 (22)	Share Purchase Agreement dated October 7, 2003 between Big Sky Energy Kazakhstan Ltd. and Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd. – English Translation
10.53 (22)	Frame Agreement of Jointly Cooperation dated November 6, 2003 between Big Sky Energy Kazakhstan Ltd. and Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd. – English Translation
10.54 (22)	Escrow Agreement dated January 30, 2004 between Big Sky Energy Kazakhstan Ltd., Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd. and W. Scott Lawler
10.55 (23)	Asset Purchase Agreement dated February 27, 2004 between IbrizOil Inc. and China Energy Ventures Corp.
10.56 (23)	Contract for exploration and production of hydrocarbons at Dauletaly Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan
10.57 (23)	Contract for exploration and production of hydrocarbons at Karatal Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan
10.58 (23)	Contract for exploration and production of hydrocarbons at Morskoye Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan
10.59 (23)	Audit Committee Charter, amended November 12, 2003
10.60 (24)	Sale and Purchase Agreement between Big Sky Energy Atyrau Ltd., Batys Petroleum LLP and Glushich Victor Petrovich dated April 10, 2004
10.61 (24)	Amendment Agreement No. 1 to the Sale and Purchase Agreement Dated April 10, 2004 between Big Sky Energy Atyrau Ltd., Batys Petroleum LLP and Glushich Victor Petrovich dated April 12, 2004
10.62 (24)	Agreement for Assignment of the Creditor’s Rights between Vector Energy West LLP, Lorgate Management Inc. and Big Sky Energy Atyrau Ltd. dated April 10, 2004
14 (23)	Code of Business Conduct and Ethics
16.1 (9)	Change in Auditor Letter of Amisano Hanson
16.2 (10)	Change in Auditor Letter of Arthur Anderson LLP
21.1	List of subsidiaries of registrant
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1)	Previously filed on Form 10-SB on December 2, 1999.
(2)	Previously filed on Form 8-K filed on April 28, 2000.
(3)	Previously filed on Form 10-KSB on July 11, 2000.
(4)	Previously filed on Form 8-K filed on September 29, 2000.
(5)	Previously filed on Form S-1 filed on December 6, 2000.

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

(7)	Previously filed on Form 8-K/A on December 12, 2000.
(8)	Previously filed on Form 10-KSB on March 28, 2001.
(9)	Previously filed on Form 8K on August 25, 2000.
(10)	Previously filed on Form 8K on September 26, 2000.
(11)	Previously filed on Form S-1, Amendment No. 1 on April 6, 2001.
(12)	Previously filed on Form S-1, Amendment No. 3 on July 2, 2001.
(13)	Previously filed on Form S-1, Amendment No. 4 on July 27, 2001.
(14)	Previously filed on Form S-1, Amendment No. 5 on August 10, 2001.
(15)	Previously filed on Form S-1, Amendment No. 7 on October 25, 2001.
(16)	Previously filed on Form 10-QSB on November 14, 2001.
(17)	Previously filed on Form 10-KSB on April 1, 2002.
(18)	Previously filed on Form S-1 on April 12, 2002.
(19)	Previously filed on Form 8-K/Amendment No. 1 on October 30 2002.
(20)	Previously filed on Form 10-KSB on April 16, 2003.
(21)	Previously filed on Form 8-K on October 31, 2003.
(22)	Previously filed on Form SB-2 on February 19, 2004.
(23)	Previously filed on Form 10-KSB on March 30, 2004.
(24)	Previously filed on Form 8-K on May 18, 2004

b) Reports on Form 8-K.

i.	Form 8-K filed January 14, 2004 reporting the closing of the Share Exchange Agreement between China Energy Ventures Corp., Big Sky Energy Kazakhstan Ltd. and its shareholders.
ii.

Form 8-K filed February 19, 2004 to report the financial statements of Big Sky Energy Kazakhstan Ltd., as well as the Pro Forma unaudited condensed consolidated financial statements of China Energy Ventures Corp. in connection with the Share Exchange Agreement between China Broadband Corp., Big Sky Energy Kazakhstan Ltd. and it’s shareholders.

iii.	Form 8-K filed March 11, 2004 to report the closing of the Asset Purchase Agreement between China Energy Ventures Corp. and IbrizOil Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Energy Ventures Corp.
Date: May 21, 2003	By:	/s/ MATTHEW HEYSEL Name: Matthew Heysel Title: Chief Executive Officer (Principal Executive Officer)
Date: May 21, 2003	By:	/s/ THOMAS MILNE Name: Thomas Milne Title: Chief Financial Officer (Principal Accounting Officer)