Form 10QSB
period 2004-06-30
CHINA ENERGY VENTURES CORP
filed 2004-08-23
CIK 1075247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

_________________________

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________.

Commission file number 000-28345

China Energy Ventures Corp.

  (Exact name of small business issuer as specified in its charter)

NEVADA	72-1381282
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Unit 1003, W2, Oriental Plaza, #1 East Chang An Avenue, Dong Chen District, Beijing, China 100738
(Address of principal place of business or intended principal place of business)

86-10-6499-1255
 (Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    Ö       No

The number of outstanding common shares, with $0.001 par value, of the registrant at June 30, 2004 was 53,728,210 and 56,344,460 on August 23, 2004.

Transitional Small Business Disclosure Format (check one): Yes           No     Ö

#

China Energy Ventures Corp.

INDEX TO THE FORM 10-QSB

For the quarterly period ended June 30, 2004

PART I

ITEM 1.  FINANCIAL STATEMENTS

CHINA ENERGY VENTURES CORP.
(a Development Stage Enterprise)
Condensed Consolidated Balance Sheets (unaudited)
(Expressed in United States Dollars)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT
Cash and cash equivalents	$ 664,106	$ 1,068,451
Restricted cash	30,000	30,000
Advances to related parties	-	1,154,941
Interest and other receivables	189,646	87,158
Prepaid expenses	236,907	163,017
	1,120,659	2,503,567
CAPITAL ASSETS
Property and equipment (Note 6)	404,096	287,139
Oil and gas properties (Note 5, 7)	18,341,363	-
	19,866,118	2,790,706
LIABILITIES
CURRENT
Obligations for social sphere development (Note 8)	791,599	-
Obligations for professional training of personnel (Note 9)	119,600
Obligations for acquisition of the right for geological information use (Note 10)	758,265
Accounts payable and accrued liabilities	824,047	262,313
Due to related parties (Note 11)	350,630	-
	2,844,141	262,313
LONG-TERM
Obligations for social sphere development (Note 8)	1,626,532	-
Obligations for professional training of personnel (Note 9)	329,995	-
Obligations for historical cost reimbursement (Note 12)	965,763	-
Asset retirement obligation (Note 13)	20,576	-
Deferred income tax liability (Note 14)	3,912,656	-
	9,699,663	262,313

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS' EQUITY
Common stock (Note 17)	112,147	89,516
$0.001 par value, shares authorized: 150,000,000;
shares issued and outstanding: 53,728,210 (December
31, 2003 – 31,096,603)
Additional paid in capital	35,550,040	26,840,474
Deferred compensation	(358,331)	(1,008,510)
Deficit accumulated during development stage	(25,137,401)	(23,393,087)
	10,166,455	2,528,393
	$ 19,866,118	$ 2,790,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENERGY VENTURES CORP.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations & Deficit (unaudited)
Expressed in United States Dollars
					Cumulative
					Period From
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2004	2003	2004	2003	June 30, 2004
REVENUE
Internet Services	$33,185	48,530	$64,548	93,734	$411,397
Technical consulting	--	--	--	--	208,333
Cost of Sales	(46,500)	(35,304)	(89,879)	(74,805)	(347,585)

GENERAL AND ADMINISTRATIVE EXPENSES
(including non-cash compensation (recovery) of ($177,541) for the three months ended June 30, 2004 (2003-$171,646) and $14,179 for the six months ended June 30, 2004) (2003-$258,049)	(817,914)	(480,459)	(1,584,446)	(829,932)	(11,849,245)
AMORTIZATION	(63,293)	(39,893)	(93,526)	(81,690)	(3,496,906)
ACCRETION	(36,153)	--	(36,153)	--	(36,153)
IMPAIRMENT OF ASSETS	--	--	--	--	(8,628,623)
	(930,675)	(507,126)	(1,739,456)	(892,693)	(23,738,782)

LOSS IN BIG SKY NETWORK CANADA LTD.	--	--	--	--	(181,471)
LOSS IN SHEKOU JOINT VENTURE	--	--	--	--	(609,607)
LOSS IN CHENGDU JOINT VENTURE (Note 4)	--	--	--	--	(1,141,793)
GAIN ON SALE OF SHEKOU	--	--	--	--	125,798
FOREIGN EXCHANGE GAIN (LOSS)	(7,093)	--	(7,093)	--	(7,093)
INTEREST INCOME	413	1,033	2,235	5,740	415,547

NET LOSS	(937,355)	(506,093)	(1,744,314)	(886,953)	(25,137,401)

DEFICIT, BEGINNING OF PERIOD	(24,200,046)	(20,644,185)	(23,393,087)	(20,263,325)	--

DEFICIT, END OF PERIOD	$(25,137,401)	(21,150,278)	$(25,137,401)	(21,150,278)	$(25,137,401)

LOSS PER SHARE
Basic and diluted	$(0.02)	(0.02)	$(0.04)	(0.04)

SHARES USED IN COMPUTATION
Basic and diluted	41,615,500	22,513,801	43,234,825	22,513,801

CHINA ENERGY VENTURES CORP. (a Development Stage Enterprise) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (Expressed in United States Dollars)
					Deficit
					Accumulated
			Additional		during the	Total
	Common Stock		Paid-in	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$

Balance,	1,509,850	59,971	-	-	-	59,971
February 1, 2000

Issue of common stock
for the outstanding
Shares of China
Broadband (BVI)
Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
Agreements at $0.20
per share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
Agreements at $1.00
per share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreement at $7.50 per
Share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105

Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative
Compensation Plan	-	-	163,463	-	-	163,463

Issuance of common
stock to settle legal
fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25
per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)

Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation	-	-	-	1,541,174	-	1,541,174

Deferred compensation	-	-	2,016,920	(2,016,920)	-	-

Alternative
Compensation Plan	682,802	683	(683)	-	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	7,900,000	7,900	1,916,232	-	-	1,924,132

Net loss	-	-	-	-	(3,129,762)	(3,129,762)

Balance,
December 31, 2003	31,096,603	89,516	26,840,474	(1,008,510)	(23,393,087)	2,528,393

Amortization of deferred
compensation	-	-	-	14,179	-	14,179

Deferred compensation
expense (recovery)	-	-	(636,000)	636,000	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	100,000	100	24,900	-	-	25,000

5 to 6

Stock issued pursuant to
private placement
agreements at $0.50
per share	13,483,750	13,484	6,547,751	-	-	6,561,235

Stock issued pursuant to
purchase of BSEK	8,000,000	8,000	2,280,000	-	-	2,288,000

Stock issued pursuant to
acquisition of BSEK
royalty interest	681,475	681	415,019	-	-	415,700

Options exercised	66,666	67	3,267	-	-	3,334

Warrants exercised	299,716	299	74,629	-	-	74,928

Net loss	-	-	-	-	(1,744,314)	(1,744,314)
Balance,
June 30, 2004	53,728,210	112,147	35,550,040	(358,331)	(25,137,401)	10,166,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENERGY VENTURES CORP.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (unaudited)
Expressed in United States Dollars
					Cumulative
					Period From
					Date of
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2004	2003	2004	2003	June 30, 2004
CASH FLOWS RELATED TO THE
FOLLOWING ACTIVITIES

OPERATIONS
Net loss	$(937,355)	(506,093)	$(1,744,314)	(886,953)	$(25,137,401)
Adjustment for:
Extinguishment of debt	21,924	--	21,924	--	(1,400,301)
Depreciation and amortization	63,293	39,893	93,526	81,690	3,504,214
Accretion	36,153	--	36,153	--	36,153
Impairment of assets	--	--	--	--	8,628,623
Loss in Big Sky Network Canada Ltd.	--	--	--	--	181,471
Loss in Shekou joint venture	--	--	--	--	609,607
Loss in Chengdu joint venture (Note 4)	--	--	--	--	1,141,793
Gain on sale of Shekou joint venture	--	--	--	--	(125,798)
Non-cash stock compensation (Note 15)	(177,541)	171,646	14,179	258,049	2,481,137
Issuance of Common Shares for settlement
of legal fees	--	--	--	--	21,062
Changes in operating assets and liabilities, net of the effect of acquisitions
Restricted cash	--	--	--	--	(30,000)
Interest and other receivable	(94,113)	450,678	(117,172)	107,985	(1,418,879)
Prepaid expenses	(97,933)	(38,521)	(72,635)	(42,525)	(235,652)
Accounts payable and accrued liabilities	556,222	16,883	343,847	(97,973)	(89,723)
	(629,350)	134,486	(1,424,491)	(579,727)	(10,632,394)
FINANCING
Issue of common stock for cash	6,851,676	--	6,880,009	--	21,496,802
Stock issuance costs	(215,512)	--	(215,512)	--	(402,037)
Repayment of advances for share subscriptions	(250,000)	--	(250,000)	--	(250,000)
Repayment of debt	(570,000)	--	(570,000)	--	(570,000)
	5,816,164	--	5,844,497	--	20,274,765

INVESTING
Oil and gas properties	(408,699)	--	(453,784)	--	(453,784)
Fixed asset additions	(121,117)	--	(202,310)	(1,134)	(905,006)
Advances (repayments) to related parties	1,357	--	(1,108)	--	(1,150,108)
Proceeds from the sale of the Shekou joint
venture (net of costs)	--	--	--	--	2,029,200
Investment in Chengdu joint venture	--	--	--	--	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	--	--	--	--	(2,395,828)
Acquisition of Big Sky Energy Kazakhstan Ltd.	--	--	339,353	--	(339,353)

Acquisition of Vector Energy West LLP, net of cash acquired	(4,506,502)	--	(4,506,502)	--	(4,506,502)
	(5,034,962)	--	(4,824,352)	(1,134)	(8,978,266)

NET DECREASE (INCREASE) IN CASH
AND CASH EQUIVALANTS	$151,853	134,486	$(404,345)	(580,861)	$664,106

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	512,253	1,002,826	1,068,451	1,718,173	--

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$664,106	1,137,312	$664,106	1,137,312	$664,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

8 to 9

CHINA ENERGY VENTURES CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

1.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by China Energy Ventures Corp. (the “Company”) without audit in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These financial statements are condensed and do not include all disclosures required for annual financial statements and accordingly, these financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.  Our consolidated financial statements for the year ended December 31, 2003 contained Note 2 on our need for additional financing and profitable operations to be able to continue as a going concern. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s condensed financial position at June 30, 2004 and the condensed consolidated results of operations and cash flows for the three and six-month periods ended June 30, 2004 and 2003.

2.

NATURE OF OPERATIONS AND CONTINUING OPERATIONS

On January 12, 2004, the Company completed the acquisition of 100% of the issued and outstanding share capital of Big Sky Energy Kazakhstan Ltd (“BSEK”) thereby acquiring a 90% interest in KoZhaN LLP, a Kazakhstan Limited Liability Partnership (“KoZhaN”) and on May 11, 2004, the Company completed the acquisition of 100% of the outstanding share capital of Vector Energy West LLP, a Kazakhstan Limited Liability Partnership, (“Vector”) through its 75% owned subsidiary, Big Sky Energy Atyrau Ltd. (“BSEA”).  See note 5 “Business Combination”.  As a result of these acquisitions, the nature of operations for the Company has changed.  The Company intends to direct the majority of future capital investment towards oil and gas exploration within the acquired properties. At present the Company is in the exploration phase with regards to its oil and gas properties. This phase is expected to last until the Company finds economically profitable oil reserves. The Company also intends to maintain its existing Internet operations in China.

The Company through Vector entered into Subsurface Use Contracts with the Government of the Republic of Kazakhstan (the “Government”) to explore for and produce hydrocarbons in the Atyrau and Liman-2 oilfields in the Atyrau region (the “Subsurface Use Contracts”).

These condensed consolidated financial statements have been prepared on a going concern basis. Subsequent to December 31, 2003, the Company acquired two oil and gas businesses and must make certain capital expenditures during the course of the next year. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

On a monthly basis, the Company’s minimum operating costs are approximately $150,000.  The Company anticipates that it currently has sufficient working capital to fund its operations, without conducting a drilling program or acquisitions of other potential fields, through November 2004. The Company will consider seeking additional capital to fund future exploration and development programs or farming-out some of its interest in various projects to third parties.  Such farm-outs would be intended to cover up to 100% of project costs in return for a percentage interest in the project. On August 2, 2004, the Company entered into a Letter of Intent with BT-Oil LLP, a Kazakhstan construction company.  This Letter of Intent contemplates that BT-Oil LLP will complete all road and lease construction and pay for the drilling of the first well on the Morskoe field in return for a 45% interest in the Company’s Morskoe field.  The Company anticipates that the well will be spud by mid-September 2004 following the completion of lease construction.  Meeting the Company’s future financing requirements will be dependent on its ability to develop oil and gas joint venture partnerships on favourable terms, its ability to access equity capital markets and, after achieving or acquiring sustainable production, credit facilities from institutional lenders.  The Company intends to leverage its relationships with personnel at Chinese national oil companies to have them partner with the Company in these projects and to have them provide the initial funding to establish production at selected oil and gas fields in Kazakhstan. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Company’s objective, or result in commercial success. The Company cannot assure you that it will be able to obtain sufficient capital, develop joint venture partnerships or achieve or acquire sustainable production to satisfy all of its obligations or that its operating subsidiaries will be commercially successful. Should the Company be unable to meet its obligations under the Subsurface Use Contracts due to a lack of capital, the Competent Body has the right to terminate the contracts after giving the Company 90 days written notice.

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

Costs incurred for acquisition of rights to explore and develop the Company’s oilfields, including but not limited to payment for geological information, payment to participate in tender, signature bonuses, obligations on social sphere development, are capitalized and classified as a right to subsurface use. Payroll and related costs incurred during the acquisition and exploration phases and directly related to oil and gas operations are capitalized as part of oil and gas properties.

Impairment of long-lived assets - oil and gas properties

The Company reviews its long-lived assets, including oil and gas properties, for possible impairment by comparing the carrying values with the undiscounted future net before-tax cash flows. Asset impairment may occur if a field discovers lower than anticipated reserves, write downs of proved reserves based on field performance, significant changes in commodity prices, significant decreases in the market value of an asset, and significant change in the extent or manner of use or physical change in an asset. Impaired assets will be written down to their estimated fair values, generally their discounted future net before-tax cash flows. For proved oil and gas properties, the Company performs the impairment test on an individual field basis. Unproved properties are reviewed periodically to determine if there has been impairment of the carrying value with any such impairment charged to expense in the current period.

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

Foreign currency translation

In accordance with the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" the financial statements of two subsidiaries of the Company, KoZhaN LLP, a Kazakhstan limited liability partnership (“KoZhaN”) and Vector Energy West LLP, a Kazakhstan limited liability partnership, have been translated into United States Dollars (“USD”) from Kazakhstan tenge (“tenge”). KoZhaN and Vector maintain their accounting records in tenge. A majority of KoZhaN’s and Vector’s capitalized costs, expenses, liabilities, loans and cash flows are denominated in USD. Accordingly, KoZhaN and Vector have determined that the USD is its functional currency.

KoZhaN’s and Vector’s long-lived assets and equity are translated using historic exchange rates. Gains and losses arising from these translations are reported in the consolidated statement of operations.

The Kazakhstan tenge is not a fully convertible currency outside of the Republic of Kazakhstan. The translation of tenge denominated assets and liabilities into USD for the purpose of these financial statements does not indicate that the Company could realize or settle in USD the reported values of the assets and liabilities. Likewise, it does not indicate that the Company could return or distribute the reported USD values of capital and retained earnings to the partners.

Employee Benefits

Pension Payments - The Company pays into an employee accumulated pension fund an amount equivalent to 10% of employees’ salaries for employees of its Kazakhstani operations. These amounts are expensed when they are incurred. Pension fund payments are withheld from employees’ salaries and capitalized as part of oil and gas properties or included with general and administrative expenses in the consolidated statement of operations. As at June 30, 2004, the Company was not liable for any supplementary pensions, post-retirement health care, insurance benefits or retirement indemnities to its current or former employees.

Social tax - The Company makes payments of mandatory social tax in the amount of 21% of employee salaries for employees of their Kazakhstani operations. These costs are recorded in the period when they are incurred and capitalized as part of oil and gas properties or included with general and administrative expenses in the consolidated statement of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	$	$	$	$
Net loss, as reported	(937,355)	(506,093)	(1,744,314)	(886,953)
Add: Stock-based employee compensation
recovery (expense) included in reported
net loss, net of related tax effects	195,011	81,123	42,908	81,123
Deduct: Total stock-based employee
compensation recovery (expense) determined under
fair value based method for all awards,
net of related tax effects	(5,209)	(14,020)	(18,630)	(44,530)

Pro forma net loss	(747,553)	(438,990)	(1,720,036)	(850,360)

Loss per share:
Basic and diluted – as reported	(0.02)	(0.02)	(0.04)	(0.04)
Basic and diluted – pro forma	(0.02)	(0.02)	(0.04)	(0.04)

4.

INVESTMENT IN JOINT VENTURE

Big Sky Network Canada Ltd., a wholly owned subsidiary of China Energy Ventures Corp., participates in the Chengdu joint venture.  The total investment in the Chengdu joint venture was written off in 2001.

The Chengdu joint venture is accounted for on an equity basis.  The loss in the Chengdu joint venture, $29,027 (2003 - $46,035) for the three months ended June 30, 2004 and $87,845 (2003 - $86,248) for the six months ended June 30, 2004, has not been recognized in the consolidated statement of operations as a result of the write down of the entire investment in the Chengdu joint venture in 2001.  The Company is under no obligation to fund losses of the joint venture.

5.

BUSINESS COMBINATION

Big Sky Energy Kazakhstan Ltd.

On January 12, 2004, the Company completed the acquisition of 100% of the issued and outstanding share capital of BSEK.  The Company issued 8,000,000 common shares at a deemed price of $0.286 per share, being the trading price of the Company’s shares at the date of announcing the transaction, for total consideration including transaction costs of $2,288,000. Among the sellers of the BSEK shares, was a company which held 80% of those shares and which was wholly-owned by Kai Yang, the brother of the Company’s President, and of which Matthew Heysel, the Chairman and Chief Executive Officer of the Company, and Daming Yang, President of the Company, were directors and senior officers of BSEK at the time.  BSEK holds a 90% interest in KoZhaN, which holds the rights to explore for and produce oil and natural gas from three properties in the Republic of Kazakhstan.  The acquired net assets of BSEK and consideration given were as follows:

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

At December 31, 2003, the Company had advanced $1,154,941, including accrued interest of $5,941, to BSEK.  This amount is reflected on the condensed consolidated balance sheet as an advance to related parties. At June 30, 2004, the loan balance was $2,005,802 including $31,645 of accrued interest and is eliminated in these consolidated financial statements. The amount is unsecured, bears interest at the rate of 5% per annum and is repayable on demand.

Results of operations of BSEK have been included in the condensed consolidated statement of operations of the Company from the period January 12, 2004 to June 30, 2004.

On January 30, 2004, BSEK entered into a subscription and escrow agreement with a third-party to issue common shares from treasury to this third-party.  The shares are being held in escrow pending receipt of the full amount of the subscription proceeds totaling $2,300,000.  On June 28, 2004, the subscription agreement was cancelled and the $250,000 deposit, which had been received in the third quarter of 2003, was refunded.

Royalty Interest

On March 4, 2004, the Company issued 681,475 common shares to IbrizOil Inc. (“Ibriz”), an Alberta corporation, as consideration for the purchase of a royalty interest in the net revenues of BSEK at a cost of $415,700. These shares were valued at $415,700 based on an average closing price of $0.61 from February 20 – 26, 2004. The purchase price was determined based on the results of the valuation report performed by an independent, third party petroleum engineering company. The royalty interest amounts to 5% of BSEK’s net share of the earnings of its 90%-held subsidiary company, KoZhaN. At the time of this transaction, Mr. Van Doorne, who is a director and the Chief Executive Officer of Ibriz, was also our Executive Vice President and the Managing Director of BSEK.  The acquisition of the royalty interest has been accounted for as an increase in oil and gas property.

Vector Energy West LLP

On May 11, 2004, the Company, through its 75% owned subsidiary, BSEA, completed the acquisition of 100% of the issued and outstanding charter capital of Vector (a Kazakhstan limited liability partnership). BSEA was incorporated under the laws of Alberta on April 8, 2004 with China Energy Ventures Corp. subscribing to 75% of the total shares issued on incorporation. On May 11, 2004, BSEA borrowed $5,000,000 from the Company. The funds were paid as follows; $4,506,611 to acquire 100% of the issued and outstanding charter capital of Vector and $570,000 to purchase Vector’s loan from a third party.  At June 30, 2004 the loan balance was $5,159,152 including $33,568 of accrued interest and is eliminated in these consolidated financial statements. The amount is unsecured, bears interest at the rate of 5% per annum and is repayable on demand.   The acquired net assets of Vector and consideration given would be as follows:

Oil and gas properties	$11,112,756
Current assets, including cash of $109	5,123
Loan payable	(548,076)
Other current liabilities	(1,308,250)
Non-current liabilities	(4,754,942)
Net assets acquired	$4,506,611

Consideration, paid in cash	$4,506,611

The oil and gas properties include previously-discovered proved non-producing oil reserves as well as subsurface use rights over the remainder of the acreage.

As of the acquisition date, May 11, 2004, Vector had a loan outstanding to third parties of $548,076.  In connection with the purchase of Vector, BSEA was required to purchase the loan and settle it for cash of $570,000 representing a premium of $21,924. This premium has been expensed.

Pro-forma disclosure

SFAS 141 requires disclosure on a pro-forma basis as though the business combination had occurred at the beginning of the period.  There were no material transactions for the period from January 1, 2004 through January 12, 2004 in BSEK and there were no material transactions for the period from January 1, 2004 through May 11, 2004 in Vector, other than accretion expense of $75,665.

For the three months ended June 30, 2004 and June 30, 2003, the Company has determined the following pro-forma information for the BSEK and BSEA business combination:

June 30, 2004	As reported	Adjustments	Pro-forma
Revenue	$ 33,185	$ -	$ 33,185
Net loss	$ (937,3559)	$ (25,000)	$ (962,355)
Loss per share	$ (0.02)	$ -	$ (0.02)

June 30, 2003	As reported	Adjustments	Pro-forma
Revenue	$ 48,530	$ -	$ 48,530
Net loss	$ (506,093)	$ (30,000)	$ (536,093)
Loss per share	$ (0.02)	$ -	$ (0.02)

For the six months ended June 30, 2004 and June 30, 2003, the Company has determined the following pro-forma information for the BSEK and BSEA business combination:

June 30, 2004	As reported	Adjustments	Pro-forma
Revenue	$ 64,548	$ -	$ 64,548
Net loss	$ (1,744,314)	$ (80,000)	$ (1,824,314)
Loss per share	$ (0.04)	$ -	$ (0.04)

June 30, 2003	As reported	Adjustments	Pro-forma
Revenue	$ 93,734	$ -	$ 93,734
Net loss	$ (886,953)	$ (45,000)	$ (931,953)
Loss per share	$ (0.04)	$ -	$ (0.04)

6.

PROPERTY AND EQUIPMENT

Property and equipment consist of:

	June 30, 2004	December 31, 2003
	$	$

Furniture and fixtures	205,953	163,361
Computer hardware and software	485,183	479,824
Leasehold improvements	162,061	59,036
	853,197	702, 221
Accumulated amortization	(449,101)	(415,082)
	404,096	287,139

7.

OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	June 30, 2004	December 31, 2003
	$	$

Subsurface use rights	17,925,663	-
Royalty interest	415,700	-
Oil and gas properties	18,341,363	-

8.

OBLIGATIONS FOR SOCIAL SPHERE DEVELOPMENT

In accordance with the Subsurface Use Contracts, the Company is committed to contribute to social sphere development of Astana and Atyrau cities in the total amount of $3,030,000 for all oilfields during the exploration phase.  All Subsurface Use Contracts establish the exploration phase as 6 years from 2003 to 2009, and the production phase as 25 years from 2009 to 2034. During the six months ended, June 30, 2004, the Company had not made any payments. These payments are due over the period from 2003 to 2008.

Payment of these obligations are to be made according to a payment schedule agreed to between the Company and the Government. The non-current portion of these obligations is discounted at 15% being the estimated credit-adjusted risk free discount rate, giving a total discounted obligation of $2,418,131. The accretion expense for the three month period ended June 30, 2004 of $330  (2003- $Nil) and the six month period ended June 30, 2004 of $21,781 (2003 - $Nil) was capitalized as subsurface use rights.

9.

OBLIGATIONS FOR PROFESSIONAL TRAINING OF PERSONNEL

Management believes that obligations on professional training of personnel should be recognized for future professional training costs as prescribed by the Subsurface Use Contracts. In accordance with the Subsurface Use Contracts, the Partnership is obliged to finance professional training of Kazakhstani personnel recruited for the Subsurface Use Contracts’ operations at the rate of not less than 1% of the total amount of investments. Under the Subsurface Use Contracts the total amount of investments was established at $53,900,000 during their exploration phase.   The non-current portion of these obligations is discounted at 15% being the estimated credit-adjusted risk free discount rate, giving a total discounted obligation of $449,595 (As at May 12, 2004 - $2,393,336 for the acquisition of Vector). The accretion expense for the three month and six month period ended June 30, 2004 of $6,994 (2003- $Nil).

10.

OBLIGATIONS FOR ACQUISITION OF THE RIGHT FOR THE GEOLOGICAL INFORMATION USE

In accordance with the Agreements on acquisition of the right on the geological information use # 710 and # 711 dated January 21, 2002, the Company is obliged to pay an additional amount for the right of geological information use if the Partnership attracts foreign investors.

On May 11, 2004, BSEA acquired 100% of the shares in Vector’s charter fund. Accordingly, Vector recognized additional obligations on acquisition of the right on the geological information use as at June 30, 2004 in the amount of $758,265.

11.

RELATED PARTY TRANSACTIONS

On the acquisition of BSEK and Vector, the Company acquired balances payable to related parties. The balances payable to related parties as at June 30, 2004 are:

	Acquired on BSEK acquisition	Acquired on Vector acquisition	Advances (repayments) during the quarter	Balance June 30, 2004

Big Sky Energy Canada Ltd.	$350,000	$-	$ (1,034)	$348,966
Big Sky Holdings Ltd.	7,565	-	-	7,565
KoZhan LLP other related party	-	-	(21,734)	(21,734)
Vector Energy West LLP employee	-	15,694	139	15,833
Total	$357,565	$15,694	$ (22,629)	$350,630

Big Sky Energy Canada Ltd.

At the time of the acquisition of BSEK, Matthew Heysel and Daming Yang were directors and officers of Big Sky Energy Canada Ltd. and the Company and Mr. Kai Yang held all the outstanding shares of Big Sky Energy Canada Ltd.  As at June 30, 2004, Matthew Heysel and Daming Yang were no longer directors nor officers of Big Sky Energy Canada Ltd. On March 10, 2004, Daming Yang’s brother, Wei Yang, was appointed to the board and was given full voting and dispositive control over all shares held by Big Sky Energy Canada Ltd. The loan arose from costs totaling $300,000 that were incurred by Big Sky Energy Canada Ltd. in connection with completing BSEK’s acquisition of

KoZhaN, and a payment of $50,000 to Bolat Mukashev, the President of KoZhaN, as a reimbursement of costs incurred by the President prior to the signing the purchase agreement on August 11, 2003. The amount of $350,000 was treated as consideration in the allocation of the purchase price of the assets and liabilities of KoZhaN. The loan is unsecured, bears no interest and is repayable on demand.

During the period ended June 30, 2004, the Company advanced Big Sky Energy Canada Ltd. $1,034 net   towards the balance outstanding.

Big Sky Holdings Ltd.

Big Sky Holdings Ltd. is controlled by Matthew Heysel.  The loan arose from a cash transfer to BSEK in October of 2003 to cover expenses incurred by BSEK.  The loan is unsecured, bears no interest and is repayable on demand.

Vector Energy West LLP

Vector Energy West LLP is the wholly-owned subsidiary of BSEA, which the Company owns75% of.  The loan was made to a director prior to acquisition of Vector, which was acquired when BSEA purchased Vector on May 11, 2004.  Upon the acquisition of Vector, the director stepped down from the board of directors and remains as an employee of Vector.  The loan is unsecured, bears no interest and is repayable on demand.

12.

OBLIGATIONS FOR HISTORICAL COSTS REIMBURSEMENT

The Company through its purchase of Vector is unavoidably obliged to reimburse $7,784,034, which represents historical costs incurred by the Republic of Kazakhstan for the Liman-2 oilfield pursuant to the terms of the Subsurface Use Contract # 1076 dated December 28, 2002 and the Agreement on acquisition of the right on the geological information use # 711 dated January 21, 2002. Payment of these obligations should be made according to a payment schedule agreed between the Partnership and the Government. These payments are due from 2012 to 2027 and should be paid quarterly in equal installments.

These obligations are discounted at 15%, being the estimated credit-adjusted risk free discount rate, giving a present value of obligation of $965,763 as at June 30, 2004.  The accretion expense for the three month and six month period ended June 30, 2004 of $4,964 (2003- $Nil) was capitalized as subsurface use rights.

13.

ASSET RETIREMENT OBLIGATION

Management determined that an asset retirement obligation should be recognized for future abandonment costs of four wells drilled at Morskoe field before the Company signed the Subsurface Use Contracts, but which, in management’s opinion were not properly abandoned. Management believes that this obligation is likely to be settled at the end of the exploration phase.

As at June 30, 2004, undiscounted future cash flows that will be required to satisfy the Company’s liability by 2009 is $40,000. After application of a 15% credit-adjusted risk free discount rate, the present value of the Company’s liability at June 30, 2004 is $20,576 (As at January 12, 2004 - $19,872).  During the three month period ended June 30, 2004, the Company recorded an accretion expense of $Nil (2003 - $Nil) and $704 (2003 - $Nil) for the six month period ended June 30, 2004.

14.

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

The deferred income tax liability is comprised of the following:

	June 30, 2004	December 31, 2003
	$	$

Temporary differences
Oil and gas property values	11,179,017	-
Total temporary differences	11,179,017	-
		-
Statutory tax rate	35%	35%
Total	3,912,656	-

Current portion	-	-
Non-current portion	3,912,656	-
Total	3,912,656	-

15.

STOCK OPTION PLAN

Under the 2000 Stock Option Plan which was approved by the shareholders of the Company on June 29, 2001 (the “Plan”), the Company has reserved 8,000,000 common shares for issuance under options granted to eligible persons.  As at June 30, 2004, 6,710,000 are outstanding with 1,223,334 available for granting.

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

Option activity under the Plan is as follows:

2004
Number of
Options

Opening Balance – December 31, 2003	7,310,000

Granted	100,000
Expired	-
Exercised	(66,666)
Cancelled	(633,334)

Closing Balance, June 30, 2004	6,710,000

Options available for grant	1,223,334

Options exercised	66,666

Option Plan Total (stock reserved)	8,000,000

Additional information regarding options outstanding and exercisable as of June 30, 2004 is as follows:

Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.00	125,000	0.8	$1.00
$0.82	300,000	2.4	$0.82
$0.15	300,000	4.2	$0.15
$0.05	5,885,000	3.3	$0.05
$0.56	100,000	5.0	$0.56
	6,710,000	3.7	$0.11

For the three months ended June 30, 2004, $17,470 of compensation expense has been recognized (2003 - $171,646) in the consolidated financial statements for non-employee stock option grants.  For the six months ended June 30, 2004, $57,087 compensation expense has been recognized (2003 - $258,049).  For the three months ended $195,011 (2003 – $81,123 of compensation awards) has been recognized for stock-based employee compensation reduction (awards) under the intrinsic value method.   For the six months ended $42,908 (2003 – $81,123 of compensation awards) has been recognized for stock-based employee compensation reduction (awards) under the intrinsic value method.

16.

COMMITMENTS AND CONTINGENCIES

Operating environment – The Partnership’s principal business activities are within the Republic of Kazakhstan. Laws and regulations affecting businesses operating in the Republic of Kazakhstan are subject to rapid changes and the Partnership’s assets and operations could be at risk due to negative changes in the political and business environment.

Taxation – The taxation system in the Republic of Kazakhstan is constantly changing and subject to inconsistent application, interpretation and enforcement. There have been many new tax and foreign currency laws and related regulations introduced in recent years, which are not always clearly written and whose interpretation and application is subject to the opinions of the local tax authorities. Non-compliance with Kazakhstan laws and regulations can potentially lead to the imposition of penalties and fines, the amounts of which can be significant.

Environmental matters – The Partnership believes it is currently in compliance with all existing Kazakhstan environmental laws and regulations. However, Kazakhstan environmental laws and regulations may change in the future. The Partnership is unable to predict the timing or extent to which these environmental laws and regulations may change. Such change, if it occurs, may require the Partnership to modernize technology to meet more stringent standards.

Financial Commitments and Contingencies – KoZhaN LLP

The Company, through its interest in KoZhaN, has the following commitments and contingencies.  As these commitments and contingencies are subject to the commencement of commercial production and the Company can not determine at this time when it will commence commercial oil and gas production operations, the likelihood of payment of the following commitments and contingencies is currently indeterminable. See Notes 8, 9, 10 and 12 for obligations pertaining to the exploration phase.  Consequently no amounts have been recorded as provisions in these financial statements for the following commitments and contingencies:

a)

Commitment to repay historical costs of the Government – In accordance with the Subsurface Use Contracts, the Company is obliged to reimburse to the Government its historical costs incurred during preparation of certain geological information on the Morskoe, Karatal and Dauletaly oilfields. The balance remaining to be reimbursed is $3,640,244. The Company is only obliged to repay these costs if it enters into commercial production. As it is unknown whether the Company will enter the commercial production phase in Kazakhstan, no liability has been recorded.

b)

Commitments to contribute to social development of Astana and Atyrau – In accordance with the Subsurface Use Contracts, the Company is obliged to invest an equivalent of $850,000 during the production phase for the development of the social sector of Atyrau and Astana cities in the Republic of Kazakhstan.

c)

Commitment to develop local personnel– In accordance with the Subsurface Use Contracts, the Company is obliged to invest not less than 1% of total investments for professional development of the local personnel involved in works under the Subsurface Use Contracts

d)

Liquidation fund – In accordance with the Subsurface Use Contracts, the Company is obliged to establish a liquidation fund to finance the adequate disposal of the Company’s oil and gas operations in the amount of 1% of operating costs.  The Company is also obliged to apply for approval of this fund with the Government under the contracts, including budget of disposal costs, no later than 2 years before the end of the exploration phase and start of the production phase. Although the Company has not yet carried out major exploration activities to date, the Company has recorded an asset retirement obligation for certain wells in these financial statements (see note 13). Upon achieving an agreement with the Government, this asset retirement obligation may be considered as part of the contractually required liquidation fund.

e)

Contingencies related to purchase of geological information from the Government – In accordance with the Purchase Agreements concluded with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan on July 10, 2002, the Company may incur a penalty for delaying payment for the geological information purchases from the Government relating to the Morskoe, Karatal and Dauletaly oilfields at a rate of 10% per annum. Payments for the geological information purchase for the Karatal and Dauletaly oilfields were made by the Company with a significant delay. Management believes that the obligation for the penalty is not probable and thus no provision has been recognized in the financial statements for this amount.

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

Financial Commitments and Contingencies – Vector Energy West LLP

The Company, through its interest in Vector, has the following commitments and contingencies.  As these commitments and contingencies are subject to the commencement of commercial production and the Company can not determine at this time when it will commence commercial oil and gas production operations, the likelihood of payment of the following commitments and contingencies is currently indeterminable. Consequently, no amounts have been recorded as provisions in these financial statements for the following commitments and contingencies:

a)

Non-compliance with the Subsurface Use Contracts – The Government has the right to suspend or cancel these Subsurface Use Contracts if the Partnership is in material breach of the obligations and commitments under the Subsurface Use Contracts.

In accordance with the letter # 14-04-38 27 dated May 26, 2004 the Partnership was notified by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (the “Competent Body”) that the Partnership had failed to comply with the terms of the Contract # 1076 dated December 28, 2002 on exploration of hydrocarbons in the Liman-2 oilfield, in the following way:

	-	To carry out the Minimal Work Program during the exploration phase;
	-	To submit the Annual Work Program to the Competent Body and report on the progress of the Minimal Work Program implementation;
	-	To provide professional training to the personnel employed for the Subsurface Use Contract’s operations;
	-	To contribute funds to the Atyrau region for social programs and programs on infrastructure development;
	-	To submit quarterly reports on the Subsurface Use Contract’s activities to the Competent Body;

	-	To develop the Business, Property and Liability Risk Insurance Program and to submit it for approval to the Competent Body; and
	-	To establish and make contributions to the Liquidation Fund.

In accordance with the letter # 14-04-38 28 dated May 26, 2004 the Partnership was notified by the Competent Body that the Partnership had failed to comply with the terms of the Contract # 1077 dated December 28, 2002 on exploration of hydrocarbons in the Atyrau oilfield, in the following way:

	-	To carry out the Minimal Work Program during the exploration phase;
	-	To submit the Annual Work Program to the Competent Body and report on the progress of the Minimal Work Program implementation;
	-	To provide professional training to the personnel employed for the Subsurface Use Contract’s operations;
	-	To contribute funds to the Atyrau region for social programs and programs on infrastructure development;
	-	To submit quarterly reports on the Subsurface Use Contract’s activities to the Competent Body;
	-	To develop the Business, Property and Liability Risk Insurance Program and to submit it for approval to the Competent Body; and
	-	To establish and make contributions to the Liquidation Fund.

Accordingly, under both Notices the Partnership was required by July 1, 2004 to remedy these deficiencies and to submit all required documents as confirmation of fulfillment of its obligations and actions taken to remedy these deficiencies and to report on corrective and preventive actions undertaken against any further breach of contractual obligations.

The Partnership has held extended meetings with representatives of the Competent Body on July 2 to 5, 2004. As a result it was agreed that before July 31, 2004 the Partnership would:

-

Submit the Annual Work Program to the Competent Body and report on the progress of the Minimal Work Program implementation. On June 9, 2004, the Partnership’s Annual Work Program for 2004 was approved by the Competent Body for both oilfields. The Annual Work Program for 2005 will be determined in October 2004 and finalised with the Competent Body in November 2004;

	-	Provide professional training to the personnel employed for the Subsurface Use Contract's operations. A budget of $10,000 has been allocated for this purpose;
	-	Contribute funds to Atyrau region for social programs and programs for infrastructure development. It was agreed to defer this to the end of 2004;
-

Develop the Business, Property and Liability Risk Insurance Program and to submit it for approval to the Competent Body. The Partnership has appointed AIG as its Insurance Underwriter but as at the date of these financial statements the Business, Property and Liability Risk Insurance Program has not yet been submitted to the Competent Body;

	-	The Partnership also agreed to submit to the Competent Body quarterly reports on the activities in the license area; and
	-	Establish and make contributions to the Liquidation Fund. As at the date of these financial statements, this has not yet been done.

As at August 9, 2004, the Management is continuing remediation of these deficiencies of the Subsurface Use Contracts. While some of these deficiencies have been cleared, the Company continues to work with the Competent Body on resolving the remaining deficiencies.

b)

Investment commitments – In accordance with the Subsurface Use Contracts, the Partnership is obliged to invest a minimum of $53,900,000 over the period covered by the Subsurface Use Contracts. The Subsurface Use Contract # 1076 dated December 28, 2002 establishes the exploration phase as 6 years from 2003 to 2008. The Subsurface Use Contract # 1077 dated December 28, 2002 establishes the exploration phase as 5 years from 2003 to 2007 and the production phase as 20 years from 2008 to 2028.

c)

Commitment to reimburse historical costs of the Government – In accordance with the Subsurface Use Contract, the Partnership is obliged to reimburse to the Government for historical costs incurred at the expense of the Government on the Atyrau oilfield. The total amount reimbursable is $22,507,380. From this amount, $112,537 was paid to the Government in 2003. The remaining amount of $22,394,843 is expected to be settled according to a payment schedule to be agreed between the Partnership and the Government not later than 120 days after approval of the hydrocarbon reserves. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Partnership in respect of the remaining amount of $22,394,843. No approval of the hydrocarbon reserves has been applied for or received as at June 30, 2004 and December 31, 2003 and so no provision in respect of the remaining amount has been made in these financial statements.

d)

Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Partnership is obliged to pay to the Government a commercial discovery bonus in the amount of 0.1% of the value of approved recoverable reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Partnership in respect of the commercial discovery bonus. No approval of the hydrocarbon reserves has been applied for or received as at June 30, 2004 and December 31, 2003 and so no provision in respect of the commercial discovery bonus has been made in these financial statements.

e)

Commitment to sell produced oil in the Republic of Kazakhstan – In accordance with the Subsurface Use Contracts and Decree # 1172 of the Government of Republic of Kazakhstan dated August 2, 2000, the Partnership is obliged to sell 100% of oil produced during the exploration phase, and 20% of oil produced during the production phase to oil refineries located in the Republic of Kazakhstan.

f)

Commitment to create liquidation fund – In accordance with the Subsurface Use Contracts, the Partnership is obliged to establish a liquidation fund to finance the liquidation of the consequences of its oil and gas operations in the amount of 1% of total amount of investments during the period covered by the Subsurface Use Contracts, which shall be made to the special deposit account in any bank in the Republic of Kazakhstan. The Partnership is also obliged to obtain Government approval of the program on liquidation of consequences of its operations under the Subsurface Use Contracts, including a budget of liquidation costs, not later than 360 days before the expiration of the Subsurface Use Contracts.

Had the Partnership accrued a liquidation fund according to the Subsurface Use Contracts, the undiscounted provision as at June 30, 2004 would have been approximately $539,000 (December 31, 2003 - $Nil).

g)

Insurance commitments – In accordance with the Subsurface Use Contracts, the Partnership is obliged to develop the Business, Property and Liability Risk Insurance Program and submit it for approval to the Competent Body.

17.

STOCKHOLDERS’ EQUITY

On March 9, 2004, the Company solicited votes from selected stockholders of record and received an affirmative vote of 51% to approve an increase in the number of the Company’s authorized shares of common stock from 50,000,000 to 150,000,000, par value $0.001 per share.  On April 20, 2004, the Nevada Secretary of State processed the Company’s Certificate of Amendment to adjust the Company’s authorized share capital to 150,000,000. [

On January 26, 2004, the Company issued 100,000 restricted common shares in connection with a private placement conducted in late 2003 for proceeds to $25,000.

On January 12, 2004, the Company completed the acquisition of 100% of the issued and outstanding share capital of BSEK.  The Company issued 8,000,000 common shares at a deemed price of $0.286 per share, being the trading price of the Company’s shares at the date of announcing the transaction, for total consideration including transaction costs of $2,288,000 as described in Note 5.

On February 11, 2004 we issued 66,666 shares for proceeds of $3,333 on the exercise of non-employee options. As part of the exercise agreement, the remaining 33,334 unvested options outstanding to the option holder were cancelled and returned to the stock option plan.

On April 3, 2004, Canaccord Capital (Europe) Limited exercised a warrant for 299,716 shares for proceeds of $74,929.

On April 12, 2004, the Company issued 299,716 common shares to Canaccord Capital (Europe) Limited for total proceeds of $74,929 in connection with a warrant issued on April 3, 2002.  The warrant was for a total of 299,716 common shares with an exercise price of $0.25.

On May 7, 2004, the Company closed on the first tranche of a private placement and issued 13,483,750 shares for gross proceeds of $6,741,875.  The private placements were expressly subject to BSEA closing on the acquisition of Vector.  Costs associated with this private placement included a finders fee equal to 6% of the gross proceeds received by the Company and warrants to be issued to the finders that equal 6% of the shares issued under the private placement totaling to $280,157 of share issuance costs.

18.

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

In March 2004, FASB issued an Exposure Draft “Share-Based Payment”.  This Exposure Draft proposes to revoke the alternative of accounting for employee stock based compensation under the intrinsic value method. As the Company is currently using the provision under SFAS 123 that allow the use of the intrinsic method of accounting for share-based payments, it is anticipated that the adoption of this Exposure Draft may have a material impact on the Company’s results of operations or financial position. However, at this time the Exposure Draft has neither been accepted nor rejected by the FASB. If adopted the application of this policy is expected to be for fiscal years beginning after December 2004.

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

The Financial Accounting Standards Board ("FASB") is currently evaluating an issue involving the classification of mineral rights. In June 2001, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. We believe the treatment of such mineral rights as tangible assets under the successful efforts cost method of accounting for oil and gas properties is appropriate. An issue has been raised regarding whether these mineral rights should be classified as tangible or intangible assets.  FASB has recently issued proposed FASB Staff Position ("FSP") No. 142-b, "Application of FASB Statement 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities," which supports our current accounting treatment of mineral rights. This FSP is expected to be finalized and issued later this year.

19.

SUBSEQUENT EVENTS

On July 7, 2004, the Company closed a private placement and issued 2,616,250 shares at $0.50 per share for gross proceeds of $1,308,125.  In connection with the private placement, the Company issued warrants exercisable to acquire 491,315 common shares at $0.50 per share partial payment of commissions. These warrants expire on January 6, 2006.

On August 2, 2004, KoZhaN completed a Letter of Intent with BT-Oil LLP, a Kazakhstan limited liability partnership.  Under the terms of the Letter of Intent, KoZhaN will provide to BT-Oil up to a 45% interest of its interest in the Morskoe field, the right to market the oil production, a payment of $150,000 to cover well costs and financing of 50% of the drilling works exceeding $700,000.  In return, BT-Oil will construct and maintain the bridge and road to Well #10, finance 100% of the drilling works costs up to $700,000 and finance 50% of drilling works costs exceeding $700,000.

On August 6, 2004, KoZhaN entered into a drilling contract with Precaspiburneft-Kazakhstan LLP under which Precaspiburneft-Kazakhstan will construct and drill one exploration well on the Morskoe field and shall have the option to construct and drill two additional wells.  The cost for the first well is estimated, in the contract, at approximately $627,391.

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

The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated financial statements included in this report.  We have derived the statements of operations data and the information as at June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 from unaudited condensed consolidated financial statements.

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	THREE MONTH PERIOD ENDED JUNE 30, 2004	THREE MONTH PERIOD ENDED JUNE 30, 2003	SIX MONTH PERIOD ENDED JUNE 30, 2004	SIX MONTH PERIOD ENDED JUNE 30, 2003	PERIOD FROM FEBRUARY 1, 2000 TO JUNE 30, 2004
Sales	$33,185	$48,530	$64,548	$93,734	$411,397
Net loss	$937,355	$506,093	$1,744,314	$886,953	$23,738,782
Basic and diluted (loss) per share	($0.02)	($0.02)	($0.04)	($0.04)	-
Basic and diluted weighted average common shares outstanding	41,615,500	22,513,801	43,234,825	22,513,801	-

Balance Sheet Data:

	June 30, 2004	December 31, 2003
Cash and cash equivalents	$664,106	$1,068,451
Working capital	($1,723,482)	$2,241,254
Total assets	$19,866,118	$2,790,706
Total stockholders’ equity	$10,166,455	$2,528,393

NATURE OF OPERATIONS

On January 12, 2004, we completed the acquisition of a 90% interest in KoZhaN LLP through our 100% owned subsidiary BSEK.  On May 11, 2004, we, through our 75% owned subsidiary, BSEA, completed the acquisition of 100% of the issued and outstanding charter capital of Vector.  We intend to direct the majority of future capital investment to oil and gas exploration within the acquired properties.  We are also seeking other international oil and gas opportunities.  We also plan to maintain our existing Internet operations in China.

RESULTS OF OPERATIONS

Revenues

On a consolidated basis, we earned revenues of $33,185 for the three months ended June 30, 2004 (2003 – $48,530) and $65,548 (2003 - $93,734) for the six months ended June 30, 2004.  The following discussion provides a breakdown of revenue within our corporate structure.

China Energy Ventures Corp.

For the three and months ended June 30, 2004 and 2003, China Energy Ventures Corp. did not earn revenues. We have added oil and gas properties through the acquisition of BSEK and Vector, however these properties are currently undeveloped and consequently did not provide revenue during the period.

China Energy Ventures Corp. earned revenues through its subsidiary Chengdu Big Sky Technology Services Ltd.

Chengdu Big Sky Technology Services Ltd.

Chengdu Big Sky Network Technology Services Ltd., a wholly owned subsidiary, referred to as Chengdu Technology Services, commenced operations in October 2001 and had 226 corporate subscribers and 121 residential subscribers connected at June 30, 2004  (166 corporate subscribers and 99 residential subscribers at June 30, 2003). Chengdu Technology Services recorded gross sales of $33,185 in the second quarter of 2004 and $48,530 in the second quarter of 2003.  For the six months ended June 30, 2004 gross sales of $64,548 (2003 - $93,734) were earned.  During the three and six month period we lost some larger subscribers while gaining smaller subscribers and were unable to reduce the amount of bandwidth we had purchased. Management is currently re-aligning the costs structure to meet the lower revenue base in these operations. If the operation becomes cash flow positive, we anticipate it will re-invest its after tax income, if any, in related business opportunities in China. We do not anticipate Chengdu Technology Services will pay any dividends in the foreseeable future.

Expenses

During the three months ended June 30, 2004 and 2003, we incurred operating expenses of $880,380 and $398,836 respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	THREE MONTH PERIOD ENDED JUNE 30, 2004	THREE MONTH PERIOD ENDED JUNE 30, 2003	SIX MONTH PERIOD ENDED JUNE 30, 2004	SIX MONTH PERIOD ENDED JUNE 30, 2003	PERIOD FROM FEBRUARY 1, 2000 TO JUNE 30, 2004
Calgary Office Costs	$398,915	$133,054	$584,634	$234,794	$3,960,739
Beijing Office Costs	$162,115	$105,000	$317,347	$210,000	$2,542,996
Big Sky Technology Services	$18,198	$20,490	$42,849	$73,555	$314,493
Big Sky Energy Kazakhstan	$296,725	$-	$368,763	$-	$368,763
Big Sky Energy Atyrau	$26,322	$-	$26,322	$-	$26,322
Professional Services	$28,606	$44,605	$103,744	$47,870	$2,068,210
Investor Relations	$64,574	$5,664	$126,607	$5,664	$1,296,696
Non Cash Compensation	($177,541)	$171,646	$14,179	$258,049	$2,481,137
Extinguishment of debt	$-	$-	$-	$-	($1,422,225)
Miscellaneous	$-	$-	$-	$-	$212,114
TOTAL	$817,914	$480,459	$1,584,446	$829,932	$11,849,245

Calgary office expense includes the costs of executive management and administrative consultants, rent, insurance, travel, and general office costs associated with maintaining a business office in North America.  For the three months and six months ended June 30, 2004, Calgary office costs have increased 67% and 60% over the same periods in 2003 due to additional consulting costs relating to the acquisition of Vector, BSEK and the concluding of a private placement.

Beijing office costs include the costs of maintaining business operations and our principal business office in China. In the three and six months ended June 30, 2004, Beijing office costs have increased 35% and 34% over the same periods in 2003. This reflects higher consultant fees in connection with negotiations with Chinese national oil companies regarding potential farm-out agreements.

Big Sky Energy Kazakhstan Ltd. expenses include the costs of ramping up and operating the KoZhaN office and work on the road to our first well in the Morskoe field. As our acquisition of BSEK and KoZhaN took place on January 12, 2004, the bulk of ramping up and work on building the road took place in the second quarter.  The operating expenses included such items as travel of our staff to set up the KoZhaN office in Almaty, consulting contracts in connection with the evaluating of seismic information and future drilling prospects, and legal advise on potential acquisitions and other general legal services.

Professional services include accounting, audit and legal advisory costs.  Professional costs have decreased in the second quarter, but increased overall in the first half of 2004 compared to the same periods in 2003.  The overall increase in professional services in the first half of 2004 was due to the compiling and filing of registration statements on Form SB-2 which were filed with the U.S. Securities and Exchange Commission.

We record the fluctuations in the fair value of certain unexercised stock options as a deferred compensation asset (reported as a reduction of stockholders’ equity on the balance sheet). This asset is amortized over the life of the stock options as non-cash compensation expense. The non-cash compensation expense (recovery) in the second quarter of 2004 was ($172,541) (2003 – $90,023) and $14,179 (2003 - $176,426) for the first half. The second quarter and first half recovery reflects a recovery of previously deferred compensation expenses of $503,500 and $636,000 respectively, and amortization of $325,958 and $650,180 of the deferred compensation asset.

Summary of Non-cash Compensation Expense for the three months ended June 30, 2004:

	Expense	Unamortized Deferred Compensation
Options
Options granted February 2, 2001	$-	$-
Options granted June 29, 2001	391	3,058
Options granted November 13, 2001	10,711	129,759
Options granted August 27, 2002	482	1,524
Options granted October 21, 2002	2,219	4,627
Options granted October 21, 2002	(195,011)	207,354
Options granted April 26, 2003	3,667	12,009
Total	($177,541)	$358,331

Losses

The Chengdu joint venture is accounted for on an equity basis.  The loss in the Chengdu joint venture was $29,027 for the three months ended June 30, 2004 (2003 - $46,035) and $87,845 for the six months ended June 30, 2004 (2003 - $86,248) and has not been recognized in the consolidated statement of operations as a result of the write down of the entire investment in the Chengdu joint venture in 2001.

The loss per share for the three months ended June 30, 2004 was $0.02 (2003 - $0.02) and $0.04 (2003 - $0.04) for the six months ended June 30, 2003.

Since we are in the development stage, all losses accumulated since inception are considered as part of our development stage activities.

CAPITAL EXPENDITURES AND INVESTMENTS

China Energy Ventures Corp.

In 2003, we decided to redirect our efforts towards the exploration and exploitation of oil and gas in selected countries.  Our objective is to find fields with proven reserves that require some enhanced recovery, workover, additional drilling or stimulation, and that have an exploration upside, located near infrastructure and markets, in countries with favorable fiscal and tax regimes and well developed commercial laws, including adequate environmental regulations.  We determined that Kazakhstan was one such country that meets these criteria and commenced efforts to locate acquisition opportunities there.

During the first quarter, we successfully completed the acquisition of BSEK and its subsidiary,  KoZhaN, and in the second quarter, we successfully completed the acquisition of Vector.. These were important initial steps in our efforts to redirect our operations toward exploration and exploitation of oil and gas. We expect this new direction to bring increased value as the management team has much greater expertise and experience in the oil and gas business. We also acquired a royalty interest on the revenues of BSEK.

Material Commitments For Capital Expenditures

As a result of the acquisition of KoZhaN and Vector, we have acquired significant commitments for future capital expenditure. The majority or these commitments are not required to be settled until we are in the production phase, at which time we expect to have sufficient cash-flows from production to meet these commitments and will rely primarily on production cash-flows to meet future capital expenditures. If the future cash flows from production are insufficient to meet these commitments, we will likely have to rely on additional equity financing.

Certain commitments relating to KoZhaN require capital expenditure prior to the production phase. These include investment commitments of $14,000,000.  We anticipate we will be able to meet these capital costs through a number of financing alternatives. The investment commitment of $14,000,000 is required to be spent on capital in the Republic of Kazakhstan during the exploration phase, which is expected to last until approximately 2009.  We plan to finance this commitment through a combination of the sale of exploration related production and future equity financing.

Commercial discovery bonuses will be equal to 0.1% of the value of proved reserves if found.  We anticipate that any commercial discovery bonus will be small enough to be financed out of our working capital.

As a result of these commitments, the majority of our future capital expenditures are expected to be incurred in the oil and gas business.  We are forecasting capital expenditures of $1,500,000 in 2004 to develop the Morskoe field in Kazakhstan, including the licensing and drilling of one well, the installation of production facilities and related overhead. As of June 30, 2004, we had not incurred any of these expected costs.

Chengdu Big Sky Technology Services Ltd.

During the three and six months ended June 30, 2004, we advanced an additional $Nil (2003 - $Nil) and $10,000 (2003 - $Nil) in working capital to our Chengdu Technology Services. We have invested approximately $640,488 in equipment and working capital to date. We intend to add equipment and working capital based on an analysis of the potential return on investment from such equipment or working capital. Additional investments will be made based upon the potential for a short-term payback of such investment.  Future growth is anticipated to be funded primarily by revenues from services.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had cash and cash equivalents of $664,106 that were included in the working capital deficit of $1,723,482.  This compared to a working capital surplus of $2,241,254 at December 31, 2003.  The decrease largely reflects the working capital deficit acquired on the acquisition of BSEK and Vector that occurred during the six month period.  During the first half of 2004, we closed on the first tranche of a private placement and issued 13,483,750 shares for proceeds of $6,561,235 net of share issuance costs.  Subsequent to June 30, 2004, we closed the private placement raising an additional $1,308,125 by issuing an additional 2,616,250 shares.   Costs associated with both tranches of the private placement include a finders fee equal to 6% of the gross proceeds received by us and warrants to be issued to the finders that equal 6% of the shares issued under the private placement totaling to $280,157 of share issuance costs.  As well, Canaccord Capital (Europe) Limited exercised a warrant for 299,716 shares for proceeds of $74,929.  $4,430,000 of these funds was directed towards the purchase of Vector Energy and $570,000 was directed towards the acquisition of creditor’s rights from Lorgate Management Inc.

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

On February 11, 2004 we issued 66,666 shares for proceeds of $3,333 on the exercise of non-employee options. As part of the exercise agreement, the remaining 33,334 unvested options outstanding to the option holder were cancelled and returned to the stock option plan.  On June 24, 2004, the Nominating and Compensation Committee granted 100,000 options to a consultant.

On a consolidated basis, our minimum cash requirement for maintenance of operations, without conducting a drilling program or acquisitions of other potential fields, is estimated at approximately $200,000 per month.  With the acquisition of BSEK, Vector and our diversification into oil and natural gas exploration and production, we anticipate that we will be required to raise additional capital to fund future exploration and development programs or farm out some of our interest in various projects to third parties.  Such farm-outs would be intended to cover up to 100% of project costs in return for a percentage interest in the project. On August 2, 2004, we entered into a Letter of Intent with BT Oil LLP, a Kazakhstan construction company.  This Letter of Intent contemplates that BT Oil LLP will complete all road and lease construction and pay for the drilling of our first well on the Morskoe field in return for a 45% interest in our Morskoe field.  Management anticipates that the well will be spud by mid-September 2004 following the completion of lease construction. We intend to leverage our relationships with personnel at Chinese national oil companies to have them partner with us in these projects and to have them provide the initial funding to establish production at the selected oil and gas fields in Kazakhstan.  BTMeeting our future financing requirements will be dependent on our ability to develop oil and gas joint venture partnerships on favourable terms, our ability to access equity capital markets and, after achieving or acquiring sustainable production, credit facilities from institutional lenders. We may not be able to raise additional equity when required, or we may raise the equity on terms that are dilutive to existing shareholders. Should the Company be unable to meet its obligations under the Subsurface Use Contracts due to a lack of capital, the Competent Body has the right to terminate the contracts after giving the Company 90 days written notice.

Cash Requirements

The following aggregated information about our contractual obligations and other commitments aim to provide insight into our short and long-term liquidity and capital resource need and demands as at June 30, 2004.

		Exploration phase			Production phase
Time period	Total	Within 1 year	1 - 3 years	3 - 5 years	Over 5 years
Estimated dates		2004	2005 - 07	2008 - 09	2010	2010	2011	2012	2013 - 30
Production levels (tonnes of oil) (One barrel of oil equals approximately 7 tonnes)					4,000t	40,000t	150,000t	250,000t	Over 250,000t

Operating leases	$283,578	$ 86,958	$196,620	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
Historical costs (Owed to Kazkhstan Government)	11,424,278					182,012	182,012	700,948	10,359,306
Social sphere development liability (Astana and Atyrau)	3,030,000					151,500	151,500	151,500	2,575,500
Social development commitment (Astana and Atyrau)	1,389,000					69,450	69,450	69,450	1,180,650
Investment commitment (Including investment in local personnel)	122,900,000	1,500,000*	3,000,000*	9,500,000*		5,445,000	5,445,000	5,445,000	92,565,000
Liquidation fund (Obligations incurred to date)	40,000								40,000
Commercial production milestone payments	1,300,000				100,000	300,000	400,000	500,000	-

Total	140,366,856	1,586,958	3,196,620	9,500,000	100,000	6,147,962	6,247,962	6,866,898	106,720,456

* As disclosed in note 13 g) to the condensed consolidated financial statements, we are obliged to spend $14,000,000 during the exploration phase, which is expected to end in 2009. As we are entitled to make these payments at any point over the exploration period, the timing of payments presented in the table reflects management’s estimate as to when these expenditures will be incurred by us.

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

PLAN OF OPERATION

On a monthly basis, our minimum operating costs are approximately $150,000.  As of August 23, 2004, our management anticipates that we currently have sufficient working capital to fund our operations, without conducting a drilling program or acquisitions of other potential fields, through November 2004.

With the acquisition of BSEK, Vector and our diversification into oil and natural gas exploration and production, we anticipate that we will be required to raise additional capital to fund future exploration and development programs or farm-out some of our interest in various projects to third parties.  Such farm-outs would be intended to cover up to 100% of project costs in return for a percentage interest in the project. On August 2, 2004, we entered into a Letter of Intent with BT Oil LLP, a Kazakhstan construction company.  This Letter of Intent contemplates that BT-Oil LLP will complete all road and lease construction and pay for the drilling of our first well on the Morskoe field in return for a 45% interest in our Morskoe field.  Management anticipates that the well will be spud by mid-September 2004 following the completion of lease construction.

We intend to leverage our relationships with personnel at Chinese national oil companies to have them partner with us in these projects and to have them provide the initial funding to establish production at the selected oil and gas fields in Kazakhstan. Meeting our future financing requirements will be dependent on our ability to develop oil and gas joint venture partnerships on favourable terms, our ability to access equity capital markets and, after achieving or acquiring sustainable production, credit facilities from institutional lenders. We may not be able to raise additional equity when required, or we may raise the equity on terms that are dilutive to existing shareholders. Should the Company be unable to meet its obligations under the Subsurface Use Contracts due to a lack of capital, the Competent Body has the right to terminate the contracts after giving the Company 90 days written notice.

CRITICAL ACCOUNTING ESTIMATES

The accounting policies used in preparing the unaudited interim condensed consolidated financial are consistent with those used in the preparation of the 2003 annual condensed consolidated financial statements, except as disclosed in Note 3 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions.  The following is a summary of the newly adopted critical accounting estimates.

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

Based on these estimates, during the period we recorded a deferred tax liability due to a temporary difference that arose on the acquisition of BSEK and BSEA that could not be offset against our tax losses in other jurisdictions.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at June 30, 2004.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as at June 30, 2004, being the date of our most recently completed fiscal quarter.  This evaluation was carried our under the supervision and participation of Mr. Matthew Heysel, our Chief Executive Officer and Mr. Thomas Milne, our Chief Financial Officer.

Based upon the aforementioned evaluation, Mr. Heysel and Mr. Milne concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings.  There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

On July 6, 2004, we and our Chief Executive Officer, Matthew Heysel (collectively the “Plaintiffs”), filed for a Temporary Restraining Order and Preliminary Injunction Hearing in the Third Judicial District Court of the State of Utah, County of Salt Lake.  The Plaintiffs allege that Mr. Louis Wang, a former director of one of China Energy Ventures Corp.’s wholly-owned subsidiaries, (the “Defendant”) entered into a Resolution, which constituted a “lock-up” agreement in connection with Mr. Wang’s shares of China Energy Ventures Corp.  Under the terms of the “lock-up” agreement, Mr. Wang agreed not to sell, assign or encumber his shares of China Energy Ventures Corp. until December 1, 2006.  Mr. Wang has made attempts to remove the restrictive legend from his shares and asserts that his stock is not bound by the “lock-up” agreement.  The Court in this matter issued a temporary restraining order enjoining Lu Wang and our transfer agent from attempting to sell, assign or encumber any of the 810,000 shares of common stock held in Mr. Wang’s name.  A hearing on the preliminary injunction was held on July 19, 2004, and was continued through to July 26, 2004. At the July 26, 2004 hearing, the Temporary Restraining Order was continued and a preliminary injunction was granted enforcing the terms of the “lock-up” agreement.

We are subject to potential litigation in the normal course of operations.  There are no claims currently pending that we consider would materially affect our operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

a)  Sales of Unregistered Securities

Regulation S Issuances

On April 12, 2004, we issued 299,716 common shares to Canaccord Capital (Europe) Limited in connection with a warrant issued on April 3, 2002.  The warrant was for a total of 299,716 common shares with an exercise price of $0.25. These securities were issued to a non-U.S. entity outside the United States.

On May 13, 2004, we issued 5,483,750 shares to accredited investors at $0.50 per share for gross proceeds of $$2,741,875.  These securities were issued to non-U.S. persons outside the United States.

On May 28, 2004, we issued warrants exercisable to acquire 69,000 common shares at $0.50 per share to Credifinance Securities Limited as part of their commission in assisting us raise funds through a private placement.  These warrants expire on May 18, 2007.

On June 24, 2004, we granted options exercisable to acquire 100,000 common shares to a consultant.  These options were priced at the fair market value on the date of grant with an exercise price of $0.56 per share.  One-third of the options vested immediately upon issuance with one-third vesting one year from the date of grant and the last third vesting two years from the date of grant.  All unexercised options expire on June 24, 2009.

On July 6, 2004, we issued warrants exerciseable to acquire 491,315 common shares at $0.50 per share to Camp Kuriakos, Wolverton Securities and Canaccord International Ltd. as part of their commission in assisting us raise funds through a private placement.  These warrants expire on January 6, 2006.

On July 7, 2004, we issued 2,616,250 shares to accredited investors at $0.50 per share for gross proceeds of $1,308,125.  These securities were issued to non-U.S. persons outside the United States.

Except as noted below, each of the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and we are required to refuse to register any transfer that does not comply with such requirements.

Regulation D Issuances

On May 13, 2004, we issued 8,000,000 shares to accredited investors at $0.50 per share for gross proceeds of $$4,000,000.  Such investors subscribed for a total of 8,000,000 shares at a price of $0.50 per share or total proceeds of $4,000,000. These issuances of shares were exempt from registration pursuant to Rule 506 of Regulation D. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

b)  Use of Proceeds from Sales of Registered Securities

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation of the Company consisting of the Articles of Incorporation filed with the Secretary of the State of Nevada on February 9, 1993
3.2 (5)	Certificate of Amendment to Articles of Incorporation of Institute For Counseling, Inc. filed with the Secretary of the State of Nevada on March 22, 2000
3.3 (3)	Certificate of Amendment to Articles of Incorporation of Institute For Counseling, Inc. filed with the Secretary of the State of Nevada on April 14, 2000
3.4 (1)	By-Laws of the Company, dated November 9, 1993
3.5 (14)	Amended and Restated By-Laws of the Company, dated August 8, 2001

3.6 (25)	Certificate of Amendment to Articles of Incorporation of China Broadband Corp. filed with the Secretary of State of Nevada on December 29, 2003
3.7 (25)	Certificate of Amendment to Articles of Incorporation of China Energy Ventures Corp. filed with the Secretary of State of Nevada on April 9, 2004
10.1(2)	Purchase Agreement for the Acquisition of China Broadband (BVI) Corp. among Institute For Counseling, Inc. and China Broadband (BVI) Corp.
10.2 (2)	Cooperative Joint Venture Contract For Shenzhen China Merchants Big Sky Network Ltd.
10.3 (4)	Common Stock Purchase Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd.
10.4 (4)

Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd. and Matthew Heysel, for himself and as attorney-in-fact for Daming Yang, Kai Yang, Wei Yang, Jeff Xue, Donghe Xue, Lu Wang, Wallace Nesbitt and Western Capital Corp.

10.5 (4)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang.
10.6 (5)	Cooperative Joint Venture Contract For Sichuan Huayu Big Sky Network Ltd. dated July 8, 2000
10.7 (5)	Strategic Partnership Agreement Between Chengdu Huayu Information Industry Co., Ltd. and Big Sky Network Canada Ltd.
10.8 (5)	Cooperative Joint Venture Contract For Deyang Guangshi Big Sky Ltd. dated November 25, 2000
10.9 (5)	Consulting Agreement between the Company and MH Financial Management for the services of Matthew Heysel
10.10 (5)	China Broadband Stock Option Plan
10.11 (5)	Form of Stock Option Agreement
10.12 (5)	Form of Restricted Stock Purchase Agreement
10.13 (5)	Letter Agreement dated July 25, 2000 by and between China Broadband Corp. and Canaccord International Ltd.
10.14 (5)	Joint Development Agreement of City-Wide-Area High Speed Broadband and Data Transmission Services Networks of China Between Big Sky Network Canada Ltd. and Jitong Network Communications Co. Ltd.
10.15 (5)	Consulting Agreement between the Company and Daming Yang
10.16 (5)	Consulting Agreement between the Company and Precise Details Inc. for the services of Thomas Milne
10.17 (8)	Agreement to the Establishment of Cooperation Joint Venture between Big Sky Network Canada Ltd. and Zhuhai Cable Television Station, dated May 27, 1999
10.18 (8)	Letter of Intent, dated March 1, 2000, between Big Sky Network Canada Ltd. and Dalian Metropolitan Area Network Center
10.19 (8)	Letter of Intent, dated November 8, 2000, between Big Sky Network Canada Ltd. and Hunan Provincial Television and Broadcast Media Co. Ltd.
10.20 (8)	Preliminary Agreement to Form a Contractual Joint Venture, dated March 8, 2001 between Big Sky Network Canada Ltd. and Changsha Guang Da Television
10.21 (6)	Purchase and Licence Agreement, dated September 28, 2000, between China Broadband Corp. and Nortel Networks Limited
10.22 (6)	Amendment, dated January 1, 2001, to the Purchase and Licence Agreement between China Broadband Corp. and Nortel Networks Limited
10.23 (8)	Consulting Agreement, dated December 22, 2000, between China Broadband Corp and Barry L. Mackie
10.24 (8)	Consulting Agreement, dated October 1, 2000, between China Broadband Corp and Richard Lam
10.25 (8)	Consulting Agreement, dated October 1, 2000, between China Broadband Corp and Ping Chang Yung
10.26 (8)	Consulting Agreement, dated October 1, 2000, between China Broadband Corp and YungPC AP
10.27 (7)	Common Stock Purchase Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd.
10.28 (7)

Termination Agreement dated September 29, 2000, among SoftNet  Systems,  Inc., China Broadband Corp., Big Sky Network Canada Ltd. and Matthew  Heysel,  for himself and as attorney-in-fact  for Daming Yang, Kai Yang, Wei Yang, Jeff Xue, Donghe Xue, Lu Wang, Wallace Nesbitt and Western Capital Corp.

10.29 (7)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang
10.30 (12)	Letter of Intent dated June 1, 2001 between Big Sky Network Canada Ltd. and Shanghai Min Hang Cable Television Center
10.31 (12)	Memorandum of Understanding dated June 18, 2001 between Big Sky Network Canada Ltd. and Beijing Gehua Cable TV Networks Co., Ltd.
10.32 (12)	Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing Branch of Ji Tong Network Communications Co., Ltd.
10.33 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Precise Details Inc.
10.34 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and M.H. Financial Management Ltd.
10.35 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Daming Yang
10.36 (12)	Indemnity Agreement dated June 29, 2001 between China Broadband Corp. and Matthew Heysel
10.37 (13)	Memorandum of Understanding between Big Sky Network Canada Ltd. and Fujian Provincial Radio and Television Network Co. Ltd. dated July 10, 2001
10.38 (14)	Note Cancellation Agreement between China Broadband Corp. and Canaccord International Ltd.
10.39 (15)	Consulting Agreement, dated July 1, 2001, between China Broadband Corp and Barry L. Mackie
10.40 (15)	Memorandum of Understanding between Chengdu Big Sky Network Technology Services Ltd. and Jitong Network Communications Co. dated October 15, 2001
10.41 (15)	Consulting Agreement, dated April 1, 2001 between China Broadband Corp. and Richard Lam
10.42 (17)	Joint Project Contract between the Chong Qing Branch of Jitong Network Communications Co. Ltd. and Chengdu Big Sky Network Technology Services Ltd. dated October 31, 2001
10.43 (17)	Alternative Compensation Plan
10.44 (17)	Fee Arrangement Agreement dated January 28, 2002, between China Broadband Corp. and Michael Morrison
10.45 (18)	Agency Agreement between China Broadband Corp. and Canaccord Capital (Europe) Limited dated March 13, 2002
10.46 (19)	Agreement of Cooperative Rights & Interests Assignment between Big Sky Network Canada Ltd. and Winsco International Limited dated September 13, 2002 – English Translation
10.47 (21)	Share Exchange Agreement, dated October 27, 2003, between China Broadband Corp., Big Sky Energy Kazakhstan Ltd. and its shareholders.
10.48 (22)	Consulting Agreement dated January 15, 2004, between China Energy Ventures Corp. and Richard Lam
10.49 (22)	Consulting Agreement dated January 15, 2004, between China Energy Ventures Corp. and Daming Yang
10.50 (22)	Consulting Agreement dated January 15, 2004, between China Energy Ventures Corp. and M.H. Financial Management Ltd.
10.51 (22)	Consulting Agreement dated January 1, 2004, between China Energy Ventures Corp. and Wei Yang
10.52 (22)	Share Purchase Agreement dated October 7, 2003 between Big Sky Energy Kazakhstan Ltd. and Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd. – English Translation
10.53 (22)	Frame Agreement of Jointly Cooperation dated November 6, 2003 between Big Sky Energy Kazakhstan Ltd. and Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd. – English Translation
10.54 (22)	Escrow Agreement dated January 30, 2004 between Big Sky Energy Kazakhstan Ltd., Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd. and W. Scott Lawler
10.55 (23)	Asset Purchase Agreement dated February 27, 2004 between IbrizOil Inc. and China Energy Ventures Corp.
10.56 (23)	Contract for exploration and production of hydrocarbons at Dauletaly Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan
10.57 (23)	Contract for exploration and production of hydrocarbons at Karatal Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan
10.58 (23)	Contract for exploration and production of hydrocarbons at Morskoe Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan
10.59 (23)	Audit Committee Charter, amended November 12, 2003
10.60 (24)	Sale and Purchase Agreement between Big Sky Energy Atyrau Ltd., Batys Petroleum LLP and Glushich Victor Petrovich dated April 10, 2004

10.61 (24)	Amendment Agreement No. 1 to the Sale and Purchase Agreement Dated April 10, 2004 between Big Sky Energy Atyrau Ltd., Batys Petroleum LLP and Glushich Victor Petrovich dated April 12, 2004
10.62 (24)	Agreement for Assignment of the Creditor’s Rights between Vector Energy West LLP, Lorgate Management Inc. and Big Sky Energy Atyrau Ltd. dated April 10, 2004
10.63 (26)	Contract on prospecting of hydrocarbons at Atyrau Field dated December 28, 2002 between Vector Energy West LLP and the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan
10.64 (26)

Contract on prospecting and production of hydrocarbons at Liman-2 Field dated December 28, 2002 between Vector Energy West LLP and the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan

10.65	Drilling Contract No. KOZ/CON/001/04 dated August 16, 2004 between KoZhaN LLP and Precaspiburneft-Kazakhstan LLP
14 (23)	Code of Business Conduct and Ethics
16.1 (9)	Change in Auditor Letter of Amisano Hanson
16.2 (10)	Change in Auditor Letter of Arthur Anderson LLP
21.1 (26)	List of subsidiaries of registrant
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1)	Previously filed on Form 10-SB on December 2, 1999.
(2)	Previously filed on Form 8-K filed on April 28, 2000.
(3)	Previously filed on Form 10-KSB on July 11, 2000.
(4)	Previously filed on Form 8-K filed on September 29, 2000.
(5)	Previously filed on Form S-1 filed on December 6, 2000.
(6)	Previously filed on Form 10-QSB on March 15, 2001.
(7)	Previously filed on Form 8-K/A on December 12, 2000.
(8)	Previously filed on Form 10-KSB on March 28, 2001.
(9)	Previously filed on Form 8K on August 25, 2000.
(10)	Previously filed on Form 8K on September 26, 2000.
(11)	Previously filed on Form S-1, Amendment No. 1 on April 6, 2001.
(12)	Previously filed on Form S-1, Amendment No. 3 on July 2, 2001.
(13)	Previously filed on Form S-1, Amendment No. 4 on July 27, 2001.
(14)	Previously filed on Form S-1, Amendment No. 5 on August 10, 2001.
(15)	Previously filed on Form S-1, Amendment No. 7 on October 25, 2001.
(16)	Previously filed on Form 10-QSB on November 14, 2001.
(17)	Previously filed on Form 10-KSB on April 1, 2002.
(18)	Previously filed on Form S-1 on April 12, 2002.
(19)	Previously filed on Form 8-K/Amendment No. 1 on October 30 2002.
(20)	Previously filed on Form 10-KSB on April 16, 2003.
(21)	Previously filed on Form 8-K on October 31, 2003.
(22)	Previously filed on Form SB-2 on February 19, 2004.
(23)	Previously filed on Form 10-KSB on March 30, 2004.
(24)	Previously filed on Form 8-K on May 18, 2004.
(25)	Previously filed on Form 10-QSB on May 21, 2004.
(26)	Previously filed on Form SB-2 on July 27, 2004.

b) Reports on Form 8-K.

i.

Form 8-K filed May 18, 2004 reporting the approval by the Company’s board of directors of commencement of a private placement of up to 30,000,000 shares of common stock at a price of $0.50 and the closing of the first tranche of said private placement, the completion of the acquisition of Vector Energy West LLP and the completion of an Agreement for Assignment of Creditor’s Rights as part of the Vector Energy West LLP acquisition.

ii.	Form 8-K filed July 6, 2004 reporting the closing of the Company’s private placement raising $8,050,000.
iii.

Amended Form 8-K filed August 6, 2004 to report the financial statements of Vector Energy West LLP, as well as the Pro Forma unaudited condensed consolidated financial statements of China Energy Ventures Corp. in connection with the acquisition of Vector Energy West LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Energy Ventures Corp.
Date: August 23, 2004	By:	/s/ MATTHEW HEYSEL Name: Matthew Heysel Title: Chief Executive Officer (Principal Executive Officer)
Date: August 23, 2004	By:	/s/ THOMAS MILNE Name: Thomas Milne Title: Chief Financial Officer (Principal Accounting Officer)