Form 10QSB
period 2004-09-30
CHINA ENERGY VENTURES CORP
filed 2004-11-15
CIK 1075247

UNITED STATES

SECURITIES AND1 EXCHANGE COMMISSION

Washington, D.C.   20549

_________________________

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________.

Commission file number 000-28345

China Energy Ventures Corp.

  (Exact name of small business issuer as specified in its charter)

NEVADA	72-1381282
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Unit 1003, W2, Oriental Plaza, #1 East Chang An Avenue, Dong Chen District, Beijing, China 100738
(Address of principal place of business or intended principal place of business)

86-10-6499-1255
 (Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    Ö       No

The number of outstanding common shares, with $0.001 par value, of the registrant at September 30, 2004 was 58,784,460 and 58,784,460 on November ??, 2004.

Transitional Small Business Disclosure Format (check one): Yes           No     Ö

China Energy Ventures Corp.

INDEX TO THE FORM 10-QSB

For the quarterly period ended June 30, 2004

PART I

ITEM 1.  FINANCIAL STATEMENTS

CHINA ENERGY VENTURES CORP.
(a Development Stage Enterprise)
Condensed Consolidated Balance Sheets (unaudited)
(Expressed in United States Dollars)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT
Cash and cash equivalents	$ 653,211	$ 1,068,451
Restricted cash	63,040	30,000
Advances to related parties	-	1,154,941
Interest and other receivables	239,375	87,158
Prepaid expenses	474,823	163,017
	1,430,449	2,503,567
LONG-TERM
Long-term advances	358,205
Property and equipment (Note 6)	391,047	287,139
Oil and gas properties (Note 5, 7)	19,181,146	-
	21,360,847	2,790,706
LIABILITIES
CURRENT
Obligations for social sphere development (Note 8)	1,214,523	-
Obligations for professional training of personnel (Note 9)	162,331	-
Obligations for acquisition of the right for geological information use (Note 10)	758,265	-
Accounts payable and accrued liabilities	450,437	262,313
Accounts payable to ABT LTD and short-term interest free loan from ABT LTD (Note 11)	998,915	-
Due to related parties (Note 12)	332,888	-
	3,917,359	262,313
LONG-TERM
Obligations for social sphere development (Note 8)	1,277,845	-
Obligations for professional training of personnel (Note 9)	298,998	-
Obligations for historical cost reimbursement (Note 13)	973,682	-
Asset retirement obligation (Note 14)	22,070	-
Deferred income tax liability (Note 15)	3,912,656	-
	10,402,610	262,313

COMMITMENTS AND CONTINGENCIES (NOTE 17)

STOCKHOLDERS' EQUITY
Common stock (Note 18)	117,203	89,516
$0.001 par value, shares authorized: 150,000,000;
shares issued and outstanding: 58,784,460 (December
31, 2003 – 31,096,603)
Additional paid in capital	38,102,401	26,840,474
Deferred compensation	(227,018)	(1,008,510)
Deficit accumulated during development stage	(27,034,349)	(23,393,087)
	10,958,237	2,528,393
	$ 21,360,847	$ 2,790,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENERGY VENTURES CORP.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations & Deficit (unaudited)
Expressed in United States Dollars
					Cumulative
					Period From
					Inception
	Three Months Ended		Nine Months Ended		February 1,
	September 30,		September 30,		2000 to
	2004	2003	2004	2003	September 30, 2004
REVENUE
Internet Services	$33,789	45,250	$98,337	138,984	$445,186
Technical consulting	--	--	--	--	208,333
Cost of Sales	(31,356)	(36,628)	(121,235)	(111,433)	(378,941)

GENERAL AND ADMINISTRATIVE EXPENSES
(including non-cash compensation of $346,313 for the three months ended September 30, 2004 (2003-$153,585) and $360,492 for the nine months ended September 30, 2004 (2003-$411,634))	(1,726,253)	(520,848)	(3,310,699)	(1,350,780)	(13,575,498)
AMORTIZATION	(43,381)	(38,308)	(136,907)	(119,998)	(3,540,287)
ACCRETION	(95,384)	--	(131,537)	--	(131,537)
IMPAIRMENT OF ASSETS	--	--	--	--	(8,628,623)
	(1,862,585)	(550,534)	(3,602,041)	(1,443,227)	(25,601,367)

LOSS IN BIG SKY NETWORK CANADA LTD.	--	--	--	--	(181,471)
LOSS IN SHEKOU JOINT VENTURE	--	--	--	--	(609,607)
LOSS IN CHENGDU JOINT VENTURE (Note 4)	--	--	--	--	(1,141,793)
GAIN ON SALE OF SHEKOU	--	--	--	--	125,798
FOREIGN EXCHANGE GAIN (LOSS)	(34,377)	--	(41,470)	--	(41,470)
INTEREST INCOME	14	1,238	2,249	6,978	415,561

NET LOSS	(1,896,948)	(549,296)	(3,641,262)	(1,436,249)	(27,034,349)

DEFICIT, BEGINNING OF PERIOD	(25,137,401)	(21,150,278)	(23,393,087)	(20,263,325)	--

DEFICIT, END OF PERIOD	$(27,034,349)	(21,699,574)	$(27,034,349)	(21,699,574)	$(27,034,349)

LOSS PER SHARE
Basic and diluted	$(0.03)	(0.02)	$(0.08)	(0.06)

SHARES USED IN COMPUTATION
Basic and diluted	56,439,052	22,773,563	47,668,361	22,601,340

CHINA ENERGY VENTURES CORP. (a Development Stage Enterprise) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (Expressed in United States Dollars)
					Deficit
					Accumulated
			Additional		during the	Total
	Common Stock		Paid-in	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$

Balance,	1,509,850	59,971	-	-	-	59,971
February 1, 2000

Issue of common stock
for the outstanding
Shares of China
Broadband (BVI)
Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
Agreements at $0.20
per share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
Agreements at $1.00
per share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreement at $7.50 per
Share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105

Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative
Compensation Plan	-	-	163,463	-	-	163,463

Issuance of common
stock to settle legal
fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25
per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)

Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation	-	-	-	1,541,174	-	1,541,174

Deferred compensation	-	-	2,016,920	(2,016,920)	-	-

Alternative
Compensation Plan	682,802	683	(683)	-	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	7,900,000	7,900	1,916,232	-	-	1,924,132

Net loss	-	-	-	-	(3,129,762)	(3,129,762)

Balance,
December 31, 2003	31,096,603	89,516	26,840,474	(1,008,510)	(23,393,087)	2,528,393

Amortization of deferred
compensation	-	-	-	360,492	-	360,492

Deferred compensation
expense (recovery)	-	-	(421,000)	421,000	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	100,000	100	24,900	-	-	25,000

Stock issued pursuant to
private placement
agreements at $0.50
per share	18,540,000	18,540	8,863,152	-	-	8,881,692

Stock issued pursuant to
purchase of BSEK	8,000,000	8,000	2,280,000	-	-	2,288,000

Stock issued pursuant to
acquisition of BSEK
royalty interest	681,475	681	415,019	-	-	415,700

Options exercised	66,666	67	3,267	-	-	3,334

Warrants exercised	299,716	299	74,629	-	-	74,928

Net loss	-	-	-	-	(3,641,262)	(3,641,262)
Balance,
September 30, 2004	58,784,460	117,203	38,080,441	(227,018)	(27,034,349)	10,936,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENERGY VENTURES CORP.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (unaudited)
Expressed in United States Dollars
					Cumulative
					Period From
					Date of
					Inception
	Three Months Ended		Nine Months Ended		February 1,
	September 30,		September 30,		2000 to
	2004	2003	2004	2003	September 30, 2004
CASH FLOWS RELATED TO THE
FOLLOWING ACTIVITIES

OPERATIONS
Net loss	$(1,896,948)	(549,296)	$(3,641,262)	(1,436,249)	$(27,034,349)
Adjustment for:
Extinguishment of debt	--	--	21,924	--	(1,400,301)
Depreciation and amortization	43,381	38,308	136,907	119,998	3,540,287
Accretion	95,384	--	131,537	--	131,537
Foreign exchange gain	28,109	--	8,503	--	8,502
Impairment of assets	--	--	--	--	8,628,623
Loss in Big Sky Network Canada Ltd.	--	--	--	--	181,471
Loss in Shekou joint venture	--	--	--	--	609,607
Loss in Chengdu joint venture (Note 4)	--	--	--	--	1,141,793
Gain on sale of Shekou joint venture	--	--	--	--	(125,798)
Non-cash stock compensation (Note 16)	346,313	153,585	360,492	411,634	2,827,450
Issuance of Common Shares for settlement
of legal fees	--	--	--	--	21,062
Changes in operating assets and liabilities, net of the effect of acquisitions
Restricted cash	(33,040)	--	(33,040)	--	(63,040)
Interest and other receivable	(32,032)	(15,765)	(125,430)	92,220	(218,529)
Prepaid expenses	(590,658)	(15,413)	(663,292)	(57,938)	(826,309)
Accounts payable and accrued liabilities	(353,063)	(22,103)	(8,623)	(120,076)	(566,622)
	(2,392,554)	(410,684)	(3,936,713)	(990,411)	(13,144,616)
FINANCING
Issue of common stock for cash	2,493,253	--	9,373,262	--	23,990,055
Proceeds from short-term interest free loan from ABT LTD	200,000	--	200,000	--	200,000
Stock issuance costs	(150,836)	--	(366,348)	--	(552,873)
Repayment of advances for share subscriptions	--	--	(250,000)	--	(250,000)
Repayment of debt	--	--	(570,000)	--	(570,000)
	2,542,417	--	8,386,914	--	22,817,182

INVESTING
Oil and gas properties	(95,694)	--	(429,810)	--	(429,810)
Fixed asset additions	(34,931)	(2,295)	(237,241)	(3,429)	(939,937)
Advances (repayments) to related parties	(30,133)	--	(31,241)	--	(1,180,241)

Proceeds from the sale of the Shekou joint
venture (net of costs)	--	--	--	--	2,029,200
Investment in Chengdu joint venture	--	--	--	--	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	--	--	--	--	(2,395,828)
Acquisition of Big Sky Energy Kazakhstan Ltd.	--	--	339,353	--	(339,353)
Acquisition of Vector Energy West LLP, net of cash acquired	--	--	(4,506,502)	--	(4,506,502)
	(160,758)	(2,295)	(4,865,441)	(3,429)	(9,019,355)

NET DECREASE (INCREASE) IN CASH
AND CASH EQUIVALANTS	$(10,895)	(412,979)	$(415,240)	(993,840)	$653,211

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	664,106	1,137,312	1,068,451	1,718,173	--

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$653,211	724,333	$653,211	724,333	$653,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENERGY VENTURES CORP. (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

1.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by China Energy Ventures Corp. (the “Company”) without audit in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These financial statements are condensed and do not include all disclosures required for annual financial statements and accordingly, these financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.  Our consolidated financial statements for the year ended December 31, 2003 contained Note 2 on our need for additional financing and profitable operations to be able to continue as a going concern. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s condensed financial position at September 30, 2004 and the condensed consolidated results of operations and cash flows for the three and nine-month periods ended September 30, 2004 and 2003.

2.

NATURE OF OPERATIONS AND CONTINUING OPERATIONS

Late in 2003, the Company began a transition from its Internet service business in China, to become an international oil and gas exploration and production company. This began with the acquisition of KoZhaN LLP, described below, and continued with the acquisition of Vector Energy West LLP, also described below.  By acquiring such companies the Company gained a significant acreage position in the prolific pre-Caspian basin of western Kazakhstan located close to infrastructure and transportation.

In the fourth quarter, the Company spudded its first well, Morskoe # 10.. Our near term objectives include the drilling, completion and testing of Morskoe #10, followed by the drilling or working over of additional wells offsetting Morskoe #10, should we have positive test results.

We are also intent on farming out selected high risk exploration targets.  Initially, the Company focused its partnership initiatives on China’s major national oil and gas production and service companies and since has expanded its farm out discussions to include established multinational energy companies.

We believe that these activities will lead to a sustainable platform on which to build the Company in Kazakhstan. In addition to building a base in Kazakhstan, the Company is trying to secure additional licenses in other countries, using the diverse expertise of its officers and consultants.

The Company has raised over US$12 million in 2004. While access to the capital markets is always subjective, the current levels of energy prices support investor interest in financing new projects. The Company is basing its growth strategies on attaining a sustainable level of cash flow from low risk energy development of existing licenses while securing additional licenses subject to available financing on economic terms.

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

The Company through KoZhaN and Vector entered into Subsurface Use Contracts with the Government of the Republic of Kazakhstan (the “Government”) to explore for and produce hydrocarbons in the Morskoe, Karatal and Dauletaly blocks and the Atyrau and Liman-2 blocks, respectively, all located in the Atyrau region of western Kazakhstan (the “Subsurface Use Contracts”).

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

The Company encountered additional lease construction costs associated with the drilling of the Morskoe #10 well given its proximal location to the Caspian Sea.  As a result the Company decided to partner with a local civil construction firm to defray these expenses.

On October 12, 2004 KoZhaN signed a farm out Agreement which transfers 45% of the subsurface rights of the Morskoe license to ABT Limited LLP (ABT).  This transfer of rights is subject to the approval by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan. ABT, in turn, will pay for the cost of lease access and lease construction (Construction Works) and pay up to USD 650,000 towards the cost of drilling, completion and testing of Morskoe #10 well (Drilling Works).  KoZhaN will contribute USD 150,000 to the Drilling Works.  Both companies will equally share future costs associated with the development of the Morskoe license.

The Morskoe #10 well was spud October 28, 2004 after lease construction was completed.

The Company raised an additional $900,000 in equity subsequent to September 30, 2004, and has closed on an additional equity financing for $2 million.

Meeting the Company’s future financing requirements for all other projects will be dependent on the success of the Morskoe well and any follow up wells, with resulting cash flow from operations, its ability to develop further oil and gas joint venture partnerships on favourable terms, its ability to access equity capital markets and, after achieving or acquiring sustainable production, credit facilities from institutional lenders. The Company will maintain its exploration and development activities at sustainable levels. While there can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Company’s objective, or result in commercial success, management believes that it  has a well developed network of institutional investors who understand the risk of investing in exploration companies. The Company cannot assure you that it will be able to obtain sufficient capital, develop joint venture partnerships or achieve or acquire sustainable production to satisfy all of its obligations or that its operating subsidiaries will be commercially successful.  .

Should the Company be unable to meet its obligation under the Subsurface Use Contracts due to a lack of capital, the Competent Body has the right to terminate the contracts after giving the Company 90 days written notice.

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

Employee Benefits

Pension Payments - The Company pays into an employee accumulated pension fund an amount equivalent to 10% of employees’ salaries for employees of its Kazakhstani operations. These amounts are expensed when they are incurred. Pension fund payments are withheld from employees’ salaries and capitalized as part of oil and gas properties or included with general and administrative expenses in the consolidated statement of operations. As at September 30, 2004, the Company was not liable for any supplementary pensions, post-retirement health care, insurance benefits or retirement indemnities to its current or former employees.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	$	$	$	$
Net loss, as reported	(1,896,948)	(549,296)	(3,641,262)	(1,436,249)
Add: Stock-based employee compensation
expense included in reported
net loss, net of related tax effects	324,970	60,011	282,062	141,134
Deduct: Total stock-based employee
compensation recovery (expense) determined under
fair value based method for all awards,
net of related tax effects	(5,209)	(34,064)	(23,839)	(79,134)

Pro forma net loss	(1,577,187)	(523,349)	(3,383,039)	(1,374,249)

Loss per share:
Basic and diluted – as reported	(0.03)	(0.02)	(0.08)	(0.06)
Basic and diluted – pro forma	(0.03)	(0.02)	(0.07)	(0.06)

4.

INVESTMENT IN JOINT VENTURE

Big Sky Network Canada Ltd., a wholly owned subsidiary of China Energy Ventures Corp., participates in the Chengdu joint venture.  The total investment in the Chengdu joint venture was written off in 2001.

The Chengdu joint venture is accounted for on an equity basis.  The loss in the Chengdu joint venture, $55,512 (2003 - $54,414) for the three months ended September 30, 2004 and $143,357 (2003 - $140,662) for the nine months ended September 30, 2004, has not been recognized in the consolidated statement of operations as a result of the write down of the entire investment in the Chengdu joint venture in 2001.  The Company is under no obligation to fund losses of the joint venture.

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

At December 31, 2003, the Company had advanced $1,154,941, including accrued interest of $5,941, to BSEK.  This amount is reflected on the condensed consolidated balance sheet as an advance to related parties. At September 30, 2004, the loan balance was $2,999,721 including $50,976 of accrued interest and is eliminated in these consolidated financial statements. The amount is unsecured, bears interest at the rate of 5% per annum and is repayable on demand.

Results of operations of BSEK have been included in the condensed consolidated statement of operations of the Company from the period January 12, 2004 to September 30, 2004.

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

Vector Energy West LLP

On May 11, 2004, the Company, through its 75% owned subsidiary, BSEA, completed the acquisition of 100% of the issued and outstanding charter capital of Vector (a Kazakhstan limited liability partnership). BSEA was incorporated under the laws of Alberta on April 8, 2004 with China Energy Ventures Corp. subscribing to 75% of the total shares issued on incorporation. On May 11, 2004, BSEA borrowed $5,000,000 from the Company. The funds were paid as follows; $4,506,611 to acquire 100% of the issued and outstanding charter capital of Vector and $570,000 to purchase Vector’s loan from a third party.  At September 30, 2004 the loan balance was $5,584,509 including $99,277 of accrued interest and is eliminated in these consolidated financial statements. The amount is unsecured, bears interest at the rate of 5% per annum and is repayable on demand.   The acquired net assets of Vector and consideration given would be as follows:

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

For the three months ended September 30, 2004 and September 30, 2003, the Company has determined the following pro-forma information for the BSEK and BSEA business combination:

September 30, 2004	As reported	Adjustments	Pro-forma
Revenue	$ 33,789	$ -	$ 33,789
Net loss	$ (1,896,948)	$ -	$ (1,896,948)
Loss per share	$ (0.04)	$ -	$ (0.04)

September 30, 2003	As reported	Adjustments	Pro-forma
Revenue	$ 45,250	$ -	$ 45,250
Net loss	$ (549,296)	$ (109,000)	$ (658,296)
Loss per share	$ (0.02)	$ -	$ (0.03)

For the nine months ended September 30, 2004 and September 30, 2003, the Company has determined the following pro-forma information for the BSEK and BSEA business combination:

September 30, 2004	As reported	Adjustments	Pro-forma
Revenue	$ 98,337	$ -	$ 98,337
Net loss	$ (3,641,262)	$ (80,000)	$ (3,721,262)
Loss per share	$ (0.08)	$ -	$ (0.08)

September 30, 2003	As reported	Adjustments	Pro-forma
Revenue	$ 138,984	$ -	$ 138,984
Net loss	$ (1,436,249)	$ (154,000)	$ (1,590,249)
Loss per share	$ (0.06)	$ -	$ (0.07)

6.

PROPERTY AND EQUIPMENT

Property and equipment consist of:

	September 30, 2004	December 31, 2003
	$	$

Furniture and fixtures	212,873	163,361
Computer hardware and software	487,791	479,824
Leasehold improvements	178,042	59,036
	878,706	702, 221
Accumulated amortization	(487,659)	(415,082)
	391,047	287,139

7.

OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	September 30, 2004	December 31, 2003
	$	$

Subsurface use rights	18,765,446	-
Royalty interest	415,700	-
Oil and gas properties	19,181,146	-

8.

OBLIGATIONS FOR SOCIAL SPHERE DEVELOPMENT

In accordance with the Subsurface Use Contracts, the Company is committed to contribute to social sphere development of Astana and Atyrau cities in the total amount of $3,030,000 for all oilfields during the exploration phase.  All Subsurface Use Contracts establish the exploration phase as 6 years from 2003 to 2009, and the production phase as 25 years from 2009 to 2034. During the nine months ended, September 30, 2004, the Company had not made any payments. These payments are due over the period from 2003 to 2008.  Management believes that the Company will meet this obligation within the exploration phase and payment delay will not terminate or deteriorate terms of the Subsurface Use Contracts.

Payment of these obligations is to be made according to a payment schedule agreed to between the Company and the Government. The non-current portion of these obligations is discounted at 15% being the estimated credit-adjusted risk free discount rate, giving a total discounted obligation of $2,492,368. The accretion expense for the three month period ended September 30, 2004 of $74,237 (2003- $Nil) and the nine month period ended September 30, 2004 of $99,032 (2003 - $Nil) was expensed.

9.

OBLIGATIONS FOR PROFESSIONAL TRAINING OF PERSONNEL

	September 30, 2004	December 31, 2003

Within one year	$119,600	$-
In the second to the fifth inclusive	419,400	-
Total obligations	539,000	-

Less: discount on obligations on professional training of personnel	(77,671)	-

Present value of obligations on professional training of personnel	461,329	-

Amount due for settlement within one year	162,331	-
Amount due for settlement after one year	298,998	-

Total	$461,329	$-

Management believes that obligations on professional training of personnel should be recognized for future professional training costs as prescribed by the Subsurface Use Contracts. In accordance with the Subsurface Use Contracts, the Partnership is obliged to finance professional training of Kazakhstani personnel recruited for the Subsurface Use Contract’s operations at the rate of not less than 1% of the total amount of minimal investments. Under the Subsurface Use Contracts, the total amount of minimal investments was established at $53,900,000 during their exploration phase.

These obligations are discounted at 15%, being the estimated credit-adjusted risk free discount rate.  The accretion expense for the three month period ended September 30, 2004 of $11,734 (2003 - $Nil) and nine month period ended September 30, 2004 of $18,128 (2003- $Nil) was expensed.

10.

OBLIGATIONS FOR ACQUISITION OF THE RIGHT FOR THE GEOLOGICAL INFORMATION USE

In accordance with the Agreements on acquisition of the right on the geological information use # 710 and # 711 dated January 21, 2002, the Company is obliged to pay an additional amount for the right of geological information use if the Partnership attracts foreign investors.

On May 11, 2004, BSEA acquired 100% of the shares in Vector’s charter fund. Accordingly, Vector recognized additional obligations on acquisition of the right on the geological information use as at September 30, 2004 in the amount of $758,265.

11.

ACCOUNTS PAYABLE TO ABT LTD AND SHORT-TERM INTEREST FREE LOAN FROM ABT LTD

As at September 30, 2004 and December 31, 2003, accounts payable to TOO ABT LTD (hereinafter “ABT”) and a short-term interest free loan from ABT comprised of the following:

	September 30, 2004	December 31, 2003

Accounts payable for construction works	$798,915	$-
Short-term interest free loan for drilling works	200,000	-

Total	$998,915	$-

On October 12, 2004 KoZhaN signed a farm out Agreement which transfers 45% of the subsurface rights of the Morskoe license to ABT Limited LLP  This transfer of these rights is subject to the approval by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan. ABT, in turn, will pay for the cost of lease access and lease construction (Construction Works) and pay up to USD 650,000 towards the cost of drilling, completion and testing of Morskoe #10 well (Drilling Works).  KoZhaN will contribute USD 150,000 to the Drilling Works.  Both companies will equally share future costs associated with the development of the Morskoe license.

Management expects that the payable to ABT for Construction Works of USD $798,915 and the advance for Drilling Works of an interest free loan of USD$200,000 will be settled as a result of entering into the above agreement. The payable to ABT has been recorded as short-term in these interim financial statements.  It should be noted that this farm out agreement is success based and should no production result from the Morskoe license, the Company has no obligation to repay ABT its cost of the Construction and Drilling Works.

12.

RELATED PARTY TRANSACTIONS

On the acquisition of BSEK and Vector, the Company acquired balances payable to related parties. The balances payable to related parties as at September 30, 2004 are:

	Acquired on BSEK acquisition	Acquired on Vector acquisition	Advances from (to) during the quarter	Balance September 30, 2004

Big Sky Energy Canada Ltd.	$350,000	$-	$ (24,207)	$325,793
Big Sky Holdings Ltd.	7,565	-	17,299	24,864
President of KoZhaN LLP	-	-	(5,425)	(5,425)
KoZhaN LLP other related party	-	-	(47,974)	(47,974)
Vector Energy West LLP employee	-	15,694	358	16,052
Vector Energy West LLP other related parties	-	-	19,578	19,578
Total	$357,565	$15,694	$ (40,371)	$332,888

Big Sky Energy Canada Ltd.

At the time of the acquisition of BSEK, Matthew Heysel and Daming Yang were directors and officers of Big Sky Energy Canada Ltd. and the Company and Mr. Kai Yang held all the outstanding shares of Big Sky Energy Canada Ltd.  As at September 30, 2004, Matthew Heysel and Daming Yang were no longer directors nor officers of Big Sky Energy Canada Ltd. On March 10, 2004, Daming Yang’s brother, Wei Yang, was appointed to the board and was given full voting and dispositive control over all shares held by Big Sky Energy Canada Ltd. The loan arose from costs totaling $300,000 that were incurred by Big Sky Energy Canada Ltd. in connection with completing BSEK’s acquisition of KoZhaN, and a payment of $50,000 to Bolat Mukashev, the President of KoZhaN, as a reimbursement of costs incurred by the President prior to the signing the purchase agreement on August 11, 2003. The amount of $350,000 was treated as consideration in the allocation of the purchase price of the assets and liabilities of KoZhaN. The loan is unsecured, bears no interest and is repayable on demand.

During the period ended September 30, 2004, the Company advanced to Big Sky Energy Canada Ltd. $24,207 net of advanves from Big Sky Energy Canada Ltd. towards the balance outstanding.

Big Sky Holdings Ltd.

Big Sky Holdings Ltd. is controlled by Matthew Heysel.  The loan to the Company arose from a cash transfer to BSEK in October of 2003 to cover expenses incurred by BSEK.  The loan is unsecured, bears no interest and is repayable on demand.

During the period ended September 30, 2004 the Company advanced an additional $17,299 net to Big Sky Holdings Ltd.

KoZhaN LLP

KoZhaN LLP is a 90% owned subsidiary of BSEK, the Company owns 100% of BSEK.  The loan was made to the president during the 3rd quarter of 2004.  During the nine months ended September 30, 2004 various other advances were made to other related parties of KoZhaN.  These loans are unsecured, bear no interest and are repayable on demand.

Vector Energy West LLP

Vector Energy West LLP is the wholly-owned subsidiary of BSEA, which the Company owns 75% of.  The loan was made to a director prior to acquisition of Vector, which was acquired when BSEA purchased Vector on May 11, 2004.  Upon the acquisition of Vector, the director stepped down from the board of directors and remains as an employee of Vector.  In addition, several other advances were made to related parties of Vector.  These loans are unsecured, bear no interest and are repayable on demand.

13.

OBLIGATIONS FOR HISTORICAL COSTS REIMBURSEMENT

The Company through its purchase of Vector is unavoidably obliged to reimburse $7,784,034, which represents historical costs incurred by the Republic of Kazakhstan for the Liman-2 oilfield pursuant to the terms of the Subsurface Use Contract # 1076 dated December 28, 2002 and the Agreement on acquisition of the right on the geological information use # 711 dated January 21, 2002. Payment of these obligations should be made according to a payment schedule agreed between Vector and the Government. These payments are due from 2012 to 2027 and should be paid quarterly in equal installments.

These obligations are discounted at 15%, being the estimated credit-adjusted risk free discount rate, giving a present value of obligation of $973,682 as at September 30, 2004.  The accretion expense for the three month period ended September 30, 2004 of $7,919 (2003 - $Nil) and nine month period ended September 30, 2004 of $12,883 (2003- $Nil) was expensed.

14.

ASSET RETIREMENT OBLIGATION

Management determined that an asset retirement obligation should be recognized for future abandonment costs of four wells drilled at Morskoe field before the Company signed the Subsurface Use Contracts, but which, in management’s opinion were not properly abandoned. Management believes that this obligation is likely to be settled at the end of the exploration phase.

As at September 30, 2004, undiscounted future cash flows that will be required to satisfy the Company’s liability by 2009 is $40,000. After application of a 15% credit-adjusted risk free discount rate, the present value of the Company’s liability at September 30, 2004 is $22,070 (As at January 12, 2004 - $19,872).  During the three month period ended September 30, 2004, the Company recorded an accretion expense of $1,494 (2003 - $Nil) and $1,494 (2003 - $Nil) for the nine month period ended September 30, 2004.

15.

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

The deferred income tax liability is comprised of the following:

	September 30, 2004	December 31, 2003
	$	$

Temporary differences
Oil and gas property values	11,179,017	-
Total temporary differences	11,179,017	-
		-
Statutory tax rate	35%	35%
Total	3,912,656	-

Current portion	-	-
Non-current portion	3,912,656	-
Total	3,912,656	-

16.

STOCK OPTION PLAN

Under the 2000 Stock Option Plan which was approved by the shareholders of the Company on June 29, 2001 (the “Plan”), the Company has reserved 8,000,000 common shares for issuance under options granted to eligible persons.  As at September 30, 2004, 6,510,000 are outstanding with 1,423,334 available for granting.

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

Option activity under the Plan is as follows:

2004
Number of
Options

Opening Balance – December 31, 2003	7,310,000

Granted	100,000
Expired	(200,000)
Exercised	(66,666)
Cancelled	(633,334)

Closing Balance, September 30, 2004	6,510,000

Options available for grant	1,423,334

Options exercised	66,666

Option Plan Total (stock reserved)	8,000,000

Additional information regarding options outstanding and exercisable as of September 30, 2004 is as follows:

Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.00	125,000	0.5	$1.00
$0.82	300,000	2.1	$0.82
$0.15	300,000	3.9	$0.15
$0.05	5,685,000	3.1	$0.05
$0.50	100,000	4.7	$0.50
	6,510,000	3.9	$0.12

For the three months ended September 30, 2004, $21,341 of compensation expense has been recognized (2003 - $93,574) in the consolidated financial statements for non-employee stock option grants.  For the nine months ended September 30, 2004, $78,430 compensation expense has been recognized (2003 - $270,500).  For the three months ended $324,973 (2003 – $60,011) has been recognized for stock-based employee compensation awards under the intrinsic value method.   For the nine months ended $282,062 (2003 – $141,134) has been recognized for stock-based employee compensation awards under the intrinsic value method.

17.

COMMITMENTS AND CONTINGENCIES

Operating environment – The Partnerships’ KoZhaN LLP and Vector Energy West LLP principal business activities are within the Republic of Kazakhstan. Laws and regulations affecting businesses operating in the Republic of Kazakhstan are subject to rapid changes and the Partnership’s assets and operations could be at risk due to negative changes in the political and business environment.

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

a)

Commitment to repay historical costs of the Government – In accordance with the Subsurface Use Contracts the Partnership is obliged to reimburse to the Government for historical costs incurred during preparation of certain geological information on the Morskoe, Karatal and Dauletali oilfields.  The total amount reimbursable is $3,756,422. Of this amount, $116,178 was paid in 2002-2003. The remaining amount of $3,640,244 is expected to be settled by equal quarterly installments during 20 years after the Partnership enters into the production phase on these oilfields. If commercial production does not commence no further payments become due in this respect.

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

Liquidation fund – In accordance with the Subsurface Use Contracts, the Company is obliged to establish a liquidation fund to finance the adequate disposal of the Company’s oil and gas operations in the amount of 1% of operating costs.  The Company is also obliged to apply for approval of this fund with the Government under the contracts, including budget of disposal costs, no later than 2 years before the end of the exploration phase and start of the production phase. Although the Company has not yet carried out major exploration activities to date, the Company has recorded an asset retirement obligation for certain wells in these financial statements (see note 14). Upon achieving an agreement with the Government, this asset retirement obligation may be considered as part of the contractually required liquidation fund.

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

g)

Investment commitments – In accordance with the Subsurface Use Contracts the Partnership is obliged to invest a minimum of $69,000,000 over the period covered by the Subsurface Use Contracts. An amount of $14,000,000 should be invested during the exploration phase. All three Subsurface Use Contracts establish the exploration phase as 6 years from 2003 to 2009, and the production phase as 25 years from 2009 to 2034.  The governments’ objective in setting minimum work commitments is to ensure certain types of exploratory work is carried out by the licence holder, including drilling new wells and seismic activity. The government will measure the degree to which the company has met its commitments in terms of work completed. The government estimates the work commitment in terms of expected spending amounts. The government measures the performance of the Company towards meeting its work commitment by evaluating the actual work performed in comparison with the agreed requirements. Actual spending is not a performance measure.

h)

Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Company is obliged to pay to the Government a commercial discovery bonus in the amount of 0.1% of the value of proved reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan.  As at September 30, 2004, a commercial discovery has not been made as so no accrual for any bonus has been made in these financial statements.

i)

Commitments related to transfer of 45% share in Morskoe oil field – On October 12, 2004 the Partnership signed Agreement which states that ABT became the owner of 45% of any crude oil, gas and any other mineral resources (including mineral resources produced during the exploration and probation exploitation periods) and have right to dispose such mineral resources at its own discretion. However this agreement is subject to approval of the Ministry of Energy and Mineral Resources of Republic of Kazakhstan. In addition, the Partnership assumed obligation to provide financing of Drilling Works of $150,000 and 50% of all other costs, not specified as Construction Works and Drilling Works.

Other Contingencies

a)

Non-compliance with the Subsurface Use Contracts – The Government has the right to suspend these contracts or even cancel them if the Company is in material breach of obligations and commitments under the Subsurface Use Contracts.

In accordance with the Subsurface Use Contracts signed on February 17, 2003 the Partnership was obliged to commence exploration activities within 60 days after signing the Contracts. However, as at September 30, 2004, the Partnership had not started exploration activities on the Karatal and Dauletali oilfields. In the case of failure to remedy such violations, these Subsurface Use Contracts can be terminated by the Government, which may affect recoverability of capitalized costs of approximately $1.5 million related to Dauletali and Karatal oilfields.

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

As at November 15, 2004, the Partnership has remedied the following violations of the Subsurface Use Contracts:

	-	The Partnership provided in September 2004, Petroleum Management training for its Vice-president;
	-	The Partnership submitted quarterly reports on the Subsurface Use Contract’s activities to the Competent Body; and
	-	The Partnership opened a special bank account with HSBC bank in Kazakhstan where it deposited an amount of $33, 040 to finance the liquidation of the consequences of its oil and gas operations.
As at November 15, 2004 the Partnership is continuing remediation of the following violations of the Subsurface Use Contracts:

-

Submit the Annual Work Program to the Competent Body and report on the progress of the Minimal Work Program implementation. On June 9, 2004, the Partnership’s Annual Work Program for 2004 was approved by the Competent Body for both oilfields. The Annual Work Program for 2005 will be determined and finalized in November 2004 with the Competent Body;

	-	To carry out the Minimal Work Program during the exploration phase;
	-	Contribute funds to Atyrau region for social programs and programs for infrastructure development. It was agreed to defer this to the end of 2004 by the Competent Body.
-

Develop the Business, Property and Liability Risk Insurance Program and to submit it for approval to the Competent Body. The Partnership has appointed a Insurance Underwriter but as at the date of these financial statements the Business, Property and Liability Risk Insurance Program has not yet been submitted to the Competent Body;

b)

Investment commitments – In accordance with the Subsurface Use Contracts, the Partnership is obliged to invest a minimum of $53,900,000 over the period covered by the Subsurface Use Contracts. The Subsurface Use Contract # 1076 dated December 28, 2002 establishes the exploration phase as 6 years from 2003 to 2008. The Subsurface Use Contract # 1077 dated December 28, 2002 establishes the exploration phase as 5 years from 2003 to 2007 and the production phase as 20 years from 2008 to 2028.  The governments’ objective in setting minimum work commitments is to ensure certain types of exploratory work is carried out by the licence holder, including drilling new wells and seismic activity. The government will measure the degree to which the company has met its commitments in terms of work completed. The government estimates the work commitment in terms of expected spending amounts. The government measures the performance of the Company towards meeting its work commitment by evaluating the actual work performed in comparison with the agreed requirements. Actual spending is not a performance measure.

c)

Commitment to reimburse historical costs of the Government – In accordance with the Subsurface Use Contract, the Partnership is obliged to reimburse to the Government for historical costs incurred at the expense of the Government on the Atyrau oilfield. The total amount reimbursable is $22,507,380. From this amount, $112,537 was paid to the Government in 2003. The remaining amount of $22,394,843 is expected to be settled according to a payment schedule to be agreed between the Partnership and the Government not later than 120 days after approval of the hydrocarbon reserves. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Partnership in respect of the remaining amount of $22,394,843. No approval of the hydrocarbon reserves has been applied for or received as at September 30, 2004 and December 31, 2003 and so no provision in respect of the remaining amount has been made in these financial statements.

d)

Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Partnership is obliged to pay to the Government a commercial discovery bonus in the amount of 0.1% of the value of approved recoverable reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Partnership in respect of the commercial discovery bonus. No approval of the hydrocarbon reserves has been applied for or received as at September 30, 2004 and December 31, 2003 and so no provision in respect of the commercial discovery bonus has been made in these financial statements.

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

The Partnership is currently not able to estimate with certainty the extent or cost of the asset retirement program it will be required to undertake and accordingly has made no provision in these interim financial statements in respect of future asset retirement obligations.  Had the Partnership accrued a liquidation fund according to the Subsurface Use Contracts, the undiscounted provision as at September 30, 2004 would have been approximately $505,960 (December 31, 2003 - $539,000.

g)

Insurance commitments – In accordance with the Subsurface Use Contracts, the Partnership is obliged to develop the Business, Property and Liability Risk Insurance Program and submit it for approval to the Competent Body.

18.

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

On July 6, 2004, an additional 2,616,250 shares of the Company’s common stock was issued at $0.50 per share, totaling $1,308,125.  The private placements were expressly subject to BSEA closing on the acquisition of Vector.  Costs associated with this private placement included a finders fee equal to 6% of the gross proceeds received by the Company and warrants to be issued to the finders that equal 6% of the shares issued under the private placement totaling to $280,157 of share issuance costs.

On September 20, 2004 the Company closed on the third tranche of a private placement and issued 2,440,000 shares for gross proceeds of $1,220,000.  The costs associated with this private placement included a finders fee equal to 6% of the gross proceeds received by the Company and warrants to be issued to the finders that equal 6% of the shares issued under the private placement totaling to $72,785 of share issuance costs.

1.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 provides criteria for identifying variable interest entities (“VIEs”) and further criteria for determining what entity, if any, should consolidate them.  In general, VIEs are entities that either do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities.  In December 2003, the FASB issued FIN 46(R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements.  The provisions of FIN 46(R) are required to be adopted by the Company for the period ending December 31, 2004. The Company is currently reviewing the impact, if any that the adoption of this provision will have on its financial position, results of operations or cash flows.

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

In March 2004, the FASB issued an exposure draft, “Share-Based Payment — an amendment of Statements No. 123 and 95” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposal would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. In October 2004, the FASB deferred the effective date of the proposal to interim or annual periods beginning after June 15, 2005, meaning that an entity would apply the guidance to all employee awards of share-based payment granted, modified, or settled in any interim or annual period beginning after June 15, 2005. The company is reviewing the proposal to determine the potential impact, if any, on its consolidated financial statements.

In June 2004, the FASB issued an exposure draft of a proposed statement, “Fair Value Measurements” to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current U.S. GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to re-measure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after June 15, 2005.

The Financial Accounting Standards Board ("FASB") is has been evaluating an issue involving the classification of mineral rights. In June 2001, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. We believe the treatment of such mineral rights as tangible assets under the successful efforts cost method of accounting for oil and gas properties is appropriate. An issue has been raised regarding whether these mineral rights should be classified as tangible or intangible assets.  FASB has recently issued EITF FASB Staff Position ("FSP") No. 142-b, "Application of FASB Statement 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities," which supports our current accounting treatment of mineral rights. However, SFAS 142-2 has determined that the accounting treatment of mineral rights is to be accounted for as an intangible asset.  The standard would be effective for financial statements issued for fiscal years beginning after September 2, 2004.  The Company has reviewed the proposal and has determined that there is no impact on the consolidated financial statements, as the mineral rights or subsurface use rights as disclosed in note 7 are for non-producing properties at this time.  Therefore since these oil and gas properties, which relate to the subsurface use rights are not available for use, they are not subject to any depletion or amortization expense.

20.

SUBSEQUENT EVENTS

On October 12, 2004 KoZhaN signed a farm out Agreement, which transfers 45% of the subsurface rights of the Morskoe license to ABT Limited LLP (ABT).  This transfer of rights is subject to the approval by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan. ABT, in turn, will pay for the cost of lease access and lease construction (Construction Works) and pay up to USD 650,000 towards the cost of drilling, completion and testing of Morskoe #10 well (Drilling Works).  KoZhaN will contribute USD 150,000 to the Drilling Works.  Both companies will equally share future costs associated with the development of the Morskoe license.

Management expects that the payable to ABT for Construction Works of USD 798,915 and the advance for Drilling Works of an interest free loan of USD 200,000 will be settled as a result of entering into the above agreement. The payable to ABT has been recorded as short-term in these interim financial statements.  It should be noted that this farm out agreement is success based and should no production result from the Morskoe license, the Company has no obligation to repay ABT its cost of the Construction and Drilling Works.

On November 2, 2004, the Company closed a private placement and issued 1,800,000 shares at $0.50 per share for gross proceeds of $900,000.  In connection with the private placement, the Company will issue warrants exercisable to acquire 54,000 common shares at $0.50 per share as partial payment of commissions.  These warrants will expire on January 6, 2006.

On November 8, 2004, the Company acquired the remaining 25% interest in Big Sky Energy Atyrau Ltd.  This acquisition was made via a Share Exchange Agreement, under which the Company will issue 3.5 million common shares to the at arms length owner of the 25% interest.

On November 12, 2004, the Company entered into  a private placement agreement to issue 4,000,000 shares at $0.50 per share for gross proceeds of $2,000,000.  In connection with the private placement, the Company will issue warrants exercisable to acquire 120,000 common shares at $0.50 per share as partial payment of commissions.  These warrants will expire on January 6, 2006.

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

The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated financial statements included in this report.  We have derived the statements of operations data and the information as at September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 from unaudited condensed consolidated financial statements.

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003	PERIOD FROM FEBRUARY 1, 2000 TO SEPTEMBER 30, 2004
Sales	$33,789	$45,250	$98,337	$138,984	$445,186
Net loss	$1,896,948	$549,296	$3,641,262	$1,436,249	$27,034,349
Basic and diluted (loss) per share	($0.03)	($0.02)	($0.08)	($0.06)	-
Basic and diluted weighted average common shares outstanding	56,439,052	22,773,563	47,668,361	22,601,340	-

Balance Sheet Data:

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$653,211	$1,068,451
Working capital	($2,486,910)	$2,241,254
Total assets	$21,360,847	$2,790,706
Total stockholders’ equity	$10,958,237	$2,528,393

NATURE OF OPERATIONS

Late in 2003, the Company began a transition from its Internet service business in China, to become an international oil and gas exploration and production company. This began with the acquisition of KoZhaN LLP, described below, and continued with the acquisition of Vector Energy West LLP, also described below.  By acquiring such companies the Company gained a significant acreage position  in the prolific pre-Caspian basin of western Kazakhstan located close to infrastructure and transportation.

In the fourth quarter, the Company spudded its first well, Morskoe # 10. Our near term objectives include the drilling ,completion and testing of Morskoe #10, followed by the drilling or working over of additional wells offsetting Morskoe #10, should we have positive test results.

We are also intent on farming out selected high risk exploration targets.  Initially, the Company focused its partnership initiatives on China’s major national oil and gas production and service companies and since has expanded its farm out discussions to include established multinational energy companies.

We believe that these activities will lead to a sustainable platform on which to build the Company in Kazakhstan. In addition to building a base in Kazakhstan, the Company is trying to secure additional licenses in other countries, using the diverse expertise of its officers and consultants.

The Company has raised over US$12 million in 2004. While access to the capital markets is always subjective, the current levels of energy prices support investor interest in financing new projects. The Company is basing its growth strategies on attaining a sustainable level of cash flow from low risk energy development of existing licenses while securing additional licenses subject to available financing on economic terms.

RESULTS OF OPERATIONS

Revenues

On a consolidated basis, we earned revenues of $33,789 for the three months ended September 30, 2004 (2003 – $45,250) and $98,337 (2003 - $138,984) for the nine months ended September 30, 2004.  The following discussion provides a breakdown of revenue within our corporate structure.

China Energy Ventures Corp.

For the three and nine months ended September 30, 2004 and 2003, China Energy Ventures Corp. did not earn revenues. We have added oil and gas properties through the acquisition of BSEK and Vector, however these properties are currently undeveloped and consequently did not provide revenue during the period.

China Energy Ventures Corp. earned revenues through its subsidiary Chengdu Big Sky Technology Services Ltd.

Chengdu Big Sky Technology Services Ltd.

Chengdu Big Sky Network Technology Services Ltd., a wholly owned subsidiary, referred to as Chengdu Technology Services, commenced operations in October 2001 and had 234 corporate subscribers and 118 residential subscribers connected at September 30, 2004  (177 corporate subscribers and 112 residential subscribers at September 30, 2003). Chengdu Technology Services recorded gross sales of $33,789 in the third quarter of 2004 and $42,250 in the third quarter of 2003.  For the nine months ended September 30, 2004 gross sales of $98,337 (2003 - $138,984) were earned.  During the three and nine month period we lost some larger subscribers while gaining smaller subscribers and were unable to reduce the amount of bandwidth we had purchased. Management is currently re-aligning the costs structure to meet the lower revenue base in these operations. If the operation becomes cash flow positive, we anticipate it will re-invest its after tax income, if any, in related business opportunities in China. We do not anticipate Chengdu Technology Services will pay any dividends in the foreseeable future.

Expenses

During the three months ended September 30, 2004 and 2003, we incurred operating expenses of $1,726,253 and $520,848 respectively.  During the nine months ended September 30, 2004 and 2003, we incurred operating expenses of $3,310,699 and $1,350,780 respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003	PERIOD FROM FEBRUARY 1, 2000 TO SEPTEMBER 30, 2004
Calgary Office Costs	$233,662	$232,132	$818,296	$466,926	$4,194,401
Beijing Office Costs	$152,926	$105,000	$470,273	$315,000	$2,695,922
Big Sky Technology Services	$19,757	$17,762	$62,606	$91,317	$334,250
Big Sky Energy Kazakhstan	$377,046	$-	$745,809	$-	$745,809
Big Sky Energy Atyrau	$262,776	$-	$289,098	$-	$289,098
Professional Services	$195,185	$11,958	$298,929	$59,828	$2,263,395
Investor Relations	$138,588	$411	$265,195	$6,075	$1,435,284
Non Cash Compensation	$346,313	$153,585	$360,493	$411,634	$2,827,450
Extinguishment of debt	$-	$-	$-	$-	($1,422,225)
Miscellaneous	$-	$-	$-	$-	$212,114
TOTAL	$1,726,253	$520,848	$3,310,699	$1,350,780	$13,575,498

Calgary office expense includes the costs of executive management and administrative consultants, rent, insurance, travel, and general office costs associated with maintaining a business office in North America.  For the three months and nine months ended September 30, 2004, Calgary office costs have increased 70% and 56% over the same periods in 2003 due to increased activity Kazakhstan where additional operating costs relating to the drilling of the KoZhaN LLP oil wells.

Beijing office costs include the costs of maintaining business operations and our principal business office in China. In the three and nine months ended September 30, 2004, Beijing office costs have increased 31% and 33% over the same periods in 2003. This reflects higher consultant fees in connection with negotiations with Chinese national oil companies regarding potential farm-out agreements.

Big Sky Energy Kazakhstan Ltd. expenses include the costs of ramping up and operating the KoZhaN office and work on the lease access to our first well in the Morskoe field. As our acquisition of BSEK and KoZhaN took place on January 12, 2004, the bulk of starting up and lease access took place in the second quarter.  The operating expenses included such items as travel of our staff to set up the KoZhaN office in Almaty, consulting contracts in connection with the evaluating of seismic information and future drilling prospects, and legal advice on potential acquisitions and other general legal services.

Professional services include accounting, audit and legal advisory costs.  Professional costs have increased in the third quarter and increased overall in the nine months of 2004 compared to the same periods in 2003.  The overall increase in professional services in the nine months of 2004 was due to the compiling and filing of registration statements on Form SB-2 which were filed with the U.S. Securities and Exchange Commission.

We record the fluctuations in the fair value of certain unexercised stock options as a deferred compensation asset (reported as a reduction of stockholders’ equity on the balance sheet). This asset is amortized over the life of the stock options as non-cash compensation expense. The non-cash compensation expense in the third quarter of 2004 was $346,313 (2003 – $153,585) and $360,492 (2003 - $411,634) for the first nine months. The third quarter and the first nine months recovery reflects an award deferred compensation expenses of $215,000 and a recovery of previously deferred compensation expenses of $421,000 respectively, and amortization of $131,313 and $781,492 of the deferred compensation asset.

Summary of Non-cash Compensation Expense for the three months ended September 30, 2004:

	Expense	Unamortized Deferred Compensation
Options
Options granted February 2, 2001	$-	$-
Options granted June 29, 2001	395	2,663
Options granted November 13, 2001	10,828	118,931
Options granted August 27, 2002	1,524	-
Options granted October 21, 2002	2,064	2,745
Options granted October 21, 2002	324,970	41,383
Options granted April 26, 2003	3,707	8,301
Options granted June 24, 2004	2,823	52,995
Total	$346,311	$227,018

Losses

The Chengdu joint venture is accounted for on an equity basis.  The loss in the Chengdu joint venture was $55,512 for the three months ended September 30, 2004 (2003 - $54,414) and $143,357 for the nine months ended September 30, 2004 (2003 - $140,662) and has not been recognized in the consolidated statement of operations as a result of the write down of the entire investment in the Chengdu joint venture in 2001.

The loss per share for the three months ended September 30, 2004 was $0.03 (2003 - $0.02) and $0.08 (2003 - $0.06) for the nine months ended September 30, 2004.

Since we are in the development stage, all losses accumulated since inception is considered as part of our development stage activities.

CAPITAL EXPENDITURES AND INVESTMENTS

China Energy Ventures Corp.

Late in 2003, the Company began a transition from its Internet service business in China, to become an international oil and gas exploration and production company. This began with the acquisition of KoZhaN LLP, described below, and continued with the acquisition of Vector Energy West LLP, also described below.  By acquiring such companies the Company gained a significant acreage position  in the prolific pre-Caspian basin of western Kazakhstan located close to infrastructure and transportation.....

In the fourth quarter, the Company spudded its first well, Morskoe # 10.. Our near term objectives include the drilling, completion and testing of Morskoe #10, followed by the drilling or working over of additional wells offsetting Morskoe #10, should we have positive test results.

We are also intent on farming out selected high risk exploration targets.  Initially, the Company focused its partnership initiatives on China’s major national oil and gas production and service companies and since has expanded its farm out discussions to include established multinational energy companies.

 We believe that these activities will lead to a sustainable platform on which to build the Company. In addition to building a base in Kazakhstan, the Company is trying to secure additional licenses in other countries, using the diverse expertise of its officers and consultants.

 The Company has raised over US$12 million in 2004. While access to the capital markets is always subjective, the current levels of energy prices support investor interest in financing new projects. The Company is basing its growth strategies on attaining a sustainable level of cash flow from low risk energy development of existing licenses while securing additional licenses subject to available financing on economic terms.

During the first quarter, we successfully completed the acquisition of BSEK and its subsidiary, KoZhaN, and in the second quarter, we successfully completed the acquisition of Vector. These were important initial steps in our efforts to redirect our operations toward exploration and exploitation of oil and gas.

We expect this new direction to bring increased value as the management team has extensive expertise and experience in the oil and gas business.

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

Certain commitments relating to KoZhaN require capital expenditure prior to the production phase. These include investment commitments of $14,000,000.  We anticipate we will be able to meet these capital costs through a number of financing alternatives. The investment commitment of $14,000,000 is required to be spent in exploration phase in the Republic of Kazakhstan during the exploration phase, which is expected to last until approximately 2009.  We plan to finance this commitment through a combination of the sale of exploration related production and future equity financing.   The governments’ objective in setting minimum work commitments is to ensure certain types of exploratory work is carried out by the licence holder, including drilling new wells and seismic activity. The government will measure the degree to which the company has met its commitments in terms of work completed. The government estimates the work commitment in terms of expected spending amounts. The government measures the performance of the Company towards meeting its work commitment by evaluating the actual work performed in comparison with the agreed requirements. Actual spending is not a performance measure.

Commercial discovery bonuses will be equal to 0.1% of the value of proved reserves if found.  We anticipate that any commercial discovery bonus will be small enough to be financed out of our working capital.

As a result of these commitments, the majority of our future capital expenditures are expected to be incurred in the oil and gas business.  We are forecasting capital expenditures of $1,500,000 in 2004 to develop the Morskoe field in Kazakhstan, including the licensing and drilling of one well, the installation of production facilities and related overhead. As of September 30, 2004, we have farmed out 100% of these costs in return for 45% interest in the project.

Chengdu Big Sky Technology Services Ltd.

During the three and nine months ended September 30, 2004, we advanced an additional $Nil (2003 - $Nil) and $10,000 (2003 - $Nil) in working capital to our Chengdu Technology Services. We have invested approximately $640,488 in equipment and working capital to date. We intend to add equipment and working capital based on an analysis of the potential return on investment from such equipment or working capital.  Future growth will depend on internally generated funding, primarily by revenues from services.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had cash and cash equivalents of $653,211 that were included in the working capital deficit of $2,486,910.  This compared to a working capital surplus of $2,241,254 at December 31, 2003.  The decrease largely reflects the working capital deficit acquired on the acquisition of BSEK and Vector that occurred during the nine month period.  During the first nine months of 2004, we closed on the first tranche of a private placement and issued 13,483,750 shares for proceeds of $6,561,235 net of share issuance costs.  A second tranche was closed July 6, 2004, raising an additional $1,308,125 by issuing an additional 2,616,250 shares.   The third trance was closed September 20, 2004, raising an additional $1,220,000 by issuing an additional 2,440,000 shares.  Costs associated with all tranches of the private placement include a finders fee equal to 6% of the gross proceeds received by us and warrants to be issued to the finders that equal 6% of the shares issued under the private placement totaling to $352,942 of share issuance costs.  As well, Canaccord Capital (Europe) Limited exercised a warrant for 299,716 shares for proceeds of $74,929.  $4,430,000 of these funds was directed towards the purchase of Vector Energy and $570,000 was directed towards the acquisition of creditor’s rights from Lorgate Management Inc.

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

On a consolidated basis, our minimum cash requirement for maintenance of operations, without conducting a drilling program or acquisitions of other potential fields, is estimated at approximately $200,000 per month.  With the acquisition of BSEK, Vector and our diversification into oil and natural gas exploration and production, we anticipate that we will be required to raise additional capital to fund future exploration and development programs or farm out some of our interest in various higher risk/cost projects to third parties.  Such farm-outs would be intended to cover up to 100% of project costs in return for a percentage interest in the project.

In this light, the Company decided to enter into such a farm out with a local civil construction firm to defray these expenses associated with higher than expected lease construction costs given its proximal location to the Caspian Sea of the Morskoe #10 well.

On October 12, 2004 KoZhaN signed a farm out agreement under which KoZhaN transfers 45% of the subsurface rights of the Morskoe license to ABT Limited LLP( ABT).  This transfer of these rights is subject to the approval by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan. ABT, in turn, will pay for the cost of lease access and lease construction (Construction Works) and pay up to USD 650,000 towards the cost of drilling, completion and testing of Morskoe #10 well (Drilling Works).  KoZhaN will contribute USD 150,000 to the Drilling Works.  Both companies will equally share future costs associated with the development of the Morskoe license.

Management expects that the payable to ABT for Construction Works of US$798,915 and the advance for Drilling Works of an interest free loan of USD 200,000 will be settled as a result of entering into the above agreement. The payable to ABT has been recorded as short-term in these interim financial statements.  It should be noted that this farm out agreement is success based and should no production result from the Morskoe license, the Company has no obligation to repay ABT its cost of the Construction and Drilling Works.

Cash Requirements

The following aggregated information about our contractual obligations and other commitments aim to provide insight into our short and long-term liquidity and capital resource need and demands as at September 30, 2004.

		Exploration phase			Production phase
Time period	Total	Within 1 year	1 - 3 years	3 - 5 years	Over 5 years
Estimated dates		2004	2005 – 07	2008 - 09	2010	2010	2011	2012	2013 - 30
Production levels (tonnes of oil) (One barrel of oil equals approximately 7 tonnes)					4,000t	40,000t	150,000t	250,000t	Over 250,000t

Operating leases	$283,578	$ 86,958	$196,620	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
Historical costs (Owed to Kazkhstan Government)	11,424,278					182,012	182,012	700,948	10,359,306

Social sphere development liability (Astana and Atyrau)	3,030,000					151,500	151,500	151,500	2,575,500
Social development commitment (Astana and Atyrau)	1,389,000					69,450	69,450	69,450	1,180,650
Investment commitment (Including investment in local personnel)	122,900,000	1,500,000*	3,000,000*	9,500,000*		5,445,000	5,445,000	5,445,000	92,565,000
Liquidation fund (Obligations incurred to date)	40,000								40,000
Commercial production milestone payments	1,300,000				100,000	300,000	400,000	500,000	-

Total	140,366,856	1,586,958	3,196,620	9,500,000	100,000	6,147,962	6,247,962	6,866,898	106,720,456

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

PLAN OF OPERATION

As of November 15, 2004, our management anticipates that we currently have sufficient working capital to fund our operations, without conducting a drilling program or acquisitions of other potential fields, through November 2005.

With the acquisition of BSEK, Vector and our diversification into oil and natural gas exploration and production, we anticipate that we will be required to raise additional capital to fund future exploration and development programs or farm-out some of our interest in higher risk exploration projects to third parties.  Such farm-outs would be intended to cover up to 100% of project costs in return for a percentage interest in the project.

On  October 12, 2004, we entered into such a farm out agreement with ABT Limited LLP , a Kazakhstan construction company.  This farm out contemplates that ABT will complete all road and lease construction and pay for the majority drilling costs of our first well in the Morskoe field in return for a 45% interest in our Morskoe license.  On October 28, 2004, KoZhaN LLP, commenced drilling operations at Well #10 in its Morskoe field, located on the north-east shore of the Caspian Sea, Kazakhstan.

Drilling has progressed to a depth of 350 meters with anticipated total depth of 1,300 meters, expected to be reached by late November.  Well #10 offsets the capped Well #6, which was drilled in 1965 and flowed on test at approximately 1,300 BOPD of 25°API crude on a 9mm choke.  Based on the test results for Well #10, two additional infill locations are planned..

In addition to the above farm out, we intend to leverage our relationships with multinational oil companies in order  to farm out higher risk exploration drilling prospects which we have identified on our licenses in Kazakhstan.

Meeting our future financing requirements will be dependent on our ability to develop oil and gas farm outs or joint venture partnerships on favourable terms, our ability to access equity capital markets and, after achieving or acquiring sustainable production, our ability to maintain credit facilities from institutional lenders. We may not be able to raise additional equity when required, or we may raise the equity on terms that are dilutive to existing shareholders.

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

The critical estimates relating to this policy involve determining when the Company is involved in exploration versus development of oil and gas reserves. This choice effect whether costs related to the drilling of dry holes are capitalized or expensed in the period.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 provides criteria for identifying variable interest entities (“VIEs”) and further criteria for determining what entity, if any, should consolidate them.  In general, VIEs are entities that either do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities.  In December 2003, the FASB issued FIN 46(R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements.  The provisions of FIN 46(R) are required to be adopted by the Company for the period ending December 31, 2004. The Company is currently reviewing the impact, if any that the adoption of this provision will have on its financial position, results of operations or cash flows.

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

In March 2004, the FASB issued an exposure draft, “Share-Based Payment — an amendment of Statements No. 123 and 95” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposal would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. In October 2004, the FASB deferred the effective date of the proposal to interim or annual periods beginning after June 15, 2005, meaning that an entity would apply the guidance to all employee awards of share-based payment granted, modified, or settled in any interim or annual period beginning after June 15, 2005. The company is reviewing the proposal to determine the potential impact, if any, on its consolidated financial statements.

In June 2004, the FASB issued an exposure draft of a proposed statement, “Fair Value Measurements” to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current U.S. GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to re-measure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after June 15, 2005.

The Financial Accounting Standards Board ("FASB") is has been evaluating an issue involving the classification of mineral rights. In June 2001, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. We believe the treatment of such mineral rights as tangible assets under the successful efforts cost method of accounting for oil and gas properties is appropriate. An issue has been raised regarding whether these mineral rights should be classified as tangible or intangible assets.  FASB has recently issued EITF FASB Staff Position ("FSP") No. 142-b, "Application of FASB Statement 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities," which supports our current accounting treatment of mineral rights. However, SFAS 142-2 has determined that the accounting treatment of mineral rights is to be accounted for as an intangible asset.  The standard would be effective for financial statements issued for fiscal years beginning after September 2, 2004.  The Company has reviewed the proposal and has determined that there is no impact on the consolidated financial statements, as the mineral rights or subsurface use rights as disclosed in note 7 are for non-producing properties at this time.  Therefore since these oil and gas properties, which relate to the subsurface use rights are not available for use, they are not subject to any depletion or amortization expense.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at September 30, 2004.

ITEM 3. CONTROLS AND PROCEDURES

Matthew Heysel the Company's chief executive officer and Tom Milne the chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation they have concluded that, as of the evaluation date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported in a timely manner.

Internal Control over Financial Reporting

It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. Due to its small size and limited financial resources, however, the Company's chief financial officer, a member of management, has been the only employee involved in accounting and financial reporting. The Board of Directors has recognized that as a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash and equivalents in the hands of the same employee. Usually, this lack of segregation of duties represents a material weakness in a company's internal control over financial reporting; however, based on the demonstrated integrity and trustworthiness of the Company's chief financial officer, the Board of Directors has had confidence that there have been no irregularities in the Company's financial reporting or in the protection of its assets as a result of this potentially material weakness in the Company's internal control over financial reporting, and that, under the circumstances, internal control over financial reporting has been as effective as is possible. There have been no changes in the Company's internal control over financial reporting since June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As soon as is practical, the Board of Directors will consider the assignment of specific duties for various other aspects of internal control over financial reporting to its chief executive officer and its chief financial officer. Once sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties within the accounting function and to improve internal controls.

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

On July 6, 2004, we issued warrants exercisable to acquire 491,315 common shares at $0.50 per share to Camp Kuriakos, Wolverton Securities and Canaccord International Ltd. as part of their commission in assisting us raise funds through a private placement.  These warrants expire on January 6, 2006.

On July 7, 2004, we issued 2,616,250 shares to accredited investors at $0.50 per share for gross proceeds of $1,308,125.  These securities were issued to non-U.S. persons outside the United States.

On September 20, 2004, we issued 2,440,000 shares to accredited investors at $0.50 per share for gross proceeds of $1,220,000.  These securities were issued to non-U.S. persons outside the United States.

Except as noted below, each of the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption there from is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

Regulation D Issuances

On May 13, 2004, we issued 8,000,000 shares to accredited investors at $0.50 per share for gross proceeds of $$4,000,000.  Such investors subscribed for a total of 8,000,000 shares at a price of $0.50 per share or total proceeds of $4,000,000. These issuances of shares were exempt from registration pursuant to Rule 506 of Regulation D. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption there from.

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

China Energy Ventures Corp.
Date: November 12, 2004	By:	/s/ MATTHEW HEYSEL Name: Matthew Heysel Title: Chief Executive Officer (Principal Executive Officer)
Date: November 12, 2004	By:	/s/ THOMAS MILNE Name: Thomas Milne Title: Chief Financial Officer (Principal Accounting Officer)