Form 10KSB
period 2004-12-31
BIG SKY ENERGY CORP
filed 2005-04-15
CIK 1075247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-------------------------

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

[ ]  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-28345

Big Sky Energy Corporation, formerly China Energy Ventures Corp. (Exact name of small business issuer in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	72-1381282 (I.R.S. Employer Identification No.)
Suite 750, 440 – 2nd Avenue SW Calgary, Alberta, Canada (Address of principal executive offices)	T2P 5E9 (Zip Code)
Issuer's telephone number:1(403) 234-8282
Securities Registered Under Section 12(b) of the Exchange Act:	None
Securities Registered Under Section 12(g) of the Exchange Act:	Common Stock, $0.001 par value (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Revenue for the most recent fiscal year: $nil

Aggregate market value of voting and non-voting common stock held by non-affiliates of the Corporation using the average of the bid and asked price of the common stock, as of March 31, 2005: $1.12

Number of shares outstanding of each of the Corporation's classes of common stock, as of December 31, 2004: 68,119,460 shares of common stock, par value US$0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

We are a development stage enterprise, which means we are in the process of developing our business. We commenced operations in 2000 as an Internet service provider in China. In fall of 2003, we changed our focus to oil and gas exploration and production, seeking to partner with China’s national petroleum companies, at which time we changed our name to China Energy Ventures Corp. Through acquisition of other companies, in 2003 and 2004, we acquired five onshore licenses in the prolific pre-Caspian basin in the Republic of Kazakhstan. We determined to develop these blocks independently, by investing our capital or joint venturing with other companies.

At the Annual General Meeting of Shareholders held in Calgary, Alberta December 3, 2004, shareholders approved changing the corporate name to Big Sky Energy Corporation, to reflect the changed nature of the business of the Corporation. Shareholders also elected three new directors, each of which have extensive business and finance experience in the Republic of Kazakhstan. Three directors, whose extensive business experience is primarily focused in China, did not stand for re-election to the Board of Directors. Throughout this document we use the “Corporation” to denote the single legal entity unless the context requires otherwise.

In December 2004, we sold our 100% shareholding in Big Sky Network Canada Ltd., which held our remaining assets in China, Big Sky Chengdu Technology Services Ltd, 100% owned, and our interest in the Sichuan Huayu Big Sky Network Ltd. joint venture, 50% owned. With this sale, we exited the Internet business in China. The sale of Big Sky Network Canada Ltd. is presented as a discontinued operation in our financial statements.

In January 2005, we commenced negotiations with Mr. S.A. (Al) Sehsuvaroglu to secure his services as our president. A contract was signed with Mr. Sehsuvaroglu and he assumed his new position on March 1, 2005. We also signed a contract with Mr. Ruslan Tsarni, who joined the Corporation as Vice-President, Business Development on March 15, 2005.

We have incurred losses since inception and we anticipate that we will continue to incur losses in the foreseeable future. Energy exploration and development entails significant risk  (see” Risk Factors”) that impact the sustainability of early stage development companies.

We have successfully raised new equity capital for new business ventures but may not be able to do so in the future. We are seeking to acquire producing oil and gas assets and to develop our own exploration potential. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from our operations or raise additional capital through debt or equity financings to meet our working capital and joint venture capital contribution obligations.  Recent private placements have raised sufficient additional capital to meet our obligations until December 31, 2006. Furthermore, we expect to acquire at least one oil-producing asset in 2005, using equity and debt to ensure sustainable operations in the future.

OVERVIEW OF CORPORATE STRUCTURE

We were incorporated in February 1993 as Institute for Counseling, Inc. under the laws of the State of Nevada.  On April 14, 2000, we acquired China Broadband (BVI) Corp., a British Virgin Islands company incorporated in February 2000, by issuing 13,500,000 shares of our common stock in exchange for all of the issued and outstanding common stock of China Broadband (BVI) Corp.  The former shareholders of China Broadband (BVI) Corp. became our controlling shareholders.  On April 14, 2000, subsequent to the above acquisition, we changed our name to "China Broadband Corp." and merged China Broadband (BVI) Corp. into China Broadband Corp. Our principal executive office is located at Suite 750, 440 – 2nd Avenue SW, Calgary, Alberta, Canada T2P 5E9, and our phone number there is 1-403-234-8282. Our principal business office, in Kazakhstan, is located in a recently constructed office tower in central Almaty at Suite 3, 132 Dostyk Avenue, Almaty, Kazakhstan 650051, and our phone number there is 7 3272 628 394.

We maintain a representative office in China at 1003 W2 Oriental Plaza, #1 East Chang An Avenue, Beijing, Peoples Republic of China 100738 and our phone number there is 86 10 8518 2686.

We maintain a World Wide Web site address at www.bigskycanada.com. Information on our web site is not part of this document.

On July 8, 2000, Big Sky Network Ltd. and Chengdu Huayu Information Co. Ltd. entered into a cooperative joint venture contract to form a joint venture company, Sichuan Huayu Big Sky Network Ltd., referred to as our Chengdu joint venture, under the laws of the People's Republic of China on Cooperative Joint Ventures using Chinese Foreign Investment.  We had agreed to provide up to $5,500,000 in financing for the joint venture, in the form of cash and equipment.  The Chengdu joint venture was granted the exclusive right to provide equipment and technical services to our Chinese joint venture partner’s subscribers to enable these subscribers to access the Internet. Our Chinese joint venture partner failed to meet its obligations under the joint venture agreement. As we were unable to achieve a successful working partnership, the business of the joint venture was discontinued. After discussions and negotiations with the joint venture partner failed to achieve a satisfactory alternative, we commenced arbitration to seek damages. To date, such arbitration has not been successful. Although we sold this business in December 2004, we retain a 25% interest in any favorable settlement of this action. As the outcome of this arbitration is uncertain, we attribute no value to this residual interest.

We, through Big Sky Network Canada Ltd, referred to as Big Sky Canada, held a 100% interest in Chengdu Big Sky Network Technology Services Ltd., referred to as Chengdu Technology Services, which resells high-speed broadband Internet service to companies and residents in the section of Chengdu designated as a high technology park. As noted above, we sold our shareholding in Big Sky Network Canada Ltd. on December 9, 2004 for $ 175,793.

Late in October 2003, we began investing in oil and gas assets, an area in which our management has knowledge and experience. We believed that it was the right time to diversify into the oil and natural gas industry using our management’s knowledge and experience.  We considered that this diversification would provide us with a revenue stream and financial stability, which would sustain our operations so that we could concentrate on growing our business in the oil and gas sector.

 On October 27, 2003, the Corporation entered into a Share Exchange Agreement with Big Sky Energy Kazakhstan Ltd., referred to as BSEK, a private company incorporated in Alberta, Canada, and all its shareholders of record.  Under the terms of the Agreement, we were required to issue up to a maximum of 8,000,000 common shares in a share exchange offer with the shareholders of record of BSEK as of October 27, 2003.  Management determined the net asset value per share and the number of shares to be issued based upon various criteria including a third party valuation.   On January 12, 2004, we issued 8,000,000 of our common shares to the shareholders of BSEK in exchange for their shares in BSEK.

BSEK has a 90% interest in KoZhaN LLP, referred to as KoZhaN, a Republic of Kazakhstan limited liability partnership, which has three petroleum licenses in the Atyrau region of Kazakhstan.

On December 29, 2003, we changed out name from China Broadband Corp. to China Energy Ventures Corp. On December 3, 2004 shareholders approved another name change to Big Sky Energy Corporation.

On May 10, 2004, Big Sky Energy Atyrau Ltd., at that time a 75% owned subsidiary, referred to as BSEA, purchased 100% of Vector Energy West LLP, a Kazakhstan limited liability partnership, referred to as Vector, for $4,430,000 which was determined by a valuation of Vector’s Atyrau and Liman-2 licenses which was performed by PetroGlobe (Canada) Ltd., an independent third party. On the same date, pursuant to the terms of an Agreement for Assignment of the Creditor’s Rights, BSEA paid $570,000 to Lorgate Management Inc.

On July 6, 2004, we closed a private placement of $8,050,000 and issued 16,100,000 shares.

Initially, we estimated that our cash requirements for all five contract areas would be approximately $35 million for 2005.  Considering that the minimum capital investments required by the respective hydrocarbon contracts in 2005 amount to approximately $16 million, we may decease the original amount filed with the Kazakh regulatory authorities for 2005 work commitment programs, to the expenditure level established by the five hydrocarbon contracts. In that case, we will re-file our annual work programs with the Kazakh authorities, to reflect this adjustment in our annual work programs.. Under applicable law, such adjustments in the work programs will require prior approval of the Kazakh regulatory authorities, which we believe can be obtained.

We currently have enough cash on hand to cover the expected level of general and administrative and other overhead costs throughout 2006. We had originally assumed work commitments on our licenses in Kazakhstan, which would require expenditures estimated at up to $35 million, which may be decreased upon prior approval of the Kazakhstan competent authority to the commitments defined in the respective five hydrocarbon contracts to a total amount of approximately $16 million. Our commitments are measured in actual work completed, not in money expended. We can successfully meet our work commitments for a lesser expenditure of money if we can perform the work more efficiently. Work commitments consist of well drilling, seismic shoots, data processing, workover and re-entry of existing wells and general business activity that serves to further develop, explore, produce and sell hydrocarbons in Kazakhstan.

Work program commitments for 2004 have been completed only in part. To satisfy the Kazakh regulatory authorities the work commitment not completed in 2004 have to be completed in 2005.

The following figure sets forth our corporate structure as at December 31, 2004.

Big Sky Energy Corporation (formerly China Energy Ventures Corp.) (the “Corporation”) a Nevada corporation
	100%	100%
Big Sky Energy Atyrau Ltd. (“BSEA”) an Alberta Corporation		Big Sky Energy Kazakhstan Ltd. (“BSEK”) An Alberta corporation
100%		90%
Vector Energy West LLP (“Vector”) a Kazakhstan limited liability partnership		KoZhaN LLP (“KoZhaN”) A Kazakhstan limited liability partnership

Neither we nor any of our subsidiaries have been subject to any bankruptcy, receivership or similar proceedings.

OVERVIEW OF BUSINESS STRATEGY

Oil and Gas Business

During the last half of 2003, we commenced the diversification of our efforts towards the exploration and exploitation of oil and gas in selected countries.  Our objective is to find fields with proven reserves that justify exploration and that require some enhanced recovery, workover, additional drilling or stimulation, and that have an exploration upside, located near infrastructure and markets, in countries with favorable fiscal and tax regimes and well developed commercial laws, including adequate environmental regulations. We determined that Kazakhstan was one country that meets these criteria and commenced efforts to locate acquisition opportunities there.

Big Sky Energy Kazakhstan Ltd.

Big Sky Energy Kazakhstan Ltd. was incorporated on July 29, 2003 in Alberta, Canada and holds a 90% interest in KoZhaN, which has three petroleum licenses in the Atyrau region of Kazakhstan.

In late 2003 and early 2004, BSEK entered into various share purchase agreements with Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd., a wholly owned subsidiary of Sinopec Corp. for an investment into BSEK of $10,000,000.  We decided to pursue this project ourselves and on July 1, 2004, a Severance Agreement was completed by BSEK and Shengli that terminated all of the various share purchase agreements and BSEK repaid funds that had been received from Shengli. Management will consider other farm out options to third parties as opportunities arise.

On October 27, 2003, the Corporation entered into a Share Exchange Agreement with BSEK and all its shareholders of record.  Under the terms of the Agreement, we forwarded $500,000 to BSEK as a short-term loan, which was to be repaid within 60 days.  As well, we were required to issue up to a maximum of 8,000,000 common shares in a share exchange offer with the shareholders of record of BSEK as of October 27, 2003.  Management determined the net asset value per share and the number of shares to be issued based upon various criteria including a valuation performed by PetroGlobe (Canada) Ltd., a third party independent petroleum engineering firm. In December 2003, we forwarded an additional $625,000 to BSEK as a short-term loan, which was to be repaid within 60 days. On January 12, 2004, we issued 8,000,000 of our common shares to the shareholders of BSEK in exchange for their shares in BSEK thereby giving us 100% ownership of BSEK.  On January 14, 2004, BSEK made a payment of $250,000 on the initial loan made in October 2003. On January 20, 2004, we extended the repayment terms on both loans to BSEK to June 1, 2004 and set the interest rate at 5% per annum.  As of December 31, 2004, these loans had not been repaid.  BSEK will repay them once it has started production.

Mr. Matthew Heysel, who is a shareholder, Chairman and Chief Executive Officer of the Corporation; was Chairman and Chief Executive Officer of BSEK and also the Vice-Chairman of KoZhaN at the time of the Share Exchange Agreement with BSEK.  Mr. Heysel, as a board member of the Corporation and BSEK, voluntarily abstained from voting on the transaction with BSEK.  Mr. Heysel continues to hold his directorships with these entities, but has relinquished his Chief Executive Officer designation to Mr. Sehsuvaroglu.

Mr. Daming Yang, who is a shareholder and director of the Corporation, was the President and a director of BSEK and also the Chairman of KoZhaN at the time of the Share Exchange Agreement with BSEK.  Mr. Yang, as a board member of the Corporation and BSEK, voluntarily abstained from voting on the transaction with BSEK. Mr. Yang continues to hold his directorships and offices with these entities.

Mr. Kai Yang, at the time of the Share Exchange Agreement with BSEK, was a major shareholder of the Corporation, the sole shareholder of Big Sky Energy Canada Ltd., which held 80% of the stock of BSEK and Mr. Daming Yang’s brother.

 On February 27, 2004, the Corporation entered into an Asset Purchase Agreement with IbrizOil Inc., an Alberta corporation, hereinafter referred to as Ibriz.  Under the terms of the agreement, Ibriz assigned its 5% over-riding royalty in BSEK’s interest in KoZhaN in exchange for common stock of the Corporation.  The value of the royalty held in Ibriz was determined using the results of the valuation report performed by PetroGlobe (Canada) Ltd., an independent third party, in connection with the Share Purchase Agreement entered into by the Corporation and BSEK on October 27, 2003.  The amount of common stock issued was determined using the average closing price of our common stock for the five days prior to February 27, 2004.  On March 4, 2004, we issued 681,475 common shares to Ibriz in connection with the agreement. At the time of this transaction, Mr. Van Doorne was our Executive Vice President, the Managing Director of BSEK and a shareholder of the Corporation, as well as, the Chief Executive Officer, a director and a shareholder of Ibriz. On March 18, 2005, Mr. Van Doorne resigned as Chief Executive Officer and a director of Ibriz.

KoZhaN

KoZhaN was incorporated as a limited liability partnership on April 28, 2001 in the Republic of Kazakhstan by five Kazakhstani nationals unrelated to us.

On February 17, 2003, KoZhaN entered into agreements with the Government of Kazakhstan for the exploration and development of three petroleum licenses in the Atyrau region of western Kazakhstan.

-

The Morskoe license covers an area of 18,434 acres.  The Morskoe field was discovered in 1965 and has proved undeveloped reserves of 3 million barrels, as determined by PetroGlobe (Canada) Ltd., an independent engineering company based in Calgary, Canada (the Government of Kazakhstan established proven recoverable reserves of 506kt (4.2 million barrels)).  In 1965, five wells were drilled in the field, resulting in four oil wells.  One well tested a combined oil flow of 1300 barrels of oil per day (“bopd”).  The wells were shut-in and have never produced oil. A development well was started in the fourth quarter, 2004. Adverse weather conditions and mechanical problems have delayed the completion of this well. Update here will depend on what we have pressed released, if anything. Man, I want a press release.

-

The Karatal license, which covers an area of 103,982 acres.  Several wells drilled in the late 1960s on the property tested small oil flows. The Government of Kazakhstan has established proven recoverable reserves of 337kt (2.8 million barrels).

-

The Dauletaly license covers an area of 33,359 acres.  No reserves have been established on the license, which is adjacent to the Krykmyltyk field, which is currently producing approximately 2,000 bopd.

In August 2003, in an arms-length transaction, the five shareholders of KoZhaN, each holding a 20% interest in KoZhaN, entered into a Sale and Purchase Agreement with BSEK whereby BSEK purchased a 90% interest in KoZhaN for future consideration based upon the achievement of KoZhaN production milestones.  BSEK entered into this agreement in order to obtain the contractual rights for exploration and development for the Morskoe, Karatal and Dauletaly fields owned by KoZhaN. BSEK currently owns a 90% interest in KoZhaN and the remaining five shareholders each own a 2% interest.  BSEK is required to make the following payments to the five shareholders, as a group, upon KoZhaN achieving the following milestones:

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

-

Upon awarding of a new tender for subsurface use rights outside the Contract Territories, KoZhaN shall pay a bonus of $0.05 multiplied by the number of barrels of oil attributed to the oilfield reserves associated with that award as defined in State Balance of Reserves (Oil) of Kazakhstan as of January 1, 2000.  Payment of the bonus shall be made within 30 days of the tender being awarded.

-	Under the terms of the Sale and Purchase Agreement, 1 tonne equal 7 barrels.

Big Sky Energy Atyrau Ltd.

Big Sky Energy Atyrau Ltd. was incorporated on April 8, 2004 in Alberta, Canada.  Initially, we owned 75% of this subsidiary and Fullup Limited, a Cypriot registered corporation, owned 25%.   We entered into this corporate arrangement with Fullup Limited based upon representations from it that it would be able to present us with oil and gas opportunities in the Atyrau area of western Kazakhstan.

As consideration for facilitation of the successful acquisition of Vector, BSEA granted a royalty to Fullup Limited of $1.00 per barrel on oil sold by Vector from the Atyrau and Liman-2 licenses. On November 10, 2004, BSEA and Fullup Limited, entered into a Share Exchange Agreement whereby Fullup Limited agreed to exchange its 25% interest in BSEA for 3,500,000 common shares of the Corporation.

Vector Energy West

Vector Energy West was incorporated as a limited liability partnership in the Republic of Kazakhstan on July 4, 2001.

On December 28, 2002, Vector Energy entered into agreements with the Government of Kazakhstan for the exploration and development of two petroleum licenses in western Kazakhstan.

-

The Atyrau license covers an area of 2,599,044 acres.  The Atyrau field is located on the north shore of the Caspian Sea, near the city of Atyrau.  This block has some 33 salt domes identified by seismic. Of these, 8 post salt prospects have been identified and drilled.  The Kazakh government has assigned 172 million barrels of potential reserves to these post salt prospects on this block.

-

The Liman-2 license covers an area of 1,015,599 acres.  The Liman-2 field is located immediately west of the Atyrau license on the north shore of the Caspian Sea.  This block has some 10 un-drilled salt domes.  The Kazakh government has assigned 167 million barrels of potential reserves to 4 of these prospects.

 On June 1, 2004, Vector granted a royalty of $1.00 per barrel of oil sold by Vector from the Atyrau and Liman-2 licenses to the former President of Vector. This royalty expires June 1, 2005.

Big Sky Energy Ltd.

Big Sky Energy Ltd. was incorporated on May 31, 2004 in Alberta, Canada in order to have a representative oil and natural gas office in China.  We own 100% of this subsidiary, which is currently inactive.

Oil and Gas Business

In Kazakhstan, producers have the right to negotiate sales contracts directly with purchasers, allowing the market to determine the price of oil.  Under the terms of the three Contracts for Exploration and Production of Hydrocarbons (“Hydrocarbon Contracts”) entered into by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan and KoZhaN on the Morskoe, Karatal and Dauletaly Fields, referred to as the Hydrocarbon Contracts, all production has to be sold into the domestic market during the Exploration Phase of the Hydrocarbon Contracts. The Exploration Phase has a maximum term of 6 years.  We have the right to accelerate the exploration activities and thus shorten the exploration phase.  During the Exploitation Phase we can sell up to 80% of our production on the international markets.  Currently domestic prices are approximately US$145 per tonne. If the domestic market cannot absorb the produced hydrocarbons we can sell our product on the international market.

Competition

Oil and Gas Business

Several domestic and international companies operate in Kazakhstan.  The Government of Kazakhstan issues licenses on a regular basis through bidding rounds.  Shares in existing licenses can be freely sold and purchased, subject to the terms of the individual Charter and Foundation Agreements in place.  Late in 2004, the Government of Kazakhstan passed legislation providing certain pre-emptive rights whereby the government has the right to acquire interests in fields if there is an intention of the license holder to sell or farm out to a third party. However, there is little competition from foreign companies for the assets targeted in Kazakhstan by us.  Major international companies target the large high-risk offshore blocks in the Caspian Sea.

Local refineries are generally amply supplied by existing producers.  Although we are required to sell our crude into the local markets, we can sell our produced hydrocarbons into the international markets if the refineries are not capable of accepting our production.  There are no restrictions to access the pipelines exporting crude from Kazakhstan, except that a transportation agreement has to be signed with KazTransOil and export quotes have to be obtained from the Ministry of Energy.

Employees and Consultants

As the focus of business of the Corporation centers in Kazakhstan, more of the officers and management will be located in the Almaty office. Beginning with our President, we expect to operate our business from Almaty. Field operations personnel will work from an office in Atyrau or will be located at various field work sites.

Vector and KoZhaN engage local staff as required to manage their business.  We anticipate that we and our subsidiaries on an as-needed basis will hire additional employees over the next fiscal year. We are consolidating our two offices in Almaty. Set forth below is an indication of current operations and the numbers of employees and consultants required by our subsidiaries and us to maintain current operations, as at March 31, 2005:

	Number of Employees/Consultants
	Management	Sales	Technical	Administrative
Kazakhstan	4	0	5	7
China	1	0	0	1
Canada	1	0	0	2
Other	1	0	0	0

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

Risks Relating To Our Business

We have a limited operating history and have changed the focus of our operations by entering into the oil and gas industry.  The failure of our plans could ultimately force us to reduce or suspend operations and even liquidate our assets and wind-up and dissolve our company.

We have a limited operating history, a history of minimal revenues and a history of losses.  We began our business activities in April 2000 in China.  Our operations in the Chinese Internet market produced only minimal revenues and we have divested this business, effective December 9, 2004. We have diversified our operations to oil and natural gas exploration and production, an area in which our management have been successful, although we do not know if we will be successful in any of these plans due to our early stage of operations in the oil and gas industry.

We have incurred net losses since inception and anticipate that losses will continue. Should losses continue indefinitely, it would eventually result in us ceasing operations.

We have incurred losses since inception and had an accumulated deficit of $30,185,135 at December 31, 2004. We anticipate that we will continue to incur net losses due to an increased level of planned operating and capital expenditures, increased sales and marketing costs, high costs associated with oil and gas exploration and development, additional personnel requirements and our general growth objectives.  We anticipate that our net losses will increase in the near future as we implement our business strategy and commence oil and gas exploration.  Our ability to earn a profit will depend on the success of our oil and gas exploration and development programs, which has not yet been achieved.  We may never achieve profitability.

Our ability to continue as a going concern requires us to raise additional funds and produce working capital from oil and gas operations.

In light of our lack of profitability and the risks described in this section, our management and our independent registered chartered accountants have expressed substantial doubt as to our ability to continue as a going concern.   At December 31, 2004, we had net working capital deficiency of $1,705,240.  We will need additional capital or a farmout of our interests to third parties to fund any new ventures, which is uncertain and will likely result in the dilution to existing shareholders’ interests.

Our inability to retain our key managerial personnel could affect our ability to continue conducting our business.

Our success depends to a significant extent on the continued efforts of our executive officers, principally Messrs. Heysel, Sehsuvaroglu and Tsarni, who are responsible for the continuing development of our oil and gas assets. The loss of any one of these individuals could have a material adverse effect on our ability to continue to locate, negotiate and acquire oil and gas assets and financing to develop these assets. We would have to replace any such individuals with someone that has commensurate experience abilities if they were to leave us. We have entered into employment and non-competition agreements with all of these individuals.

Our business may be adversely affected by relationships between the United States and the countries in which we do business, which may impede our ability to operate in the countries in which we are located.

We are a Nevada corporation and subject to the laws of the United States.  Our principal businesses are conducted through wholly-owned subsidiaries that operate in Kazakhstan.  Our business is directly affected by political and economic conditions in Kazakhstan.  Our business may be adversely affected by the diplomatic and political relationships between the U.S., China, Russia and Kazakhstan.  These relationships may adversely influence the Kazakhstan government and public opinion of U.S. corporations conducting business in Kazakhstan and may affect our ability to obtain regulatory approval to operate effectively.  In addition, boycotts, protests, governmental sanctions and other actions could adversely affect our ability to operate profitably.

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

Fluctuations in commodity prices could have a material impact on our revenues, which would affect our profitability.

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

The tax environment in Kazakhstan is subject to change, inconsistent application, interpretation and enforcement.  Non-compliance with Kazakhstan laws and regulations can lead to the imposition of penalties and interest.  We intend to make every effort to conform to these laws and regulations. However, our interpretations and those of our advisors may not be the same as those of government officials, which could lead to penalties and interest.

Vector and KoZhaN face competition which could adversely affect their ability to penetrate the oil and gas market in Kazakhstan which may make it difficult to attain profitability.

The oil and gas market is competitive and some of the competitors of Vector and KoZhaN are major international energy industry operators.

These competitors have various advantages over Vector and KoZhaN, including:

-	substantially greater financial resources, which gives them greater flexibility when developing their exploration and drilling programs;
-	greater recognition in the industry, which influences a potential partners’ decision to participate in programs;
-	larger operations, which provides economies of scale and operating efficiencies not available to Vector or KoZhaN;
-	longer operating histories; and
-	more established relationships with government officials and other strategic partners.

Vector and KoZhaN may be unable to successfully compete with these established competitors, which may adversely affect their ability to acquire Hydrocarbon Contracts, licenses and drilling permits, which could impact their ability to generate revenue.

Compliance, interpretation and enforcement with evolving environmental laws and regulations may impact our expenses in a negative manner, which would directly impact our profit margins.

Extensive national, regional and local environmental laws and regulations in Kazakhstan affect the operations of Vector and KoZhaN.  These laws and regulations set various standards regulating certain aspects of health and environmental quality which provide for user fees, penalties and other liabilities for the violation of these standards and establish, in some circumstances, obligations to remediate current and former facilities and off-site locations. We believe we are currently in compliance with all existing Kazakhstan environmental laws and regulations.  However, as new environmental laws and legislation are enacted and the old laws are repealed, interpretation, application and enforcement of the laws may become inconsistent.  Compliance in the future could require significant expenditures, which would directly impact our profit margins.

If Vector and KoZhaN repeatedly do not honor their capital expenditure commitments with the Republic of Kazakhstan, they may lose their exploration licenses.

Pursuant to the three Hydrocarbon Contracts, a commitment was made by KoZhaN to invest, in Kazakhstan, an aggregate of $16.43 million in capital expenditures, investments or other items that may be treated as capital assets of KoZhaN on or before December 31, 2009. KoZhaN has commenced this investment using loans from BSEK and intends to fund this investment using further loans from BSEK and, in the long term, from future production revenues.  These expenditures will be used to further exploit and develop existing fields and to explore for additional reserves to enhance future production and revenues.  If the required investment is not made within the agreed time period, KoZhaN may lose its exploration licenses.  If the exploration effort is unsuccessful or future exploration is determined to be not profitable, KoZhaN can elect not to invest the balance of the required exploration investment.

Pursuant to the Liman-2 and Atyrau Hydrocarbon Contracts, Vector has committed to invest for its two exploration assets an aggregate of $53.9 million in capital expenditures, investments or other items that may be treated as capital assets of Vector on or before December 31, 2007. Vector has funded its operations using loans from its parent company and will further finance its subsoil use activities using funds of its parent company and further production revenues. If the required capital investment commitments are not met within the agreed exploration period, Vector may lose its exploration licenses. If the exploration effort is unsuccessful or future exploration is determined to be not profitable, Vector may withdraw from the Hydrocarbon Contracts without investing the balance of the required exploration investment.

We may suffer currency exchange losses if the Tenge depreciates relative to the U.S. dollar.

We report in U.S. Dollars.  Anticipated early oil production will likely be sold on the domestic market where selling prices are determined in the Tenge, the currency of Kazakhstan.  The majority of our Kazakhstan operating costs will be denominated in Tenge.

Should we become profitable, we will be subject to Kazakhstan’s Excess Profits Tax, which would reduce our profit margin.

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

Our assets are located outside the United States and are held through wholly owned subsidiaries incorporated under the laws of  Canada and Kazakhstan.  Our current operations are conducted in Kazakhstan.  In addition, our directors and officers are nationals and/or residents of countries other than the United States.  All or a substantial portion of the assets of these persons are located outside the United States.  As a result, it may be difficult for you to effect service of process within the United States upon these persons.  In addition, there is uncertainty as to whether the courts of  Canada or Kazakhstan would recognize or enforce judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in these countries against us or such persons predicated upon the securities laws of the United States or any state thereof.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules thereby potentially limiting the liquidity of our shares.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  Our shares are quoted on the OTC/BB, and the price of our shares ranged from $0.01 (low) to $10.00 (high) during the period from September 25, 2000 to March 31, 2005.  The closing price of our shares on March 31, 2005 was $1.12.  NASD broker-dealers who act as market makers for our shares generally facilitate purchases and sales of our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

ITEM 2.

DESCRIPTION OF PROPERTY.

 Our principal Kazakhstan business office is located at Suite 3, 132 Dostyk Avenue, Almaty, Kazakhstan 650051. The office consists of approximately 4,000 square feet of office space held under a lease that expires November 30, 2005. We intend to renew this lease for the foreseeable future. Monthly rental cost for this space is approximately 1 million Tenge, approximately US$7,700. This is also the registered office for Vector.

Our principal executive office and our offices of BSEK and BSEA are located at Suite 750, 440 – 2nd Avenue SW., Calgary, Alberta, Canada, T2P 5E9 and consists of approximately 4,000 square feet of office space held under a lease that expires on May 30, 2007 subject to certain early termination provisions after one year.  The monthly rental cost of this space is Cdn.$10,308, plus variable operating costs.

KoZhaN has an office located at 1/1 Dzhandosov Street, Almaty, 480008, Kazakhstan and consists of approximately 590 square feet of office space held under a lease that expires on June 30, 2005 at a monthly rental cost of $3,000. The lease is renewable for consecutive three-month periods.  We plan to discontinue this lease in the near future.

Our Beijing representative office is located at 1003 W2 Oriental Plaza, #1 East Chang An Avenue, Beijing, Peoples Republic of China 100738. The office consists of 197 square metres, approximately 1200 square feet, held under a lease that expires February 28, 2006 at a monthly rent of $4,925 plus management fees.

OIL AND GAS PROPERTIES

Morskoe License

The Morskoe License is located near Tengiz in western Kazakhstan, about 90 kilometers southwest of Kulsary railway station.  Neighboring producing oilfields include Tengiz 10 miles to the northeast and Prorva, 10 miles to the south.  The field was identified by seismic investigation in 1963 and proven through drilling in 1965.  It shows the anticlinal structures draped over the top of the salt dome and delineated to the northwest by a fault.  The oil-bearing horizons belong to the Lower Cretaceous Series at a depth of 4,000 feet.

The oil has been trapped in sandstones with a porosity exceeding 20%.  Net pays of over 20 feet have been established.  Three wells are prime candidates for re-completion, having tested oil at combined rates of over 1,000 bopd.  The quality of the crude ranges from 35° to 25° American Petroleum Institute (“API”).  An independent consultant established a fair market value of $7.l7 million using a Discount rate of 15% for the Morskoe reserves. An independent consultant has established proved undeveloped reserves of 3 million barrels.

The License has an area of 18,434 acres.  We have the rights from surface to the Lower Permian.

Karatal License

The Karatal License is located near Makat in western Kazakhstan, about 50 miles north of Atyrau, western Kazakhstan’s major city.  All large North American and European service companies are operating out of Atyrau.  Neighboring producing oilfields include Daraimola 10 miles to the northwest and Tanatar, 5 miles to the east.  The field was identified by seismic investigation in 1958 and proven through drilling in 1959.  It shows several anticlinal structures draped over the top of salt domes and delineated by faults.  The oil-bearing horizons belong to the Lower Cretaceous Series at depths between 300 and 3,000 feet.  The oil has been trapped in sandstones with a porosity exceeding 20%.  Two wells are prime candidates for re-completion, having tested small amounts of oil.  Although some oil production has been established, the license is considered an exploration block.

The License has an area of 103,982 acres.  We have the rights from surface to the basement.

Dauletaly License

The Dauletaly License is located near Emba in western Kazakhstan, about 60 miles northeast of Kulsary.  Neighboring producing oilfields include Krykmyltyk 1 mile to the north and Zhubantam, 10 miles to the east.    It shows several typical anticlinal structures draped over the top of salt domes and delineated by faults.  The license is considered an exploration block, with substantial deep potential, based on regional maps.

The License has an area of 33,359 acres.  We have the rights from surface to the basement.

Atyrau and Liman-2 Licenses

On December 28, 2002, Vector entered into a Hydrocarbon Contractor contract with the Government of the Republic of Kazakhstan to explore for and produce hydrocarbons in the Atyrau and Liman-2 oilfields in the Atyrau region. From that date to December 31, 2003, no major exploration activities have been carried out. In accordance with the Hydrocarbon Contract  #1077, dated December 28, 2002. Vector received the right to perform exploration activities on the Atyrau oilfield during 6 years from 2003 to 2008. In accordance with the Hydrocarbon Contract dated December 28, 2002, Vector received the right to perform exploration activities on the Liman-2 oilfield during 5 years from, 2003 to 2007 inclusive and to perform production activities during the subsequent 20 years.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 9, 2004, we solicited votes from selected shareholders of record to approve an increase in our authorized share capital from 50,000,000 to 150,000,000, par value $0.001 per share.  We received an affirmative vote of 20,354,379 or 51% of our issued and outstanding shares (39,944,744 shares).

On December 3, 2004 at our Annual General Meeting of Shareholders, shareholders voted in favor of increasing the number of options authorized for issuance under the Corporation’s 2000 Stock Award Plan from 8,000,000 to 15,000,000. The Shareholders also approved a name change from China Energy Ventures Corp. to Big Sky Energy Corporation. The Shareholders also voted in favor of amending the By-laws of the Corporation to require a minimum number of board members to be three and a maximum number to be eleven.

PART II

ITEM 5.

MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock, par value $0.001 per share is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board (“NASD-OTC-BB”), under the symbol "BSKO".  The following information was obtained from http://finance.yahoo.com:

Period	High	Low
2003:
First Quarter	$0.08	$0.04
Second Quarter	$0.39	$0.01
Third Quarter	$0.45	$0.14
Fourth Quarter	$1.06	$0.16

2004:
First Quarter	$0.91	$0.58
Second Quarter	$0.65	$0.53
Third Quarter	$0.64	$0.45
Fourth Quarter	$0.79	$0.49
2005:
January 1 – March 31	$1.16	$0.47

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

As of April 7, 2005 we had approximately 260 shareholders of record and 97,438, 660 common shares issued and outstanding.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)(4)
Big Sky Energy Corporation 2000 Stock Option Plan (2)	6,175,000	$0.08	8,723,334
Alternative Compensation Plan (3)	1,317,198	$0.08	0

(1)	Excluding securities reflected under “Number of securities to be issued upon exercise of outstanding options, warrants and rights”.
(2)	Approved by our shareholders on June 29, 2001.
(3)	Adopted by the board of directors on March 22, 2002 and approved by our shareholders on June 14, 2002.
(4)	Approved by our shareholders on December 3, 2004 to a maximum of 15,000,000 options.

RECENT SALES OF UNREGISTERED SECURITIES

During 2004, we granted 100,000 options exercisable to acquire common shares to a consultant.  These options were priced above the fair market value on the date of grant with an exercise price of $0.56 per share. The options were subject to vesting conditions based upon continued performance of services, pursuant to which one-third of the granted options vested on the date of grant, and one-third of the granted options would prospectively vest on each of the first and second anniversaries of the date of grant, respectively.

Name	No. Of Shares	Exercise Price	Expiry
Mae Collet	100,000	$0.56	06/24/09

On January 26, 2004, we issued 100,000 shares to an accredited investor at $0.25 per share for gross proceeds of $25,000.  These securities were issued to a non-U.S. person outside the United States.

On February 11, 2004, we issued 66,666 shares upon a Stock Option Award being exercised at a price of $0.05 per share for gross proceeds of $3,333.30.  These securities were issued to a non-U.S. person outside the United States.

On March 4, 2004, the Corporation issued 681,475 common shares to Ibriz in connection with an Asset Purchase Agreement that we entered into with Ibriz.  The amount of common stock issued was determined using the average closing price of our common stock for the five days prior to February 27, 2004, which resulted in a share price of $0.61 per share.  These securities were issued to a non-U.S. entity outside the United States.

On January 12, 2004, the Corporation completed the acquisition of 100% of the issued and outstanding share capital of BSEK.  The Corporation issued 8,000,000 common shares at a deemed price of $0.286 per share, being the trading price of the Corporation’s shares at the date of announcing the transaction, for total consideration including transaction costs of $2,288,000 as described in Note 5.

On April 12, 2004, the Corporation issued 299,716 common shares to Canaccord Capital (Europe) Limited for total proceeds of $74,929 in connection with the exercise of a warrant issued on April 3, 2002.  The warrant was for a total of 299,716 common shares with an exercise price of $0.25.

On May 7, 2004, the Corporation closed on the first tranche of a private placement and issued 13,483,750 shares for gross proceeds of $6,741,875. The costs associated with the private placement includes a finders fee equal to 6% of the gross proceeds received by the Corporation and warrants to be issued to the finders that equal 6% of the shares issued under the private placement. The total share issuance costs for this tranche were $373,537.

On July 6, 2004, an additional 2,616,250 shares of the Corporation’s common stock was issued at $0.50 per share, totaling $1,308,125.  The private placements were expressly subject to BSEA closing on the acquisition of Vector.  Costs associated with this private placement included a finders fee equal to 6% of the gross proceeds received by the Corporation and warrants to be issued to the finders that equal 6% of the shares issued under the private placement. The total share issuance costs were $97,193.

On September 20, 2004 the Corporation closed on the third tranche of a private placement and issued 2,440,000 shares for gross proceeds of $1,220,000.  The costs associated with this private placement included a finders fee equal to 6% of the gross proceeds received by the Corporation and warrants to be issued to the finders that equal 6% of the shares issued under the private placement. The total share issuance costs for this tranche were $208,070.

On November 15, 2004 the Corporation issued 35,000 shares on the exercise of stock options for total proceeds of $1,750.

On November 17, 2004 the Corporation closed on the fourth tranche of a private placement and issued 5,800,000 shares for gross proceeds of $2,900,000. The costs associated with this private placement include a finders fee equal to 6% of the gross proceeds received by the Corporation and warrants to be issued to the finders that equal 6% of the shares issued under the private placement. The total share issuance costs for this tranche were $437,241.

On November 10, 2004 the Corporation entered into an agreement to issue 3,500,000 common shares in exchange for the 25% minority interests in BSEA at a deemed price of $0.73 per share, which represents the closing market price for the Corporation’s Common Shares on November 10, 2004 for total proceeds of $2,555,000.

The Corporation applies the fair value method in accounting for warrants issued as a finder fee. The fair value is measured using a Black-Scholes valuation model. And is netted as a cost of share issuance.

In March 2005, the Corporation issued 1,750,000 shares to four option holders who exercised options previously granted, at an exercise price of $0.05 per commons share for proceeds of $87,500.

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

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following summary financial data should be read in conjunction with the remainder of "Management's Discussion and Analysis or Plan of Operation" and the consolidated financial statements and notes to such consolidated financial statements included in this report.  The selected historical financial as at December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, 2002 and from inception date (February 1, 2000) to December 31, 2004 has been derived from our audited consolidated financial statements.

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	YEAR ENDED DECEMBER 31, 2004	YEAR ENDED DECEMBER 31, 2003	YEAR ENDED DECEMBER 31, 2002	PERIOD FROM FEBRUARY 1, 2000 TO DECEMBER 31, 2004
Loss from continuing operations	$6,816,252	$3,194,368	$2,215,324	$20,071,119
Income (Loss) from discontinued operations	$24,204	$64,606	($376,156)	($10,114,016)
Net loss	$6,792,048	$3,129,762	$2,591,480	$30,185,135
Basic loss per share	($0.13)	($0.13)	($0.12)	-
Basic weighted average
Common Shares Outstanding	51,585,004	23,536,537	21,774,775

Balance Sheet Data:

	December 31, 2004	December 31, 2003
Cash and cash equivalents	$983,734	$1,068,451
Working capital (deficiency)	($1,705,240)	$2,241,254
Total assets	$24,583,455	$2,790,706
Total stockholders’ equity	$13,397,829	$2,528,393

NATURE OF OPERATIONS

Late in 2003, the Corporation began investing in oil and gas assets in addition to its Internet service business in China, a transition which concluded December 9, 2004 from selling Big Sky Network Canada Ltd., to become an oil and gas exploration and production company. We acquired KoZhaN and Vector Energy West.  By acquiring these companies the Corporation gained a significant acreage position in the prolific pre-Caspian basin of western Kazakhstan, located close to infrastructure and transportation.

In the fourth quarter, the Corporation spudded its first well, Morskoe # 10. Our near term objectives include the drilling completion and testing of Morskoe #10, followed by the drilling or working over of additional wells offsetting Morskoe #10, should we have positive test results.

We are also intent on farming out selected high risk exploration targets.  Initially, the Corporation focused its partnership initiatives on China’s major national oil and gas production and service companies and since has expanded its farm out discussions to include established multinational energy companies.

We believe that these activities will lead to a sustainable platform on which to build the Corporation in Kazakhstan. In addition to building a base in Kazakhstan, the Corporation is trying to secure additional licenses in other countries, using the diverse expertise of its officers and consultants.

The Corporation raised over US$12 million of new common equity in 2004. While access to the capital markets is always subjective, the current levels of energy prices support investor interest in financing new projects. The Corporation is basing its growth strategies on attaining a sustainable level of cash flow from low risk energy development of existing licenses while securing additional licenses subject to available financing on economic terms.  The Corporation raised an additional $13.7 million in equity capital in February 2005.

RESULTS OF OPERATIONS

Revenues

For 2004 and 2003, the Corporation did not earn revenues. We have added oil and gas properties through the acquisition of KoZhaN and Vector; however these properties are currently undeveloped and consequently did not provide revenue during the period.

Expenses

During 2004 and 2003, we incurred operating expenses of $6,591,615 and $3,208,603 respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	YEAR ENDED DECEMBER 31, 2004 $	YEAR ENDED DECEMBER 31, 2003 $	PERIOD FROM FEBRUARY 1, 2000 TO DECEMBER 31, 2004 $
Office Costs	5,586,469	3,073,825	17,330,204
Professional Services	759,984	122,672	2,724,450
Investor Relations	245,162	12,106	1,415,251
Extinguishment of debt	-	-	(1,422,225)
Miscellaneous	-	-	212,114
TOTAL	6,591,615	3,208,603	20,259,794

Office costs include the costs of executive management, administrative consultants, rent, insurance, travel and general offices costs associated with maintaining our business offices and operation in Canada and Kazakhstan. The increase in office costs from 2003 is due to acquisition of additional subsidiaries during the year and their related costs.

There is $385,690 (2003 – $455,000) of office costs related to maintaining an office in Beijing. These costs decreased as a result of the Corporations change in focus to oil and gas operations

Professional services include accounting, audit and legal advisory costs.  Professional costs have increased in 2004 compared to 2003.  The overall increase in professional services was due to increased legal, audit and accounting fees due to the increased activity of the oil and gas operations in the subsidiaries.

The financial statements of the Corporation’s two subsidiaries have been translated into US Dollars from Kazakhstan Tenge.  The subsidiaries maintain their accounting records in Tenge.  A majority of KoZhaN’s and Vector’s capitalized costs, expenses, liabilities, loans and cash flows are denominated in US Dollars.  Accordingly, KoZhaN and Vector have determined that the US Dollars is its functional currency.  KoZhaN’s and Vector’s long-lived assets and equity are translated using historic exchange rates.  Gains and losses arising from these translations are reported in the consolidated statement of operations.  The foreign currency loss related to this translation was $193,130.  The Corporation maintains offices in Canada and China and may incur foreign exchange losses in meeting its operating expenses in local currencies relative to the US dollar. In 2004, foreign exchange losses for operations in China and Canada were $33,808.  The Kazakhstan Tenge is not a fully convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities into US Dollars for the purpose of these financial statements does not indicate that the Corporation could realize or settle in US Dollars the reported values of the assets and liabilities.

We record the fluctuations in the fair value of certain unexercised stock options as a deferred compensation asset (reported as a reduction of stockholders’ equity on the balance sheet). This asset is amortized over the life of the stock options as non-cash compensation expense. The non-cash compensation expense in 2004 was $758,264 (2003 – $1,541,174)

Summary of Non-cash Compensation Expense since inception:

	Expense	Unamortized Deferred Compensation
Options
Options granted June 29, 2001	3,841	-
Options granted November 13, 2001	-	-
Options granted October 21, 2002	-	-
Options granted October 21, 2002	707,006	-
Options granted April 26, 2003	14,749	4,594
Options granted June 24, 2004	32,668	23,332
Total	$758,264	$27,926

Losses

Since we are in the development stage, all losses accumulated since inception is considered as part of our development stage activities.

Discontinued Operations

In December 2004, we sold our 100% shareholding in Big Sky Network Canada Ltd., which held our remaining assets in China, Big Sky Chengdu Technology Services Ltd, 100% owned, and our interest in the Sichuan Huayu Big Sky Network Ltd. joint venture, 50% owned. With this sale, we exited the Internet business in China. The sale of Big Sky Network Canada is presented as a discontinued operation in our financial statements.

CAPITAL EXPENDITURES AND INVESTMENTS

The Corporation began investing in oil and gas assets in addition to its Internet service business in China, to become an international oil and gas exploration and production company. This began with the acquisition of KoZhaN and continued with the acquisition of Vector.  By acquiring these companies the Corporation gained a significant acreage position in the prolific pre-Caspian basin of western Kazakhstan located close to infrastructure and transportation. The Corporation sold all of its Internet assets in China on December 9, 2004.

In the fourth quarter of 2004, the Corporation spudded its first well, Morskoe # 10. Our near term objectives include the drilling, completion and testing of Morskoe #10, followed by the drilling or working over of additional wells offsetting Morskoe #10, should we have positive test results.  We farmed out 45% of out interest in the Morskoe license in exchange for a turnkey completion of the Morskoe # 10 well with cost of completing the well to be paid by the farmee.

We are also intent on farming out selected high risk and high cost exploration targets.  Initially, the Corporation focused its partnership initiatives on China’s major national oil and gas production and service companies and since has expanded its farm out discussions to include established energy companies.

 We believe that these activities will lead to a sustainable platform on which to build the Corporation. In addition to building a base in Kazakhstan, the Corporation is trying to secure additional licenses in other countries, using the diverse expertise of its officers and consultants.

 The Corporation raised over US$12 million of new common equity in 2004. While access to the capital markets is always subjective, the current levels of energy prices support investor interest in financing new projects. The Corporation is basing its growth strategies on attaining a sustainable level of cash flow from low risk energy development of existing licenses while securing additional licenses, subject to available financing on economic terms.

During the first quarter of 2004, we successfully completed the acquisition of BSEK and its subsidiary, KoZhaN, and in the second quarter of 2004, we successfully completed the acquisition of Vector. These were important initial steps in our efforts to redirect our operations toward exploration and exploitation of oil and gas.  See Note 5 in our Financial Statements.

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

Certain commitments relating to KoZhaN require capital expenditure prior to the production phase. These include investment commitments of $16.43 million.  We anticipate we will be able to meet these capital costs through a number of financing alternatives. The investment commitment of $16.43 million is required to be spent in exploration phase in the Republic of Kazakhstan during the exploration phase, which is expected to last until approximately 2009.  We plan to finance this commitment through a combination of the sale of exploration related production and future equity financing.   The governments’ objective in setting minimum work commitments is to ensure certain types of exploratory work is carried out by the license holder, including drilling new wells and seismic activity. The government will measure the degree to which the Corporation has met its commitments in terms of work completed. The government estimates the work commitment in terms of expected spending amounts. The government measures the performance of the Corporation towards meeting its work commitment by evaluating the actual work performed in comparison with the agreed requirements. Actual spending is not a performance measure.

Commercial discovery bonuses will be equal to 0.1% of the value of proved reserves if found.  We anticipate that any commercial discovery bonus will be small enough to be financed out of our working capital.

 For 2004, we have met the work commitments expected of Vector and KoZhaN. For 2005, we defined work commitments as follows:

•

KoZhaN – Expected Capital Expenditures are $5.2 million of which $1.6 million is allocated for 3 work over wells in Karatal; $0.5 million is allocated to new drilling in Dauletaly. We expect to spend an additional $1.4 million developing the Morskoe area, subject to results of drilling Morskoe #10. The balance of spending will be made up from administration, training and related business activities.

•

Vector – Expected Capital Expenditures $29.4 million of which $9.0 million is allocated for seismic work and $17.0 million allocated for drilling 10 wells. The balance will be made up of administration, training and related business activities.

The Vector and KoZhaN work commitments are measure by actual work undertaken and completed. The cost to complete the work can be lower, or higher, than the estimated cost. Actual cost is not the determining factor in meeting work commitment obligations. As the undertaken work commitments in 2005 are higher than those defined in the Hydrocarbon Contracts, Vector and KoZhaN expects to apply to the government to amend the commitment to the lesser amounts defined in the Hydrocarbon Contracts.

LIQUIDITY AND CAPITAL RESOURCES

During 2004, the Corporation utilized cash for management and corporate administrative activities of approximately $200,000 per month. Management anticipates that the Corporation currently has sufficient working capital to fund this minimum level of operations through December 2006. However, the Corporation may require additional financing to continue as a going concern beyond December. Current cash resources are not anticipated to be sufficient to fund the work commitment for existing licenses, acquire producing properties or additional licenses. It will consider seeking additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation’s objective, or result in commercial success. The Corporation cannot assure you that it will be able to obtain sufficient capital to satisfy all of its obligations or that its operating subsidiaries will be commercially successful. In February 2005, we raised an additional $13.7 million of common equity from institutional investors and accredited private investors in Europe, Russia, USA and Canada

The ability of the Corporation to continue operations will depend on its ability to finance, acquire, explore for and produce oil and natural gas on a profitable basis.

As of December 31, 2004, we had cash and cash equivalents of $983,734 that were included in the working capital deficit of $1,705,240.  This compared to a working capital surplus of $2,241,254 at December 31, 2003.  The decrease largely reflects the working capital deficit acquired on the acquisition of BSEK and Vector that occurred during the year. We closed on the first tranche of a private placement and issued 13,483,750 shares for proceeds of $6,741,875. .  A second tranche was closed July 6, 2004, raising an additional $1,308,125 by issuing an additional 2,616,250 shares.   The third tranche was closed September 20,

 2004, raising an additional $1,220,000 by issuing an additional 2,440,000 shares. The fourth tranche was closed November 17, 2004 raising $2,900,000 by issuing an additional 5,800,000 shares.  Costs associated with all tranches of the private placement include a finder’s fee equal to 6% of the gross proceeds received by us and warrants to be issued to the finders that equal 6% of the shares issued under the private placement totaling to $1,116,041 of share issuance costs.  As well, Canaccord Capital (Europe) Limited exercised a warrant for 299,716 shares for proceeds of $74,929.  $4,430,000 of these funds was directed towards the purchase of Vector Energy and $570,000 was directed towards the acquisition of creditor’s rights from Lorgate Management Inc.

On February 11, 2004 we issued 66,666 shares for proceeds of $3,333 on the exercise of non-employee options. As part of the exercise agreement, the remaining 33,334 unvested options outstanding to the option holder were cancelled and returned to the stock option plan.  On June 24, 2004, the Nominating and Compensation Committee granted 100,000 options to a consultant.

On November 10, 2004 we issued 3,500,000 shares in exchange for the 25% minority interest in BSEA at a deemed price of $0.73 per share, being the closing market price for the Corporations Common Shares on November 10, 2004 for total proceeds of $2,555,000.

On November 15, 2004 we issued 35,000 shares for proceeds of $1,750 on the exercise of non-employee options.

On a consolidated basis, our minimum cash requirement for maintenance of operations, without conducting a drilling program or acquisitions of other potential fields, is estimated at approximately $400,000 per month in 2005.  With the acquisition of BSEK, Vector and our diversification into oil and natural gas exploration and production, we anticipate that we will be required to raise additional capital to fund future exploration and development programs or farm out some of our interest in various higher risk/cost projects to third parties.  Such farm-outs would be intended to cover up to 100% of project costs in return for a percentage interest in the project. The Corporation decided to enter into such a farm out with a local civil construction firm to defray expenses associated with higher than expected lease construction costs of the Morskoe #10 well. On October 12, 2004 KoZhaN signed a farm out agreement under which KoZhaN transfers 45% of the subsurface rights of the Morskoe license to ABT Limited LLP (“ABT”).  This transfer of these rights is subject to the approval by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan. ABT, in turn, paid for the cost of lease access and lease construction (Construction Works) and pay up to $650,000 towards the cost of drilling, completion and testing of Morskoe #10 well (Drilling Works).  KoZhaN will contribute $150,000 to the Drilling Works.  Both companies equally share future costs associated with the development of the Morskoe license. At December 31, 2004 there is $166,000 of the ABT fund remaining to be spent.

Cash Requirements

The following aggregated information about our contractual obligations and other commitments aim to provide insight into our short and long-term liquidity and capital resource need and demands as at December 31, 2004.

		Exploration phase			Production phase
Time period	Total	Within 1 year	1 - 3 years	3 - 5 years	Over 5 years
Estimated dates		2005	2006 – 08	2009 - 10	2011	2012	2013	2014	–2014-2030
Production levels (tonnes of oil) (One tonne of oil equals approximately 7.4 barrels)					4,000t	40,000t	150,000t	250,000t	Over 250,000t

Operating leases	$348,800	$174,900	$173,900	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
Historical costs (Owed to Kazakhstan Government)	11,424,278					182,012	182,012	700,948	10,359,306

Social sphere development liability (Astana and Atyrau)	3,030,000					151,500	151,500	151,500	2,575,500
Social development commitment (Astana and Atyrau)	1,389,000					69,450	69,450	69,450	1,180,650
Investment commitment (Including investment in local personnel)	121,900,000	1,500,000*	3,000,000*	8,500,000*		5,445,000	5,445,000	5,445,000	92,565,000
Liquidation fund (Obligations incurred to date)	40,000								40,000
Commercial production milestone payments	1,300,000				100,000	300,000	400,000	500,000	-

Total	$139,432,078	$1,674,900	$3,173,900	$ 8,500,000	$ 100,000	$6,147,962	$6,247,962	$6,866,898	$106,720,456

* As disclosed in note 13 g) to the consolidated financial statements, we are obliged to spend $14,000,000 during the exploration phase, which is expected to end in 2009. As we are entitled to make these payments at any point over the exploration period, the timing of payments presented in the table reflects management’s estimate as to when these expenditures will be incurred by us.

The following commitments have been excluded based on the inability to estimate the timing

* As disclosed in Note 24 to the consolidated financial statements, we are obliged to spend $16.43 million during the exploration phase, which is expected to end in 2009. As we are entitled to make these payments at any point over the exploration period, the timing of payments presented in the table reflects management’s estimate as to when these expenditures will be incurred by us.

The following commitments have been excluded based on the inability to estimate the timing of payment and or the dollar amount of the future payments:

1.

Quarterly payments to the non-controlling partners in KoZhaN – these payments will be charged based net sales of oil, in accordance with the following schedule:

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

3.

A royalty of $1 per barrel for oil produced and sold form the Atyrau and Liman 2 licences.

PLAN OF OPERATION

As of December 31, 2004, our management anticipates that we currently have sufficient working capital to fund our operations, without conducting a drilling program or acquisitions of other potential fields, through December 2006.   As at March 31, 2005, after raising an additional $13.7 million in new common equity, we had sufficient working capital to fund our operations and carry out a significant portion of our annual work commitments.

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

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at December 31, 2004.

NEW ACCOUNTING PRONOUNCMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) revised FIN No. 46, “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to those entities (defined as VIEs) in which either the equity at risk is not sufficient to permit that entity to finance its activities without additional subordinated financial support from other parties, or equity investors lack voting control, an obligation to absorb expected losses or the right to receive expected residual returns. FIN No. 46(R) requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. The Corporation does not have an interest in any VIE, and therefore there is no impact on the Company's financial position, results of operations or cash flows from adoption.

In June 2004, the FASB issued an exposure draft of a proposed statement, “Fair Value Measurements” to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current U.S. GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to re-measure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after June 15, 2005. The Corporation is reviewing The Exposure Draft to determine the potential impact, if any, on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges, and to require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The Corporation does not believe there will be a material impact on it’s financial position, results of operations or cash flow from operations.

In December 2004, the FASB issued Statement 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transactions. This amendment eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under Statement 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. This statement is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Corporation is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

In November 2004, the EITF ratified Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”. The EITF reached a consensus that classification of a disposed of or held-for-sale component as a discontinued operation is only appropriate if the ongoing entity (i) expects to have no continuing “direct” cash flows, and (ii) does not retain or expect to retain an interest, contract or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction. Application of this consensus did not have a material impact on the Corporation’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It is effective for small business issuers for the first interim or annual reporting period beginning after December 15, 2005, meaning that the Corporation will apply the guidance to all employee awards of share-based payment granted, modified or settled in the first quarter of 2006. The Corporation is reviewing the standard to determine the potential impact, if any, on its consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Oil and Gas Properties

The Corporation follows the successful efforts method of accounting for its oil and gas operations, whereby expenditures for property acquisitions and all development costs (including development dry holes) and support equipment and facilities are capitalized. The costs of unsuccessful exploratory wells are charged to expense at the time the wells or other exploration activities are determined to be non-productive. Production costs, overheads and all exploration costs other than exploratory drilling are expensed as incurred.

Costs incurred for acquisition of rights to explore and develop the Morskoe, Karatal, Dauletaly, Atyrau and Liman-2 oilfields, including but not limited to payment for geological information use, payment to participate in tender, signature bonuses, obligations on professional training of personnel, obligations on social programs and programs on infrastructure development are capitalized and classified as a right to subsurface use. Payroll and related costs incurred during the acquisition and exploration phases and directly related to oil and gas operations are capitalized as part of oil and gas properties.

Impairment of Oil and Gas Properties

The Corporation evaluates its long-lived assets, including oil and gas properties, for possible impairment by comparing the carrying values with the undiscounted future net before-tax cash flows. Among other things, this might be caused by falling oil and gas prices, a significant revision to reserve estimates, adverse changes in operating costs, tax or political environment. Asset impairment may occur if a field discovers lower than anticipated reserves, write downs of proved reserves based on field performance, significant changes in commodity prices, significant decreases in the market value of an asset, and significant change in the extent or manner of use or physical change in an asset. Impaired assets will be written down to their estimated fair values, generally their discounted future net before-tax cash flows. For proved oil and gas properties, the Corporation performs the impairment test on an individual field basis. Unproved properties are reviewed periodically to determine if there has been impairment of the carrying value with any such impairment charged to expense in the current period. We assessed our oil and gas properties for impairment at the end of 2004 and found no impairments were required based on our assumptions.

Stock Based Compensation

We account for stock-based awards to employees using the intrinsic method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees”.  Under APB 25, compensation expense is accounted for in accordance with the intrinsic method where the expense is recognized upon exercise of the option as being the difference between the quoted market price and the exercise price, or if resulting from awards under variable plans, the expense is measured at each reporting period as the difference between the quoted market price and the exercise price.  We account for stock-based awards to non-employees in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting

for Stock-Based Compensation”.  SFAS No. 123 requires that stock options awarded to non-employees be valued at fair value on the date of the award.  Management estimates the fair value of the stock options using the Black-Scholes option-pricing model and makes assumptions for the applicable interest rates, volatility and dividend yield.  In all cases, the calculated compensation is recognized as an expense over the period that the employee performs the related services.  For the year ended December 31, 2004, an amount of $758,264 was recorded as non-cash stock compensation expense in respect of employee and non-employee-stock based compensation (2003 - $489,654)

OUTLOOK

We have focused our operations on oil and natural gas exploration and production, an area in which our management has extensive experience. Our primary business operations are in Kazakhstan, although we continue to seek opportunities in other countries. To complete our transition to oil and gas business, we have engaged a new President and Vice President, Business Development.

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

Our objective is to find shallow (less than approximately 3000 feet) oil and gas fields with proven reserves that require some enhanced recovery, work over, additional drilling or stimulation, and that have an exploration upside and are located near infrastructure and markets.   The strategy for our entry into the oil business is to act as the principal in researching, negotiating and acquiring licensees to explore and produce hydrocarbons and then to partner with the other oil companies and have these companies provide the initial funding that is required to establish production at the selected oil and gas fields.

Our current capital resources are limited.  There can be no assurances that we will have sufficient financial, technical and human resources to undertake new opportunities or maintain our current operations. We have consistently been able to raise new capital, attract experienced management and operating people and locate new opportunities. In the current environment of energy prices at higher levels than in the past, we expect to continue to be able to develop our business.

Our focus is on finding or acquiring oil production to ensure sustainable cash flows and ongoing operations.

ITEM 7.

FINANCIAL STATEMENTS.

The information required by this item is included in pages F-1 through F-32 attached hereto. The index to the consolidated financial statements can be found on page F-1.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Corporation files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation above during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

We employ our executive officers as consultants under the terms of individual consulting agreements.  See “Employment and Consulting Agreements”.  The following table sets forth information, as of March 31, 2005, regarding our directors, executive officers and key employees:

Name	Age	Position	Since
Nurlan Utebovich Balgimbayev	57	Director	March 31, 2005
Bruce Gaston	40	Director	December 3, 2004
Matthew Heysel	49	Chairman of the Board, Chief Executive Officer & Director	April 14, 2000
Thomas Milne	58	Director and Chief Financial Officer	April 14, 2000
Philip Pardo	49	Director	December 3, 2004
S.A. (Al) Sehsuvaroglu	50	President & Director	March 9, 2005
Barry Swersky	66	Co-Chairman, Director & Vice President, New Developments	December 3, 2004
Ruslan Tsarni	34	Vice President, Business Development & Corporate Secretary	March 29, 2005
Glenn Van Doorne	51	Executive Vice President	February 26, 2004
Daming Yang	47	Director	April 14, 2000

Nurlan Utebovich Balgimbayev

Mr. Nurlan Balgimbayev is a former Prime Minister of the Republic of Kazakhstan, (October 1997-October 1999), a former Minister of Oil and Gas (1994-1997), and a former President of the government owned national oil company, Kazmunaigas (October 1999-February 2002). He graduated in 1973 from the Kazakh Polytechnic Institute with a degree of Mining Geologist. Mr. Balgimbayev began his career as an engineer in 1973, initially with Mangyshlak Oil and Gas and continuing as Chief Engineer with Zhaik Oil. From 1981 to 1986, he was Chief Engineer of Aktubinsk oil and Gas followed by five years of senior management responsibilities in the Ministry of Oil and Gas Industry of the USSR, in Moscow. Mr. Balgimbayev attended the University of Massachusetts, Executive Program until 1993 when he joined Chevron Corporation as a Senior Consultant until he became Minister of Oil and Gas in 1994.

Mr. Balgimbayev served as a director of Nelson Resources Limited (2002-2004) and is a director of Herson Oil Refinery System (Ukraine). He is also a Member of the Kazakhstan Board for the Stable Development of the Republic of Kazakhstan. He was honored with the Kazakhstan National Medal “Barys” for his service to the republic of Kazakhstan.

Bruce Hill Gaston – Director

Mr. Gaston is a financial control, risk management, capital markets, and corporate finance specialist with a significant background in the Eurasian oil and gas marketplace.  Mr. Gaston was previously a Senior Associate Director of Deutsche Morgan Grenfell based initially in London and then in Tokyo.  While in London with Deutsche Morgan Grenfell, Mr. Gaston was involved in risk management and advisory for the Russian and Eastern European sovereign debt trading and financial structuring.  Mr. Gaston has been a consultant with a boutique Eurasian corporate finance and risk management consultancy since late 1999 supporting clients including the Royal Bank of Scotland Asia and Barclays Capital.  Mr. Gaston has also served as a Director of Deloitte & Touche Central Asia through 2002 and was previously head of Russian Equities for Commerzbank AG in 1998 and 1999.  Mr. Gaston has also served with Credit Suisse Financial Products as an accountant and Bankers Trust as an Assistant Treasurer and started his financial career as a graduate on the trading floor of Chase Manhattan NA in 1987.  Mr. Gaston has been an advisor to Eastern European governments on privatization, Oil and Gas clients on Financial Control Process Engineering, and has considerable experience in Risk Management in global markets and within the Eastern European Emerging Markets sector.  Mr. Gaston’s educational achievements include a BA in July 1987 from the University of New Brunswick, followed by an MSc in Economics from the University of London in December 1990

Matthew Heysel –Chairman of the Board, Chief Executive Officer, Director

Mr. Heysel has served as Chairman of the Board of Directors and Chief Executive Officer of the Corporation from April 14, 2000 to the present.  Mr. Heysel has been the Chairman of Big Sky Energy Kazakhstan Ltd. since July 2003 and Vice-Chairman of KoZhaN LLP since August 2003.  Previously, he served as an Investment Banker at Yorkton Securities, a Canadian independent securities firm, where he was responsible for corporate finance in the oil and gas sector from April 1997 through April 1999.  From April 1999 to November 2001, he was the President of New Energy West Corporation.  From 1987 to 1997, Mr. Heysel was with Sproule Associates Limited, an independent economic evaluator of oil and natural gas reserves.  During his tenure with Sproule, Mr. Heysel held the positions of Petroleum Engineer and Associate, Engineering Manager and Senior Associate and Manager – International Projects and Senior Associate.  Mr. Heysel also serves as a director of Gastar Exploration Ltd.  Mr. Heysel obtained an Honors Bachelor Degree in Science from the University of Western Ontario in 1979 and a Bachelor of Science-Chemical Engineering Degree from the University of Toronto in 1982.

Thomas Milne - Director and Chief Financial Officer

Mr. Milne has served on our Board of Directors and as Vice President of Finance and Chief Financial Officer since April 14, 2000.  He has also served as the Chief Financial Officer of Big Sky Network Canada Ltd., our subsidiary, since May of 1999.  From September 2002 to February 2004, Mr. Milne was the Regional Advisory Services Partner for Meyers Norris Penny LLP, a chartered accountancy and business advisory firm located in Calgary, Alberta.  From 2000 to 2002, Mr. Milne was employed by the Corporation.  From 1985 through 1997, Mr. Milne was Vice President and Treasurer of NOVA Corporation, and director of NOVA Finance International.  He was the Vice President, Finance and Chief Financial Officer of Arakis Energy, from September 1997 to October 1998, an oil and gas company traded on NASDAQ.  Since March 1998, Mr. Milne has served as Chief Executive Officer of Precise Details, Inc., a consulting, investment management, real estate and automotive services company.  Mr. Milne also currently serves as a director of The Alberta Performing Arts Stabilization Fund and the Investment Committee of the University of Calgary Pension and Endowment Funds.

Philip Dean Pardo – Director

Mr. Pardo has been working in Central Asia for nine years and is Vice Rector on Academic Affairs and Director of Business School of Kazakh British Technical University. Previously he held the post Associate Dean of the College of Continuing Education for the Kazakhstan Institute of Management, Economics and Strategic Research (KIMEP) were he taught courses in Small Business, Franchising, Public Administration and Finance. He has participated in numerous private consulting assignments in the areas of Strategic and Business Planning, Bank Financing, Valuation and is very active as a negotiator in the medium sized M&A field. As Director, Business Valuation for the Rice Group, Central Asia LLP, Mr. Pardo supervised assignments, which assess the value interest in ownership of a commercial, industrial or service organization involved in economic activity.  The valuations he performed were used for buying or selling businesses, buying insurance, resolving litigation issues, tax planning, allocating purchase prices among tangible and intangible assets.  Mr. Pardo has an MBA in finance and has worked for Deloitte & Touche as Tax Director as well as LeBoeuf, Lamb, Greene & MacRae.  Before coming to Central Asia he worked for the U.S. Department of Defense. He has had assignments in Canada, Belgium, Uzbekistan, Azerbaijan, Kazakhstan and the United States and is currently serving as Past President of The Rotary Club of Almaty. Mr. Pardo serves as an independent director and is Chairman of the Audit Committee and Chairman of the Nominating & Compensation Committee.

S.A .(Al) Sehsuvaroglu – President & Director

Mr. Sehsuvaroglu, a US citizen, received a Bachelor of Science – Nuclear Engineering in 1978 from Kansas State University and is a Registered Professional Engineer in Texas since 1990. Commencing his 20-year with Halliburton Energy Services in 1978, he had increasing levels of responsibility in engineering in Algeria, France, Netherlands, United States, United Kingdom and Kazakhstan. In 2000, he joined Brown & Root Energy Services in Kazakhstan as Country Director. In 2001, Mr. Sehsuvaroglu became Senior Vice-President of Operations with Nelson Resources, during which time; he led a team, which grew daily oil production from zero to 40,000 barrels per day in Kazakhstan.

As president of Big Sky Energy Corporation, Mr. Sehsuvaroglu will build a team focused on developing the Corporations extensive land holdings in Kazakhstan and expanding into adjacent countries in the region.

Mr. Sehsuvaroglu is fluent in written and spoken English, French and Turkish, with working knowledge of Spanish, Dutch and Russian.

Barry Raymond Swersky – Director, Co-Chairman  & Vice-President, New Developments

Mr. Swersky is an experienced international attorney and consultant.  Mr. Swersky has extensive experience in organizing major cultural activities in several countries including the United States, Russia, Israel and Europe. Since 2000 he has consulted on technology investments in Israel together with the Meitav group. Meitav is one of Israel's leading fund managers. Since December 2000, he has been on the board and is currently Chairman of Netline Communications Technologies (NCT) a world leader in cellular telephone jamming.  In Israel he is also serving on various other boards including Suntree Ltd. (since 1993) where he acts as Chairman and CEO and MACS Ltd. (since 1990). He served on the board of Ongas Limited in England from January 2000 to March 2004. Previously, and within the framework of his activities in energy in Kazakhstan, Mr. Swersky served on the board of AES Suntree Power Limited. He is engaged in an oil and oil products transport logistics project between Kazakhstan and China. Mr. Swersky's educational background includes Bachelor of Arts and Bachelor of Laws degrees from The University of Witwatersrand in South Africa. He was admitted as an Attorney in South Africa in March 1963 and as an Advocate to the Israel Bar in 1967. He is on the board of the Israel Festival, Jerusalem and, from October 2000 he serves as a Board Member of Tel-Aviv University's prestigious Jaffee Center for Strategic Studies. In the past he acted as Country Advisor to Snam S.p.A. (part of the Italian Eni / Agip group) on the natural gas supply project from Egypt to Israel.

Ruslan Z. Tsarni – Vice President, Business Development & Corporate Secretary

Mr. Ruslan Z. Tsarni, a U.S. citizen, has over 10 years of professional experience in oil and gas legislation and corporate law.   Previously, Mr. Tsarni served as Corporate Counsel of Nelson Resources Limited Group of companies, as well as Managing Director of several of its operating subsidiaries, responsible for all matters relating to corporate governance and placements and filing requirements under the securities regulations of Toronto Stock Exchange and AIM.  He worked with financial institutions and banks on raising funds for acquisition and development of the assets operated by Nelson’s subsidiaries, as well as managed legal and administrative matters for all such subsidiaries.  From 1999 to 2001, Mr. Tsarni worked as Head of Legal Affairs of Golden Eagle Partners LLC where he developed downstream and upstream oil and gas businesses in Kazakhstan and served as Managing Director of its wholly owned subsidiary Tobe LLP.  From 1998 to 1999 Mr. Tsarni worked as Senior Associate with Salans Hertzfeld & Heilbronn providing legal advise to major multinational companies on different aspects of Kazakhstan legal issues on development of mineral resources, corporations, taxation, currency, customs, employment, banking, bankruptcy and trade marks.  From 1994 to 1996, Mr. Tsarni served as a consultant for Financial Markets International LLC and Arthur Andersen LLP contracted by USAID for projects aimed to develop securities markets in Central Asia, where he trained corporate governance and corporate finance principals to state and private companies.

Glenn Van Doorne – Executive Vice President

Mr. Van Doorne has served as our Executive Vice President since February 26, 2004.  He was the Chief Executive Officer and a director of IbrizOil Inc., a private Alberta corporation since 1998 until March 2005.  From 1991 to 1998, Mr. Van Doorne was Vice President of Exploration and Development of Hurricane Hydrocarbons Ltd. (now known as Petrokazakhstan Inc.).  During his tenure with Hurricane Hydrocarbons, he was a member of the management team that secured Hurricane Hydrocarbon's Kazakhstan oil and gas assets.  Mr. Van Doorne obtained his Bachelor's Degree in Geological and Mineralogical Sciences from the Free University of Brussels (Belgium) in 1972 and his Master's Degree from the State University of Ghent (Belgium) in 1975.

Daming Yang - Director

Mr. Yang served as our President from April 14, 2000 until March 9, 2005. He continues to sit as a Director on our Board of Directors He also served as the President and a member of the board of directors of both Big Sky Network Canada Ltd. and Chengdu Big Sky Technology Services Ltd.  Mr. Yang was a director of Sichuan Huayu Big Sky Network Ltd.  Mr. Yang has been the President of Big Sky Energy Kazakhstan Ltd. since July 2003 and Chairman of KoZhaN LLP since August 2003.   From 1995 through 1998, Mr. Yang served as Vice President and then President of Tongli Energy Technical Service Co. Ltd., an importer of high-technology equipment to China where he was responsible for the day to day administration of the Corporation and managed a staff of six.  During his time with Tongli Energy, Mr. Yang was a member of the team that signed the first two oil and gas production sharing agreements between a Chinese and foreign entity in connection with the Liaohe and Dagang fields in China.  From 1989 to 1993, Mr. Yang was with Tri-City Survey Limited as a GIS Engineer.  Mr. Yang holds a Masters Degree in Aerial Photography and Remote Sensing from the Netherlands International Institute for Aerospace Survey and Earth Sciences.

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

Family Relationships

Mr. Wei Yang, a major shareholder in the Corporation. and Daming Yang’s brother, is part of the group which bought  our subsidiary Big Sky Network Canada Ltd. as of December 9, 2004.

Mr. Kai Yang, a major shareholder in the Corporation, is Daming Yang’s brother. Mr. Kai Yang is the sole shareholder of Big Sky Energy Canada Ltd., which owns 4,250,000 of our common shares.

Board and Committees

Our board members are elected annually by our shareholders and hold office until the next annual shareholders meeting or until a successor is duly elected and qualified.  During 2004, the board of directors met five times including participants by telephone. All directors attended the board meetings.  Our board of directors also approved eleven additional corporate matters during 2004 through unanimous written consents.

The Board of Directors has an Audit Committee and a Nominating and Compensation Committee, currently consisting of (our two) independent directors, Messrs. Pardo and Gaston. Mr. Pardo chairs both committees.

The Audit Committee oversees the actions taken by our independent registered chartered accountants and reviews our internal financial and accounting controls and policies. The Audit Committee also holds responsibility for our corporate governance and internal controls. In 2005, Mr. Philip Pardo was designated as the Audit Committee financial expert and chairman.

The Nominating and Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and administers our incentive compensation and benefit plans. The Nominating and Compensation Committee also holds responsibility for director selection and governance with respect to the conduct of our Board.  Our Nominating and Compensation Committee Chairman is Mr. Philip Pardo.

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

In the past, our board of directors has negotiated all executive salaries of our employees, including our Chief Executive Officer.  Directors do not participate in approving or authorizing their own salaries as executive officers.  Compensation for our Chief Executive Officer was determined by the Human Resources and Compensation Committee after considering his efforts in assisting in the development of our business strategy, the salaries of executives in similar positions, the development and implementation of our diversification into oil and gas, and our general financial condition.  Our board of directors believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials.  The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended 2004, filing delinquencies were as follows:

Insider	Filing	Due Date	Filing Date	Reason for Deficiency
Matthew Heysel	Form 13G	01/10/04	04/12/04	Delay in completing transaction
Daming Yang	Form 13G	01/10/04	03/18/04	Delay in completing transaction
Wei Yang	Form 4	03/2/04	03/22/04	Traveling
L-R Offshore Managers LLC	Form 3	05/17/04	06/14/04	Difficulty in obtaining signatures
Matthew Heysel	Form 4	05/09/04	05/13/04	Traveling
Matthew Heysel	Form 4	10/01/04	10/12/04	Traveling
Matthew Heysel	Form 4	01/04/05	01/11/05	Traveling
A.S. Sehsuvaroglu	Form 3	03/19/05	04/01/05	Awaiting notarized signature on Form ID

In addition to the above noted delinquent filings, the following filings were delayed by the Corporation due to rescheduling of the Board meetings required to pass the necessary enacting resolutions.

Insider	Filing	Due Date	Filing Date	Reason for Deficiency
Barry Raymond Swersky	Form 3	12/13/04	03/10/05	Delayed by Corporation
Bruce Hill Gaston	Form 3	12/13/04	03/10/05	Delayed by Corporation
Philip Dean Pardo	Form 3	12/13/04	03/10/05	Delayed by Corporation

All other Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were, to the best of our knowledge, timely complied with.

Code of Business Conduct and Ethics

On March 29, 2004, our board of directors approved and adopted our Code of Business Conduct and Ethics, which applies to all our officers, directors, employees and consultants. The Code is available on our website at www.bigskycanada.com.   A copy of the Code is available free of charge upon written request made to the office of the Corporate Secretary by either facsimile at 403-265-8808 or by mail at Big Sky Energy Corporation, 750, 440-2 Avenue SW, Calgary, Alberta, T2P 5E9.

ITEM 10.

EXECUTIVE COMPENSATION.

We employ our executive officers as consultants.  The following table sets forth the compensation paid to our Chief Executive Officer and two other most highly compensated executive officers for the years indicated.  No other executive officer of the Corporation earned a salary and bonus for such fiscal year in excess of $100,000.

Summary Compensation Table
	Annual Compensation				Long Term Compensation
						Awards	Payouts
Name and Principal Position	Fiscal Year Ended (1)	Salary (US$)	Bonus (US$)	Other Annual Compen-sation (Shares)	Securities under Option/SAR Granted (#)	Restricted Shares or Restricted Share Units (US$)	LTIP Payouts (US$)	All Other Compensa tion
Matthew Heysel, Chief Executive Officer	2004 2003 2002	160,748 140,865 72,956 (2)	0 0 0	0 0 856,027 (2)	0 0 0	0 0 0	0 0 0	0 0 0
Daming Yang, President	2004 2003 2002	55,000 64,915 72,860	0 0 0	0 0 0	0 0 3,100,000(5)	0 0 0	0 0 0	0 0 0
Thomas Milne, Chief Financial Officer	2004 2003 2002	30,000(7) 4,114 (7) 29,426 (3)	0 0 0	0 0 682,802(3)	0 0 950,000(6)	0 0 0	0 0 0	0 0 0
Glenn Van Doorne, Executive Vice-President	2004	40,000	0	0	0	0	0	0
Barry Swersky Co-chairman & Vice-President, New Developments	2004	20,000	0	0	0	0	0	0
(1)		December 31
(2)

During 2002, Mr. Heysel took a voluntary deferral in his salary.  As of December 31, 2002, Mr. Heysel was owed $75,654 in salary, which he has indicated he will convert to our common stock under the terms of the Alternative Compensation Plan.  Under this plan, Mr. Heysel will receive 856,027 common shares upon conversion of his salary owing.  As of the date of this report, Mr. Heysel has not converted his salary owing.  Mr. Heysel’s services are provided through his personal management company M.H. Financial Management Ltd.

(3)

During 2002, Mr. Milne took a voluntary deferral in his salary.  As of December 31, 2002, Mr. Milne was owed $60,443 in salary, which he had indicated he would convert to our common stock under the terms of the Alternative Compensation Plan.  On August 27, 2003, Mr. Milne elected to convert all salary owing to him to our common stock under the terms of the Alternative Compensation Plan and we issued 682,802 shares to Precise Details, Inc., a company over which Mr. Milne has control.

(4)

Mr. Heysel surrendered these options to the Corporation on July 23, 2002 and they were subsequently cancelled on October 21, 2002 by our board of directors.  Mr. Heysel currently holds 2,000,000 options granted on March 9, 2005.

(5)

Mr. Yang surrendered 1,050,000 of these options to the Corporation on July 23, 2002 and they were subsequently cancelled on October 21, 2002 by our board of directors.  Mr. Yang holds 2,100,000 options at December 31, 2004.

(6)

Mr. Milne surrendered a further 500,000 of these options to the Corporation on July 23, 2002 and they were subsequently cancelled on October 21, 2002 by our board of directors.  Mr. Milne holds 600,000 options at December 31, 2004.

(7)		During 2002, 2003 and early 2004, Mr. Milne provided services on a part-time basis.

Option Grants

The following table sets forth information regarding stock option grants to our officers and directors as of December 31, 2004 under the Corporations 2000 Stock Award Plan, as amended by a vote of the Shareholders on December 3, 2004:

Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted (1)	Exercise or Base Price ($/Share)(2)	Expiration Date
Daming Yang	2,100,000	20.3	$0.05	October 21, 2007
Thomas Milne	600,000	5.8	$0.05	October 21, 2007
Richard Wing Kit Lam (3)	250,000	2.4	$0.05	October 21, 2007

(1)

Based on options exercisable to acquire a total 10,350,000 shares to executive officers, directors and employees as at December 31, 2004. An additional 450,000 options were outstanding to former directors and an employee of the Chinese Internet business, which was sold on December 9, 2004.

(2)

The exercise price per share was equal to or greater than the fair market value of the common stock on the date of grant as determined by the Board of Directors.  Each option expires five years from the date of grant and is fully vested.

(3)	Mr. Lam resigned on January 16, 2005 to return to the United States. He continues to provide service, under contract, as our webmaster.

On March 9, 2005, the Corporation issued the following additional stock options and common shares to Officers and Directors:

Option	Amount	Exercise Price	Expiry
S.A. (Al) Sehsuvaroglu	4,000,000	$0.50	March 8, 2008
Bruce Gaston	1,000,000	$0.50	March 8, 2008
Barry Swersky	200,000	$0.50	March 8, 2008
Philip Pardo	200,000	$0.50	March 8, 2008
Ruslan Tsarni	600,000	$0.50	March 8, 2008
Matthew Heysel	2,000,000	$0.50	March 8, 2008

These Options vest in full over the course of four years from date of grant as follows:  twenty five percent (25%) of the total number of Shares granted under the Option shall vest after one (1) year of Continuous Status as an Employee or Consultant; and the remaining seventy-five percent (75%) of the Shares granted under the Option shall vest pro-rata monthly, on the same date of the month as the date of grant of the option, over the following thirty-six (36) months of Continuous Status as an Employee or Consultant.

On March 9, 2005, the Corporation issued the following shares to Officers and Directors under the provisions of the 2000 Stock Option Plan:

Shares	Amount
Matthew Heysel	500,000
Thomas Milne	250,000

On March 29, 2005, the Corporation issued the following options:

Option	Amount	Exercise Price	Expiry
Nurlan U. Balgimbayev	5,000,000 (1)	$0.89	March 28, 2008

(1)

The 2000 Stock Award Plan was amended by a vote of the Shareholders at the Annual Meeting of Shareholders on December 3, 2004 wherein the maximum number of options which the Corporation could issue under the 2000 Stock Award Plan was increased from 8,000,000 to 15,000,000. A grant of 5,000,000 options to Mr. Balgimbayev would exceed the maximum number of options available. Therefore, the Corporation issued 1,000,000 options to Mr. Balgimbayev on March 29, 2005, with a further 4,000,000 options to be issued when Shareholders have approved an amendment to the Plan.

Option Exercises

The following table sets forth details of each exercise of stock options as of December 31, 2004 by any of the Named Executive Officers, and the December 31, 2004 value of unexercised options on an aggregate basis.

None of the Named Executive Officers have exercised options to purchase shares of our common stock as of December 31, 2004.

Aggregated Options Exercised

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options as of December 31, 2004 Exercisable (2)/ Unexercisable	Value of Unexercised in the Money-Options at December 31, 2004 Exercisable/ Unexercisable (1)
Matthew Heysel (3)	Nil	Nil	0 (exercisable) 0 (unexercisable)	$0 (exercisable) $0 (unexercisable)
Daming Yang	Nil	Nil	2,100,000 (exercisable) 0 (unexercisable)	$ 1,344,000(exercisable) $ 0 (unexercisable)
Thomas Milne	Nil	Nil	600,000 (exercisable) 0 (unexercisable)	$ 384,000 (exercisable) $ 0(unexercisable)
Richard Lam	Nil	Nil	250,000 (exercisable) 0 (unexercisable)	$ 160,000(exercisable) $ 0 (unexercisable)

(1)	Based on closing price of $0.69 on December 31, 2004.
(2)	Includes Options to purchase common shares within 60 days after December 31, 2004.
(3)	Mr. Heysel did not exercise any options during 2002 and surrendered all his outstanding options to the Corporation on July 23, 2002 for cancellation.

Director Compensation

Prior to December 31, 2004, we did not pay our directors any cash or stock compensation. Independent directors received stock options as compensation for their services to the Corporation. In 2005, we have begun to pay independent directors a cash amount of $4,000 per calendar quarter. Directors who are executive officers do not receive this cash payment. In addition, independent directors receive stock options for their service to the Corporation. The Corporation made this change in recognition that qualified independent directors are a valuable, scarce resource to the Corporation. We wish to remain competitive in our ability to attract qualified independent directors.

We reimburse directors for out-of-pocket expenses for attending board and committee meetings.  Our independent directors receive stock options to purchase shares of our common stock as compensation for their service as directors.  The terms of stock option grants made to independent directors are determined by the board of directors.  See “Option Grants”.  We do not provide additional compensation for committee participation or special assignments of the board of directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

We either directly or through our subsidiaries, have entered into consulting agreements with key individuals, including our executive officers, who perform services for us, as specified in the agreements.  We use a standard form of consulting agreement, which defines terms of the agreement, services to be performed, compensation and benefits, confidentiality and individual specific benefits based on the requirements of the position.  The following contracts are in place at March 31, 2005.

Mathew Heysel Consulting Agreement: Mathew Heysel provides services as our Chief Executive Officer on a full-time basis through his company, M. H. Financial Management Ltd. under a consulting agreement, which expires December 31, 2005.  M. H. Financial Management is paid at a rate of $500 per day to a minimum of $25,000 per month exclusive of travel expenses and Goods and Services Tax for Mr. Heysel’s services.  The agreement contains non-compete provisions that restrict Mr. Heysel from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Heysel is no longer contracted by us for any reason.  Mr. Matthew Heysel’s consulting contract provides that should we terminate the agreement, Mr. Heysel would be paid $60,000 at the time of termination. The agreement provides that in the event of a change of control, Mr. Heysel is to be paid five percent (5%) of the value of the sale of our assets or the value of the transaction which would constitute a takeover of the Corporation.  This amount is to be paid within 10 days of the transaction.  A takeover of the Corporation is defined as:

any change in the holding, either direct or indirect, of shares of the Corporation, or any reconstruction, reorganization, recapitalization, consolidation, amalgamation, merger, arrangement or other transaction, that results in a person who was, or a group of persons acting in concert who were, not previously in a position to exercise effective control of the Corporation, in excess of the number that would entitle the holders thereof to cast twenty (25%) percent or more of the votes attaching to all shares of the Corporation, and

-

the exercise of such effective control to cause or result in the election or appointment of two or more directors of the Corporation, or of the successor to the Corporation, who were not previously directors of the Corporation

Daming Yang Consulting Agreement:  Daming Yang provided the Corporation services as our President on a full-time basis under a consulting agreement, which expires in December 15, 2005.  We pay a consulting fee in the monthly amount of $5,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Yang’s services. The agreement contains non-compete provisions that restrict Mr. Yang from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Yang is no longer contracted by us for any reason.  Mr. Yang resigned as President, effective March 1, 2005 to make way for Mr. Sehsuvaroglu to join the executive team. He remains as a director.

Thomas Milne Consulting Agreement:  During 2002 and 2003, Thomas Milne provided services as our Chief Financial Officer on a part-time basis through his company, Precise Details Inc.  From April 2003 until January 1, 2005, Precise Details Inc. has had no contract and received no compensation. As of January 1, 2005, Precise Details Inc. has operated under a consulting agreement, which expires June 30, 2005, at a rate of $600 per day, with a minimum of Cdn.$15,000 per month,

Barry Raymond Swersky Consulting Agreement:  Mr. Swersky provides consulting services to the Corporation through his company, Suntree Ltd.  The Corporation and Suntree Ltd. executed a consulting agreement as of October 1, 2004 terminating on March 31, 2006.  Suntree Ltd. is compensated at a rate of $10,000 per month, plus expenses other than travel.

A.S. Sehsuvaroglu Consulting Agreement:  Mr. Sehsuvaroglu commenced providing services as President of the Corporation on March 1, 2005.  A consulting agreement was entered into as of that date for a term to continue until February 29, 2008.  The compensation under this agreement was initially set at the rate of $395,000 per annum, paid monthly, together with stock options for 3,250,000 share of common stock of the Corporation.   By resolution of the Board of Directors dated March 29, 2005, the number of stock options was increased to 4,000,000.

Glenn Van Doorne Consulting Agreement:  Mr. Van Doorne served as Executive Vice President of the Corporation under a consulting agreement entered into as of August 1, 2004, terminating January 31, 2005.  Mr. Van Doorne’s compensation was in the amount of $10,000 per month.  Mr. Van Doorne’s contract expired January 31, 2005. As at March _, 2005 the terms of a new contract have not been finalized.

Ruslan Z Tsarni Consulting Agreement:  Mr. Tsarni provides service to the Corporation as Vice President, Business Development and a Corporate Secretary. A consulting agreement for his services commenced on March 14, 2005 until March 14, 2008. His compensation is set at $216,000 annually, paid monthly, together with stock options to acquire 600,000 common shares of the Corporation under the terms of the Corporations Stock Option Plan.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of March 31, 2005 for:

-	each of our directors and executive officers individually;
-	each person or group that we know owns beneficially more than 5% of our common stock; and
-	all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power.  The rule also deems common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person.  The applicable percentage of ownership for each shareholder is based on 97,438,660 shares of common stock outstanding as of April 7, 2005, together with applicable options for that shareholder.  Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

35

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Outstanding

Officers and Directors
Matthew Heysel 963 Pacific Heights Tower Apartments, Oriental Plaza #1 East Chang An Avenue Dong Cheng District Beijing, China, 100738	3,057,772 (1)	3.14%
Daming Yang #4, Mou Gate 25 Baiwanzhuang Xicheng District Beijing, China, 100037	4,023,750 (2)	4.13%
Thomas Milne 224 Sienna Hills Drive SW Calgary, AB, Canada, T3H 2Z1	1,583,002 (3)	1.62%

Glenn Van Doorne 310-505-8 Avenue SW Calgary, Alberta T2P 5E9	1,435,389	1.47%
Officers and Directors as a Group	10,099,913 (4)	10.36%

5% Shareholders
Societe Privee de Gestion de Patrimonie 17 Avenue Matignon Paris 78008 France	6,760,000	6.94%
Wei Yang Room 837, China Merchant Building Shenzhen, Guong Dong, China 518067	6,653,750 (5)	6.82%(4)
ARC Energy Fund C/o Royal Trust Corporation of Canada 200 Bay Street Toronto, Ontario M5J 2J5	8,000,000	8.21%
(1)

Includes 3,057,772 shares of common stock of which 594,422 shares are owned by Big Sky Holdings, a company over which Mr. Heysel has control, 1,903,883 shares are owned by MH Financial Management Ltd., a company over which Mr. Heysel has control and 559,467 shares which Mr. Heysel owns directly.

(2)	Includes 1,923,750 shares of common stock which Mr. Yang owns directly and options exercisable within 60 days of March 29, 2005 to acquire 2,100,000 shares of common stock.
(3)

Includes 983,002 shares of common stock of which 692,802 shares are owned by Precise Details, Inc., a company over which Mr. Milne has control, 285,200 shares owned directly by Mr. Milne and 5,000 shares owned by Mr. Milne indirectly through his spouse; and options exercisable within 60 days of March 29, 2005 to acquire 600,000 shares of common stock.

(4)	Excludes an additional 8,000,000 options issued to directors and officers in March 2005..
(5)

Includes 6,653,750 shares of common stock of which, 4,250,000 shares are owned by Big Sky Energy Canada Ltd., of which Mr. Wei Yang is a director.  The board of Big Sky Energy Canada has given him sole voting and dispositive powers over all equity investments.  The total also includes 1,923,750 shares which are owned directly by Mr. Wei Yang and options exercisable within 60 days of December 31, 2004 to acquire 500,000 shares of common stock.

As of the filing date of this report on Form 10-KSB, there are no arrangements that may result in a change in control.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1)

On September 4, 2003 the board of directors approved the issuance of  300,000 options to three new directors, Messrs. Feng, Jia and Qu with each person receiving 100,000 options.  These options were priced at fair market value on the date of the grant with an exercise price of $0.15 per share.  One third of the options vested immediately upon issuance with one third vesting one year from the date of grant and the last third vesting two years from the date of grant.  All unexercised options expire on September 4, 2008. Although these individuals have left the Board of Directors effective December 3, 2004, we have permitted them to retain these options in consideration of their otherwise unpaid service to the Corporation.

2)

In March 2005, the Corporation paid $80,000 to a company affiliated with Mr Bruce Gaston, a director since December 3, 2004, for introduction to potential investors.  Certain of these potential investors subsequently participated in the private placement of $13.7 million raised by the Corporation in February 2005.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

Except for contracts made in the ordinary course of business, the following are the material contracts that have been entered into by the Corporation:

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation of the Company consisting of the Articles of Incorporation filed with the Secretary of the State of Nevada on February 9, 1993
3.2 (1)	By-Laws of the Company, dated November 9, 1993
3.3 (14)	Amended and Restated By-Laws of the Company, dated August 8, 2001
3.4 (25)	Certificate of Amendment to Articles of Incorporation of China Broadband Corp. filed with the Secretary of State of Nevada on December 29, 2003
3.5 (30)	Amended and Restated By-Laws of the Corporation, dated December 3, 2004.
5.1	Opinion of Counsel re: Legality
10.1(2)	Purchase Agreement for the Acquisition of China Broadband (BVI) Corp. among Institute For Counseling, Inc. and China Broadband (BVI) Corp.
10.2 (2)	Cooperative Joint Venture Contract For Shenzhen China Merchants Big Sky Network Ltd.
10.3 (4)	Common Stock Purchase Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp. and Big Sky Network Canada Ltd.
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

10.29 (7)	Termination Agreement dated September 29, 2000, among SoftNet Systems, Inc., China Broadband Corp., Big Sky Network Canada Ltd., China Broadband (BVI) Corp., Matthew Heysel and Daming Yang
10.30 (12)	Letter of Intent dated June 1, 2001 between Big Sky Network Canada Ltd. and Shanghai Min Hang Cable Television Center
10.31 (12)	Memorandum of Understanding dated June 18, 2001 between Big Sky Network Canada Ltd. and Beijing Gehua Cable TV Networks Co., Ltd.
10.32 (12)	Letter of Intent between Big Sky Network Canada Ltd. and Chong Qing Branch of Ji Tong Network Communications Co., Ltd.
10.33 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Precise Details Inc.
10.34 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and M.H. Financial Management Ltd.
10.35 (12)	Consulting Agreement dated April 1, 2001 between China Broadband Corp. and Daming Yang
10.36 (12)	Indemnity Agreement dated June 29, 2001 between China Broadband Corp. and Matthew Heysel
10.37 (13)	Memorandum of Understanding between Big Sky Network Canada Ltd. and Fujian Provincial Radio and Television Network Co. Ltd. dated July 10, 2001
10.38 (14)	Note Cancellation Agreement between China Broadband Corp. and Canaccord International Ltd.
10.39 (15)	Consulting Agreement, dated July 1, 2001, between China Broadband Corp and Barry L. Mackie
10.40 (15)	Memorandum of Understanding between Chengdu Big Sky Network Technology Services Ltd. and Jitong Network Communications Co. dated October 15, 2001
10.41 (15)	Consulting Agreement, dated April 1, 2001 between China Broadband Corp. and Richard Lam
10.42 (17)	Joint Project Contract between the Chong Qing Branch of Jitong Network Communications Co. Ltd. and Chengdu Big Sky Network Technology Services Ltd. dated October 31, 2001
10.43 (17)	Alternative Compensation Plan
10.44 (17)	Fee Arrangement Agreement dated January 28, 2002, between China Broadband Corp. and Michael Morrison

10.45 (18)	Agency Agreement between China Broadband Corp. and Canaccord Capital (Europe) Limited dated March 13, 2002
10.46 (19)	Agreement of Cooperative Rights & Interests Assignment between Big Sky Network Canada Ltd. and Winsco International Limited dated September 13, 2002 – English Translation
10.47 (21)	Share Exchange Agreement, dated October 27, 2003, between China Broadband Corp., Big Sky Energy Kazakhstan Ltd. and its shareholders.
10.48 (22)	Consulting Agreement dated January 15, 2004, between China Energy Ventures Corp. and Richard Lam
10.49 (22)	Consulting Agreement dated January 15, 2004, between China Energy Ventures Corp. and Daming Yang
10.50 (22)	Consulting Agreement dated January 15, 2004, between China Energy Ventures Corp. and M.H. Financial Management Ltd.
10.51 (22)	Consulting Agreement dated January 1, 2004, between China Energy Ventures Corp. and Wei Yang
10.52 (22)	Share Purchase Agreement dated October 7, 2003 between Big Sky Energy Kazakhstan Ltd. and Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd. – English Translation
10.53 (22)	Frame Agreement of Jointly Cooperation dated November 6, 2003 between Big Sky Energy Kazakhstan Ltd. and Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd. – English Translation
10.54 (22)	Escrow Agreement dated January 30, 2004 between Big Sky Energy Kazakhstan Ltd., Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd. and W. Scott Lawler
10.55 (23)	Asset Purchase Agreement dated February 27, 2004 between IbrizOil Inc. and China Energy Ventures Corp.
10.56 (23)	Contract for exploration and production of hydrocarbons at Dauletaly Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan
10.57 (23)	Contract for exploration and production of hydrocarbons at Karatal Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan
10.58 (23)	Contract for exploration and production of hydrocarbons at Morskoe Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan
10.59 (23)	Audit Committee Charter, amended November 12, 2003
10.60 (24)	Sale and Purchase Agreement between Big Sky Energy Atyrau Ltd., Batys Petroleum LLP and Glushich Victor Petrovich dated April 10, 2004
10.61 (24)	Amendment Agreement No. 1 to the Sale and Purchase Agreement Dated April 10, 2004 between Big Sky Energy Atyrau Ltd., Batys Petroleum LLP and Glushich Victor Petrovich dated April 12, 2004
10.62 (24)	Agreement for Assignment of the Creditor’s Rights between Vector Energy West LLP, Lorgate Management Inc. and Big Sky Energy Atyrau Ltd. dated April 10, 2004
10.63 (20)	Contract on prospecting of hydrocarbons at Atyrau Field dated December 28, 2002 between Vector Energy West LLP and the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan
10.64 (20)

Contract on prospecting and production of hydrocarbons at Liman-2 Field dated December 28, 2002 between Vector Energy West LLP and the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan

10.65(27)	Share Purchase Agreement dated December 9, 2004, by and between Big Sky Energy Corporation and Big Sky Energy Canada Ltd.
10.66(28)	Consulting Agreement dated December 1, 2004, between Big Sky Energy Corporation and M.H. Financial Management Ltd.
10.67(28)	Consulting Agreement dated June 30, 2004, between Big Sky Energy Corporation and Daming Yang.
10.68(28)	Consulting Agreement dated December 1, 2004, between Big Sky Energy Corporation and Precise Details, Inc.

10.69(28)	Consulting Agreement dated October 1, 2004, between Big Sky Energy Corporation and Suntree Ltd.
10.70(28)(31)	Consulting Agreement dated January 19, 2005, between Big Sky Energy Corporation and A.S. Sehsuvaroglu, together with amendment.
10.71(29)

Terms of Business Agreement dated 24 February, 2005 and executed on behalf of the Company, 7 March 2005, between Big Sky Energy Corporation and Matrix-Regent/Matrix-Securities Limited, trading as Matrix Corporate Finance

10.73(28)	Consulting Agreement dated March 1, 2005, between Big Sky Energy Corporation and Ruslan Z.Tsarni.
10.74(30)	2000 Stock Award Plan, as amended by the shareholders, December 3, 2004

23.1 (26)	Consent of W. Scott Lawler, Attorney and Counselor at Law (See Exhibit 5.1)
23.2	Consent of Deloitte & Touche LLP – Big Sky Energy Corporation.
23.6 (26)	Consent of PetroGlobe (Canada) Ltd.

31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1)	Previously filed on Form 10-SB on December 2, 1999.
(2)	Previously filed on Form 8-K filed on April 28, 2000.
(3)	Previously filed on Form 10-KSB on July 11, 2000.
(4)	Previously filed on Form 8-K filed on September 29, 2000.
(5)	Previously filed on Form S-1 filed on December 6, 2000.
(6)	Previously filed on Form 10-QSB on March 15, 2001.
(7)	Previously filed on Form 8-K/A on December 12, 2000.
(8)	Previously filed on Form 10-KSB on March 28, 2001.
(9)	Previously filed on Form 8K on August 25, 2000.
(10)	Previously filed on Form 8K on September 26, 2000.
(11)	Previously filed on Form S-1, Amendment No. 1 on April 6, 2001.
(12)	Previously filed on Form S-1, Amendment No. 3 on July 2, 2001.
(13)	Previously filed on Form S-1, Amendment No. 4 on July 27, 2001.
(14)	Previously filed on Form S-1, Amendment No. 5 on August 10, 2001.
(15)	Previously filed on Form S-1, Amendment No. 7 on October 25, 2001.
(16)	Previously filed on Form 10-QSB on November 14, 2001.
(17)	Previously filed on Form 10-KSB on April 1, 2002.
(18)	Previously filed on Form S-1 on April 12, 2002.
(19)	Previously filed on Form 8-K/Amendment No. 1 on October 30 2002.
(20)	Previously filed on Form 10-KSB on April 16, 2003.
(21)	Previously filed on Form 8-K on October 31, 2003.
(22)	Previously filed on Form SB-2 on February 19, 2004.
(23)	Previously filed on Form 10-KSB on March 30, 2004.
(24)	Previously filed on Form 8-K on May 18, 2004.
(25)	Previously filed on Form 10-QSB on May 21, 2004.
(26)	Previously filed on Form SB-2 on July 28, 2004.
(27)	Previously filed on Form 8-K on December 14, 2004
(28)	Previously reported on Form 8-K on March 9, 2005 - exhibit not attached to such filing
(29)	Previously filed on Form 8-K on March 10, 2005
(30)	Previously filed on Form 14C on October 27, 2004
(31)	To be filed subsequently

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements were $262,073 for the fiscal year ended 2004 and $126,151for the fiscal year ended 2003.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2004 and 2003.

Tax Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning was $9,485 for the fiscal year ended 2004 and $17,000 for the fiscal year ended 2003.  The fees charged for 2003 included assistance with the completion and filing of our Canadian income tax returns.

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

Deloitte & Touche LLP has advised us that, in connection with the audit of our financial statements for the year ended December 31, 2004, only full-time, permanent employees of Deloitte & Touche LLP performed the audit work.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2005.

BIG SKY ENERGY CORPORATION
By:	/s/ MATTHEW HEYSEL Name: Matthew Heysel Title: Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew Heysel
Matthew Heysel /s/ Daming Yang	Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2005
Daming Yang /s/ Thomas Milne	Director	April 12, 2005
Thomas Milne /s/ Bruce Gaston	Chief Financial Officer and Director (Principal Accounting Officer)	April 12, 2005
Bruce Gaston /s/ Philip Pardo	Director	April 12, 2005
Philip Pardo /s/ Barry Swersky	Director	April 12, 2005
Barry Swersky /s/ Al Sehsuvaroglu	Vice-President – New Development and Director	April 12, 2005
SA. (Al) Sehsuvaroglu /s/ Nurlan Balgimbayev	President and Director	April 12, 2005
Nurlan U. Balgimbayev	Director	April 12, 2005

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of

Big Sky Energy Corp. (formerly China Energy Ventures Corp.):

We have audited the consolidated balance sheets of Big Sky Energy Corp. and subsidiaries (a development stage enterprise) as of December 31, 2004 and 2003 and the related consolidated statements of operations and deficit, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and for the period from February 1, 2000 (date of incorporation) to December 31, 2004.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Sky Energy Corp. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 and for the period from February 1, 2000 (date of incorporation) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation is a development stage enterprise engaged in oil and gas exploration in the Republic of Kazakhstan.  As discussed in Note 2 to the financial statements, the Corporation’s operating losses since inception raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Calgary, Alberta, Canada

March 18, 2005 (except as to the fifth paragraph of Note 25 which is as of March 29, 2005)

Big Sky Energy Corporation (formerly China Energy Ventures Corp.)
(a Development Stage Enterprise)
Consolidated Balance Sheets
(Expressed in United States Dollars)

	December 31, 2004	December 31, 2003
ASSETS
CURRENT
Cash and cash equivalents	$ 983,734	$ 1,068,451
Restricted cash	63,040	30,000
Advances to related parties	21,351	1,154,941
Interest and other receivables	142,865	87,158
Prepaid expenses	484,983	163,017
	1,695,973	2,503,567
LONG-TERM
Long-term advances	320,885	-
Advances to related parties	24,439	-
Property and equipment (Note 6)	384,077	287,139
Oil and gas properties (Note 5, 7)	22,158,082	-
TOTAL ASSETS	24,583,455	2,790,706
LIABILITIES
CURRENT
Obligations for social sphere development (Note 11)	1,401,000	-
Obligations for professional training of personnel (Note 12)	289,200	-
Obligations for acquisition of the right for geological information use (Note 13)	758,265	-
Accounts payable and accrued liabilities (Note 8)	761,158	262,313
Short-term interest free loan from ABT LTD (Note 9)	166,000	-
Due to related parties (Note 19)	25,590	-
	3,401,213	262,313
LONG-TERM
Obligations for social sphere development (Note11)	1,255,325	-
Obligations for professional training of personnel (Note 12)	304,641	-
Obligations for historical cost reimbursement (Note 20)	981,674	-
Asset retirement obligation (Note 21)	435,868	-
Deferred income tax liability (Note 22)	4,806,906	-
TOTAL LIABILITIES	11,185,627	262,313

CONTINUING OPERATIONS (NOTE 2)
COMMITMENTS AND CONTINGENCIES (NOTE 24)

STOCKHOLDERS' EQUITY
Common stock (Note 15)	126,538	89,516
$0.001 par value, shares authorized: 150,000,000;
shares issued and outstanding: 68,119,460 (December
31, 2003 – 31,096,603)
Additional paid in capital	43,484,352	26,840,474
Deferred compensation	(27,926)	(1,008,510)
Deficit accumulated during development stage	(30,185,135)	(23,393,087)
	13,397,829	2,528,393
	$ 24,583,455	$ 2,790,706

Big Sky Energy Corporation (formerly China Energy Ventures Corp.)
(a Development Stage Enterprise)
Consolidated Statements of Operations and Deficit
(Expressed in United States Dollars)
				Cumulative Period From
				Date of
				Incorporation
	Year Ended December 31			Feb 1, 2000 to
	2004	2003	2002	Dec 31, 2004
GENERAL AND ADMINISTRATIVE
EXPENSES (including non-cash
compensation of $758,264 (2003-
$1,541,174, 2002-$489,654))	$(6,217,720)	$(3,038,170)	$(2,004,663)	$(16,482,519)
DEPRECIATION AND AMORTIZATION	(126,507)	(170,433)	(213,162)	(3,529,887)
ACCRETION	(247,388)			(247,388)
	(6,591,615)	(3,208,603)	(2,217,825)	(20,259.794)
FOREIGN EXCHANGE GAIN (LOSS)	(226,938)	-	-	(226,938)
INTEREST INCOME	2,301	14,235	2,501	415,613
LOSS FROM CONTINUING OPERATIONS	(6,816,252)	(3,194,368)	(2,215,324)	(20,071,119)

DISCONTINUED OPERATIONS (Note 4)
IMPAIRMENT OF ASSETS (Note 10)		-	(400,000)	(8,628,623)
LOSS IN BIG SKY NETWORK
CANADA LTD.	-	-	-	(181,471)
LOSS IN SHEKOU JOINT
VENTURE (Note 10)	-	-	(123,504)	(609,607)
LOSS IN CHENGDU JOINT
VENTURE (Note 10)	-	-	-	(1,141,793)
GAIN ON SALE OF SHEKOU
JOINT VENTURE (Note 10)	-	-	125,798	125,798
GAIN ON SALE OF BIG SKY NETWORK CANADA	179,935	-	-	179,935
INCOME (LOSS) ON DISCONTINUED OPERATION	(155,731)	64,606	21,550	141,745
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	24,204	64,606	(376,156)	(10,114,016)
NET LOSS	$(6,792,048)	$(3,129,762)	$(2,591,480)	$(30,185,135)

DEFICIT, BEGINNING OF PERIOD	$(23,393,087)	$(20,263,325)	$(17,671,845)	$ -

DEFICIT, END OF PERIOD	$(30,185,135)	(23,393,087)	(20,263,325)	$(30,185,135)
LOSS PER SHARE
Basic and diluted loss from continuing
operations	$(0.132)	(0.136)	(0.102)
Basic and diluted on discontinued
operations	$0.001	0.003	(0.017)
Basic and diluted – net loss	$(0.131)	(0.133)	(0.119)
SHARES USED IN COMPUTATION
Basic and diluted	51,585,004	23,536,537	21,774,775

The accompanying notes are an integral part of this consolidated financial statement.

F-5

F-5

F-5

F-5

Big Sky Energy Corporation (formerly China Energy Ventures Corp.) (a Development Stage Enterprise) Consolidated Statements of Stockholders’ Equity (Expressed in United States Dollars)
			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity
		$	$	$	$	$

Balance,	1,509,850	59,971	-	-	-	59,971
February 1, 2000

Issue of common stock
for the outstanding shares
of China Broadband
(BVI) Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement agreements at $0.20
per share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement agreements at $1.00
per share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to private placement agreement at $7.50 per
share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation (Note 16)	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative
Compensation Plan
(Note 18)	-	-	163,463	-	-	163,463

Issuance of common
stock to settle legal
fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25
per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)

Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation (Note 16)	-	-	-	1,541,174	-	1,541,174

Deferred compensation	-	-	2,016,920	(2,016,920)	-	-

Alternative
Compensation Plan
(Note 18)	682,802	683	(683)	-	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	7,900,000	7,900	1,916,232	-	-	1,924,132

Net loss	-	-	-	-	(3,129,762)	(3,129,762)

Balance,
December 31, 2003	31,096,603	89,516	26,840,474	(1,008,510)	(23,393,087)	2,528,393

Amortization of deferred
compensation (Note 16)	-	-	-	758,264	-	758,264

Deferred compensation	-	-	(46,500)	46,500	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	100,000	100	24,900	-	-	25,000

Stock issued pursuant to
private placement
agreement at $0.50	24,340,000	24,340	11,515,168	-	-	11,539,508

Stock issued pursuant to
purchase of BSEK	8,000,000	8,000	2,280,000	-	-	2,288,000

Stock issued pursuant to
acquisition of BSEK
royalty interest	681,475	681	415,019	-	-	415,700

Stock issued pursuant to
purchase of BSEA
minority interests	3,500,000	3,500	2,551,500	-	-	2,555,000

Options exercised	101,666	102	4,982	-	-	5,084
Options cancelled	-	-	(175,820)	175,820	-	-
Warrants exercised	299,716	299	74,629	-	-	74,928

Net loss	-	-	-	-	(6,792,048)	(6,792,048)

Balance,
December 31, 2004	68,119,460	126,538	43,484,352	(27,926)	(30,185,135)	13,397,829

The accompanying notes are an integral part of this consolidated financial statement

Big Sky Energy Corporation (formerly China Energy Ventures Corp.)
(a Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
				Cumulative
				Period From
				Date of
				Incorporation
	Year ended December 31			February 1, 2000 to
	2004	2003	2002	December 31, 2004
CASH FLOWS RELATED TO
THE FOLLOWING ACTIVITIES

OPERATIONS
Loss from Continuing Operations	$(6,816,252)	(3,194,368)	(2,215,324)	$(20,071,119)
Income from Discontinued Operations	24,204	64,606	(376,156)	(10,114,016)
Adjustment for:
Extinguishment of Debt		-	-	(1,422,225)
Depreciation and amortization	126,507	170,433	213,162	3,529,887
Accretion	247,388	-	-	247,388
Unrealized Foreign Exchange Gain	70,831	-	-	70,831
Loss From Big Sky Network Canada	155,731			155,731
Impairment of assets	-	-	400,000	8,628,623
Loss in Big Sky Network
Canada Ltd.	-	-	-	181,471
Loss in Shekou joint
venture (Note 10)	-	-	123,504	609,607
Loss in Chengdu joint
venture (Note 10)	--	-	-	1,141,793
Gain on Sale of Big Sky Network Canada	(179,935)			(179,935)
Gain on Sale of Shekou
joint venture	-	-	(125,798)	(125,798)
Non-cash stock
compensation (Notes 16)	758,264	1,541,174	489,654	3,225,221
Issuance of Common Shares
for settlement of legal fees		-	21,062	21,062
Changes in operating assets and liabilities-
net of the effect of acquisitions
Restricted cash	(33,040)	-	-	(63,040)
Interest and other receivable	(54,229)	(6,219)	37,703	(147,328)
Prepaid expenses	(316,292)	(150,465)	156,722	(479,309)
Accounts payable and
accrued liabilities	266,773	116,421	(159,614)	(166,797)
	(5,750,050)	(1,458,418)	(1,435,085)	(14,957,953)

FINANCING
Issue of common stock for cash (Note 15)	12,275,166	1,975,000	749,290	26,891,959
Stock issuance costs (Note15)	(630,646)	(8,785)	(101,929)	(817,171)
Repayment of advances for share subscriptions	(250,000)	-	-	(250,000)
Repayment of Debt	(570,000)	-	-	(570,000)
Proceeds from ABT Ltd.	166,000	-	-	166,000
	10,990,520	1,966,215	647,361	25,420,788

INVESTING
Fixed asset additions	(346,194)	(1,319)	(172,599)	(1,048,890)
Capital Expenditure-oil & gas properties	(303,203)	-	-	(303,203)
Advances Paid	(320,885)	-	-	(320,885)
Proceeds from the sale of the
Shekou joint venture (net of costs)	-	22,800	2,006,400	2,029,200
Investment in Chengdu joint venture	-	-	-	(1,935,590)
Acquisition of Big Sky Network
Canada Ltd. (net of cash acquired)		-	-	(2,395,828)
Acquisition of Vector Energy West LLP	(4,506,502)	-	-	(4,506,502)
Acquisition of BSEK (net of cash acquired)	339,353	-	-	339,353
Advances to related company	(187,756)	(1,149,000)	-	(1,336,756)
	(5,325,187)	(1,127,519)	1,833,801	(9,479,101)

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(84,717)	(619,722)	1,046,077	983,734

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,068,451	1,688,173	642,096	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$983,734	1,068,451	1,688,173	$983,734

SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for income taxes	$-	-	-
Cash paid for interest	$-	-	-

The accompanying notes are an integral part of this consolidated financial statement.

Big Sky Energy Corporation (formerly China Energy Ventures Corp.)

1

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2004

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

1.

INCORPORATION AND BACKGROUND

a)

Incorporation and background

Big Sky Energy Corp. (the "Corporation") was incorporated in Nevada in February 1993 under the name "Institute for Counseling, Inc." On April 27, 2000, Institute for Counseling, Inc. changed its name to China Broadband Corp. on December 29, 2003, China Broadband Corp. changed its name to China Energy Ventures Corp. and on December 3, 2004 China Energy Ventures Corp. changed it’s name to Big Sky Energy Corporation. The Corporation is a development stage enterprise that is pursuing the acquisition of oil and gas exploration and production assets.

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

On July 8, 2000, BSN acquired a 50% interest in a 20-year joint venture, Sichuan Huayu Big Sky Network Ltd. ("Chengdu JV"), which provides Internet access to residential and business customers through the cable television infrastructure in the Sichuan Province, the PRC. BSN agreed to contribute a maximum of $5,500,000 to the Chengdu JV in cash or equipment and is entitled to receive 65% of the profits earned between 2001 and 2007, 50% of the profits earned between 2008 and 2013 and 35% of the profits earned between 2014 and 2020. As at December 31, 2003, the Corporation has contributed $1,935,590 to this joint venture.  The Chengdu JV has incurred losses since inception. In 2002, the Corporation ceased making capital contributions to the Chengdu JV because of the partners’ lack of performance of its commitments under the joint venture agreement. The Corporation is pursuing remedies from its joint venture partner to recover its investment.  (See Note 4 – Discontinued Operations)

c)

Chengdu Big Sky Network Technology Services Ltd.

The Corporation established a wholly owned subsidiary to provide high speed Internet access in the sector of Chengdu, Sichuan Province designated as a development zone for technology based companies. Chengdu Big Sky Network Technology Services Ltd. provides its own Internet fibre link, principally to commercial subscribers and government offices with secondary emphasis placed on residential customers. On December 9, 2004 the Corporation sold its interest in Big Sky Network Canada Ltd. See Note 4 – Discontinued Operations.

a)

Investment in Oil and Gas properties

Late in 2003, the Corporation began investing in oil and gas assets in addition to its Internet service business in China, a transition which concluded December 9, 2004, by selling Big Sky Network Canada Ltd., which held all of the Corporations Chinese investments, to become an oil and gas exploration and production company. This began with the acquisition of KoZhaN LLP, described below, and continued with the acquisition of Vector Energy West LLP, also described below.  By acquiring such companies the Corporation gained a significant acreage position in the prolific pre-Caspian basin of western Kazakhstan located close to infrastructure and transportation.

On January 12, 2004, the Corporation completed the acquisition of 100% of the issued and outstanding share capital of Big Sky Energy Kazakhstan Ltd (“BSEK”) thereby acquiring a 90% interest in KoZhaN LLP, a Kazakhstan Limited Liability Partnership (“KoZhaN”) and on May 11, 2004, the Corporation completed the acquisition of 100% of the outstanding share capital of Vector Energy West LLP, a Kazakhstan Limited Liability Partnership, (“Vector”) through its 75% owned subsidiary, Big Sky Energy Atyrau Ltd. (“BSEA”) and on December 10, 2004 completed the acquisition of the remaining 25% of BSEA.  See note 5 “Business Combination”.

The Corporation through KoZhaN and Vector entered into Subsurface Use Contracts with the Government of the Republic of Kazakhstan (the “Government”) to explore for and produce hydrocarbons in the Morskoe, Karatal and Dauletaly blocks and the Atyrau and Liman-2 blocks, respectively, all located in the Atyrau region of western Kazakhstan (the “Subsurface Use Contracts”).

As a result of these acquisitions, the nature of operations for the Corporation has changed.  The Corporation intends to direct the majority of future capital investment towards oil and gas exploration within the acquired properties. At present the Corporation is in the exploration phase with regards to its oil and gas properties. This phase is expected to last until the Corporation finds economically profitable oil reserves.

On October 12, 2004 KoZhaN signed a farm out Agreement which transfers 45% of the subsurface rights of the Morskoe license to ABT Limited LLP (ABT).  This transfer of rights is subject to the approval by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan. ABT, in turn, will pay for the cost of lease access and lease construction (Construction Works) and pay up to $650,000 towards the cost of drilling, completion and testing of Morskoe #10 well (Drilling Works).  KoZhaN will contribute $150,000 to the Drilling Works.  Both companies will equally share future costs associated with the development of the Morskoe license.

Meeting the Corporation’s future financing requirements for all other projects will be dependent on the success of the Morskoe well and any follow up wells, with resulting cash flow from operations, its ability to develop further oil and gas joint venture partnerships on favorable terms, its ability to access equity capital markets and, after achieving or acquiring sustainable production, credit facilities from institutional lenders. The Corporation will maintain its exploration and development activities at sustainable levels. While there can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation’s objective, or result in commercial success, management believes that it has a well developed network of institutional investors who understand the risk of investing in exploration companies. The Corporation cannot assure you that it will be able to obtain sufficient capital, develop joint venture partnerships or achieve or acquire sustainable production to satisfy all of its obligations or that its operating subsidiaries will be commercially successful. (See Note 25)

Should the Corporation be unable to meet its obligation under the Subsurface Use Contracts due to a lack of capital, the Competent Body has the right to terminate the contracts after giving the Corporation 90 day’s written notice.

1.

CONTINUING OPERATIONS

These consolidated financial statements have been prepared on a going concern basis. The Corporation has acquired an oil and gas business and must make certain capital expenditures during the course of the next year and future years (see Note 24). The Corporation's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Corporation be unable to continue as a going concern.

During 2004, the Corporation utilized cash for management and corporate administrative activities of approximately $200,000 per month. In 2005, corporate and administrative costs will be higher due to increased business activity in Kazakhstan. Taking into account prepaid lease rentals for office space, monthly expenditures for corporate and administrative costs are estimated at $400,000 per month. Management anticipates that the Corporation currently has sufficient working capital to fund this level of operations through December 2006. Current cash resources are not anticipated to be sufficient to fund the next phase of the Corporation’s development, including its expansion in the oil and gas business, and it will consider seeking additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation’s objective, or result in commercial success. The Corporation cannot assure you that it will be able to obtain sufficient capital to satisfy all of its obligations or that its operating subsidiaries will be commercially successful. In February 2005, we raised an additional $13.7 million of common equity from institutional investors and accredited private investors (see Note 25).

The ability of the Corporation to survive will depend on its ability to finance, acquire, explore for and produce oil and natural gas on a profitable basis.

The Corporation's operations may also be adversely affected by significant political, economic and social uncertainties in Kazakhstan and in other countries in which it may acquire oil and gas operations. Kazakhstan has emerged from the former Soviet Union with a viable, independent economy and is open to foreign investment. Kazakhstan is rich in a variety of minerals and raw materials. The economy is evolving from centrally planned towards a free market. Government policies favoring foreign investment may change, commodity prices may decline and political disruptions may occur in the region. These factors may impact the Corporation’s ability to conduct its business, the results of its operations and its financial condition and its right to pay dividends.

3.

ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, BSEK and BSEA.

The equity method of accounting is used for companies in which the Corporation has significant influence, which generally means common stock ownership of at least 20% and not more than 50%. The Corporation used the equity method to account for its joint venture investments in the Shekou JV (which was sold in 2002) and the Chengdu JV (sold in 2004). BSN was accounted for as a majority-controlled subsidiary until April 25, 2000. For the period April 26, 2000 to September 28, 2000, while the Corporation owned 50% of BSN, BSN was accounted for using the equity method.  For the period since September 29, 2000, BSN has been accounted for as a wholly owned subsidiary and all material inter-company accounts and transactions have been eliminated. On December 9, 2004 BSN was sold.

Cash and cash equivalents

The Corporation considers all highly liquid debt instruments with maturities at the date of purchase of three months or less to be cash equivalents.

Restricted cash

The amount of $63,040 is maintained on deposit to secure corporate credit card balances and as a deposit on oil and gas operations (2003 - $30,000).

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

Oil and gas properties

The Corporation follows the successful efforts method of accounting for its oil and gas operations, whereby expenditures for property acquisitions and all development costs (including development dry holes) and support equipment and facilities are capitalized. The costs of unsuccessful exploratory wells are charged to expense at the time the wells or other exploration activities are determined to be non-productive. Production costs, overheads and all exploration costs other than exploratory drilling are expensed as incurred. Costs incurred for acquisition of rights to explore and develop the Corporation’s oilfields, including but not limited to payment for geological information, payment to participate in tender, signature bonuses, obligations on social sphere development, are capitalized and classified as a right to subsurface use. Payroll and related costs incurred during the acquisition and exploration phases and directly related to oil and gas operations are capitalized as part of oil and gas properties.

Impairment of oil and gas properties

The Corporation reviews its long-lived assets, including oil and gas properties, for possible impairment by comparing the carrying values with the undiscounted future net before-tax cash flows. Asset impairment may occur if a field discovers lower than anticipated reserves, write downs of proved reserves based on field performance, significant changes in commodity prices, significant decreases in the market value of an asset, and significant change in the extent or manner of use or physical change in an asset. Impaired assets will be written down to their estimated fair values, generally their discounted future net before-tax cash flows. For proved oil and gas properties, the Corporation performs the impairment test on an individual field basis. Unproved properties are reviewed periodically to determine if there has been impairment of the carrying value with any such impairment charged to expense in the current period.

Borrowing costs

Interest costs related to financing the acquisition of the subsurface use rights, conducting exploration activities and financing major oil and gas development projects are capitalized as part of related assets until the projects are evaluated, or until the projects are substantially complete and ready for their intended use if the projects are evaluated as successful.

Goodwill and other intangible assets

The Corporation prospectively adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, extends the allowable useful lives of certain intangible assets, and requires recognition for goodwill and intangible assets and impairment testing, which must be performed at least annually.

Long-lived assets

The carrying value of long-lived assets, which includes goodwill, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the estimated undiscounted future cash flow expected to result from the use and disposition of the asset, is less than the carrying value of the asset. (See Note 10)

Income taxes

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

Foreign currency translation

In accordance with the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" the financial statements of two subsidiaries of the Corporation, KoZhaN LLP, a Kazakhstan limited liability partnership (“KoZhaN”) and Vector Energy West LLP, a Kazakhstan limited liability partnership, have been translated into United States Dollars (“US Dollars”) from Kazakhstan TengeTenge (“TengeTenge”). KoZhaN and Vector maintain their accounting records in TengeTenge. A majority of KoZhaN’s and Vector’s capitalized costs, expenses, liabilities, loans and cash flows are denominated in US Dollars. Accordingly, KoZhaN and Vector have determined that the US Dollars is its functional currency.

KoZhaN’s and Vector’s long-lived assets and equity are translated using historic exchange rates. Gains and losses arising from these translations are reported in the consolidated statement of operations.

The Kazakhstan Tenge is not a fully convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities into US Dollars for the purpose of these financial statements does not indicate that the Corporation could realize or settle in US Dollars the reported values of the assets and liabilities. Likewise, it does not indicate that the Corporation could return or distribute the reported US Dollars values of capital and retained earnings to the partners.

Employee Benefits

Pension Payments - The Corporation pays into an employee accumulated pension fund an amount equivalent to 10% of employees’ salaries for employees of its Kazakhstani operations. These amounts are expensed when they are incurred.

Social tax - The Corporation makes payments of mandatory social tax in the amount of 21% of employee salaries for employees of their Kazakhstani operations. These costs are recorded in the period when they are incurred and capitalized as part of oil and gas properties or included with general and administrative expenses in the consolidated statement of operations.

Stock-based compensation

The Corporation applies the intrinsic value method allowed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock option plans. Under APB 25, compensation expense resulting from awards under variable plans is measured at each reporting period as the difference between the quoted market price and the exercise price; the cost is recognized over the period the employee performs related services.

The following table illustrates the effect on net loss and loss per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2004	2003	2002
	$	$	$
Net loss, as reported	(6,792,048)	(3,129,762)	(2,591,480)
Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects	697,946	1,187,055	-
Deduct: Total stock-based employee
compensation expense determined under fair
value-based method for all awards, net of
related tax effects	26,735	94,078	278,432

Pro-forma net loss	(6,120,837)	(2,036,785)	(2,869,912)

Net loss per share:
Basic and diluted – as reported	(0.131)	(0.133)	(0.119)
Basic and diluted – pro forma	(0.119)	(0.087)	(0.132)

The fair value of stock options used in computing the pro forma net loss and basic loss per common share was estimated at grant date, determined by the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002

Dividend yield	0%	0%	0%
Expected volatility	190%	140%	100%
Risk free interest rate	3.93%	3.60%	3.18%
Expected option life	5 years	5 years	3 years

Net loss per share

Basic loss per share ("EPS") excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options) were exercised or converted into common stock, using the treasury stock method.  Potential common shares in the diluted EPS computation are excluded in net loss periods, as their effect would be anti-dilutive. In 2004, 7,267,315 options and warrants were excluded in the calculation of net loss per share. In  2003, 7,659,716 options and warrants and in 2002, 7,810,506 options and warrants were excluded from the diluted EPS calculation.

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

Impact of Recent and Pending Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised FIN No. 46, “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to those entities (defined as VIEs) in which either the equity at risk is not sufficient to permit that entity to finance its activities without additional subordinated financial support from other parties, or equity investors lack voting control, an obligation to absorb expected losses or the right to receive expected residual returns. FIN No. 46(R) requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. The Corporation does not have an interest in any VIE, and therefore there is no impact on the Company's financial position, results of operations or cash flows from adoption.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It is effective for small business issuers for the first interim or annual reporting period beginning after December 15, 2005, meaning that the Corporation will apply the guidance to all employee awards of share-based payment granted, modified or settled in the first quarter of 2006. The Corporation is reviewing the standard to determine the potential impact, if any, on its consolidated financial statements.

In June 2004, the FASB issued an exposure draft of a proposed statement, “Fair Value Measurements” to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current U.S. GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to re-measure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after June 15, 2005. The Corporation is reviewing The Exposure Draft to determine the potential impact, if any, on its consolidated financial statements.

In November 2004, the EITF ratified Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”. The EITF reached a consensus that classification of a disposed of or held-for-sale component as a discontinued operation is only appropriate if the ongoing entity (i) expects to have no continuing “direct” cash flows, and (ii) does not retain or expect to retain an interest, contract or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction. Application of this consensus did not have a material impact on the Corporation’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges, and to require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The Corporation does not believe there will be a material impact on it’s financial position, results of operations or cash flow from operations.

In December 2004, the FASB issued Statement 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transactions. This amendment eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under Statement 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. This statement is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Corporation is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

DISCONTINUED OPERATIONS

Big Sky Network Canada Ltd., a wholly owned subsidiary of the Corporation, was sold in December of 2004 for a net gain of $179,935. Big Sky Network Canada Ltd. held all of the Corporations’ investments in China.

5.

BUSINESS COMBINATION

Big Sky Energy Kazakhstan Ltd.

On January 12, 2004, the Corporation completed the acquisition of 100% of the issued and outstanding share capital of BSEK.  The Corporation issued 8,000,000 common shares at a deemed price of $0.286 per share, being the trading price of the Corporation’s shares at the date of announcing the transaction, for total consideration including transaction costs of $2,288,000. Among the sellers of the BSEK shares, was a company which held 80% of those shares and which was wholly-owned by Kai Yang, the brother of the Corporation’s President, and of which Matthew Heysel, the Chairman and Chief Executive Officer of the Corporation, and Daming Yang, President of the Corporation, were directors and senior officers of BSEK at the time.  BSEK holds a 90% interest in KoZhaN, which holds the rights to explore for and produce oil and natural gas from three properties in the Republic of Kazakhstan.  The acquired net assets of BSEK and consideration given were as follows:

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

At December 31, 2003, the Corporation had advanced $1,154,941, including accrued interest of $5,941, to BSEK.  This amount is reflected on the consolidated balance sheet as an advance to related parties. At December 31, 2004, the loan balance was $4,185,500 including $95,602 of accrued interest and is eliminated in these consolidated financial statements. The amount is unsecured, bears interest at the rate of 5% per annum and is repayable on demand.

Results of operations of BSEK have been included in the consolidated statement of operations of the Corporation from the period January 12, 2004 to December 31, 2004.

On January 30, 2004, BSEK entered into a subscription and escrow agreement with a third-party to issue common shares from treasury to this third-party.  The shares were being held in escrow pending receipt of the full amount of the subscription proceeds totaling $2,300,000.  On June 28, 2004, the subscription agreement was cancelled and the $250,000 deposit, which had been received in the third quarter of 2003, was refunded.

Royalty Interest

On March 4, 2004, the Corporation issued 681,475 common shares to IbrizOil Inc. (“Ibriz”), an Alberta corporation, as consideration for the purchase of a royalty interest in the net revenues of BSEK at a cost of $415,700. These shares were valued at $415,700 based on an average closing price of $0.61 from February 20 – 26, 2004. The purchase price was determined based on the results of the valuation report performed by an independent, third party petroleum engineering company. The royalty interest amounts to 5% of BSEK’s net share of the earnings of its 90%-held subsidiary company, KoZhaN. At the time of this transaction, Mr. Van Doorne, who is a director and the Chief Executive Officer of Ibriz, was also our Executive Vice President and the Managing Director of BSEK.  The acquisition of the royalty interest has been accounted for as an increase in oil and gas property.

During 2004 $511,612 (2003 – Nil) of BSEK’s expenses were paid by the Corporation.

Vector Energy West LLP

On May 11, 2004, the Corporation, through its 75% owned subsidiary, BSEA, completed the acquisition of 100% of the issued and outstanding charter capital of Vector (a Kazakhstan limited liability partnership). BSEA was incorporated under the laws of Alberta on April 8, 2004 with the Corporation subscribing to 75% of the total shares issued on incorporation. On May 11, 2004, BSEA borrowed $5,000,000 from the Corporation. The funds were paid as follows; $4,506,611 to acquire 100% of the issued and outstanding charter capital of Vector and $570,000 to purchase Vector’s loan from a third party.  At December 31, 2004 the loan balance was $6,434,789 including $177,016 of accrued interest and is eliminated in these consolidated financial statements. The amount is unsecured, bears interest at the rate of 5% per annum and is repayable on demand.   The acquired net assets of Vector and consideration given would be as follows:

Oil and gas properties	$11,112,756
Current assets, including cash of $109	5,123
Loan payable	(548,076)
Other current liabilities	(1,308,250)
Non-current liabilities	(4,754,942)
Net assets acquired	$4,506,611

Consideration, paid in cash	$4,506,611

The oil and gas properties include previously discovered proved non-producing oil reserves as well as subsurface use rights over the remainder of the acreage.

As of the acquisition date, May 11, 2004, Vector had a loan outstanding to third parties of $548,076.  In connection with the purchase of Vector, BSEA was required to purchase the loan and settle it for cash of $570,000 representing a premium of $21,924. This premium has been expensed.

Big Sky Energy Atyrau Ltd.

On November 10, 2004 the Corporation purchased the 25% minority interest in BSEA. The Corporation issued 3,500,000 common shares at a deemed price of $0.73 per share, being the trading price of the Corporation’s shares at the date the transaction was announced, for total consideration of $2,550,000. BSEA holds 100% of the charter capital of Vector, a Kazakhstan limited liability partnership. On November 10, 2004, BSEA had an accumulated net deficiency in the fair value of net assets of $2,798,167 of which $699,542 relates to the Minority interest of BSEA. The purchase price of $2,550,000 and a related deferred income tax liability of $894,250 has been ascribed to oil and gas properties.

During 2004,    $2,051,977 (2003 – Nil) of BSEA’s expenses were paid by the Corporation.

Pro-forma disclosure

SFAS 141 requires disclosure on a pro-forma basis as though the business combination had occurred at the beginning of the period.

For the year ended December 31, 2004 and December 31, 2003, the Corporation has determined the following pro-forma information for the BSEK and BSEA business combination:

December 31, 2004 (unaudited)	As reported	Adjustments	Pro-forma
Revenue	$ -	$ -	$ -
Net loss	$ (6,792,048)	$ (80,000)	$ (6,872,048)
Loss per share	$ (0.131)	$-	$ (0.133)

December 31, 2003 (unaudited)	As reported	Adjustments	Pro-forma
Revenue	$ -	$ -	$ -
Net loss	$ (3,129,762)	$ (154,000)	(3,283,762
Loss per share	$ (0.133)	$ -	$ (0.140)

6.

PROPERTY AND EQUIPMENT

Property and equipment consist of:

	December 31 2004	December 31, 2003
	$	$

Furniture and fixtures	325,297	163,361
Computer hardware and software	46,382	480,300
Leasehold improvements	178,041	59,036
	549,720	702,697
Accumulated amortization	(165,643)	(415,558)
	384,077	287,139

1.

OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	December 31, 2004	December 31, 2003
	$	$

Subsurface use rights and expenses	21,742,382	-
Royalty interest	415,700	-
Oil and gas properties	22,158,082	-

On October 12, 2004 KoZhaN signed a Farmout Agreement, which transfers 45% of the subsurface rights of the Morskoe license to ABT. This transfer of these rights is subject to the approval by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan. ABT, in turn, will pay for the cost of lease access and lease construction (Construction Works) and pay up to $650,000 towards the cost of drilling, completion and testing of Morskoe #10 well (Drilling Works).  KoZhaN will contribute $150,000 to the Drilling Works.  Both companies will equally share future costs associated with the development of the Morskoe license.

The payable to ABT for Construction Works of $798,915 and the advance for Drilling Works of an interest free loan of  $500,000 was settled as a result of entering into the above agreement. The amounts paid by ABT have been recorded as oil and gas properties.  It should be noted that this farm out agreement is success based and should no production result from the Morskoe license, the Corporation has no obligation to repay ABT its cost of the Construction and Drilling Works.

8.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following amounts are included in accounts payable and accrued liabilities:

	December 31 2004	December 31, 2003
	$	$

Trade accounts payable	413,271	74,609
Professional fees	98,802	137,583
Office lease	80,323	46,936
Withholding taxes	114,363	-
Other	54,399	3,185
	761,158	262,313

9.

SHORT-TERM INTEREST FREE LOAN FROM ABT LTD

As at December 31, 2004 the short-term interest free loans due to ABT balance is as follows:

December 31, 2004

Short-term interest free loan for drilling works	$166,000

On October 12, 2004 KoZhaN signed a farm out Agreement, which transfers 45% of the subsurface rights of the Morskoe license to ABT. This transfer of these rights is subject to the approval by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan. ABT, in turn, will pay for the cost of lease access and lease construction (Construction Works). These funds represent the balance of the funds received from ABT, which have not been spent on the oil and gas properties.

10.

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

On September 13, 2002, BSN sold its 50% interest in Shekou JV for $2,280,000.  Net proceeds, after agent's fees and professional fees, were approximately $2,029,200.  At the time of the sale, the Corporation's investment in Shekou JV, net of its equity share of losses incurred by the joint venture to the date of sale, was approximately $1,903,402, resulting in a gain of $125,798.

On December 9, 2004, the Corporation sold it’s remaining assets in China. (See Note 4)

11.

OBLIGATIONS FOR SOCIAL SPHERE DEVELOPMENT

In accordance with the Subsurface Use Contracts, the Corporation is committed to contribute to social sphere development of Astana and Atyrau cities in the total amount of $3,030,000 for all oilfields during the exploration phase.  All Subsurface Use Contracts establish the exploration phase as 6 years from 2003 to 2009, and the production phase as 25 years from 2009 to 2034. During the year ended, December 31, 2004, the Corporation had not made any payments. These payments are due over the period from 2003 to 2008.  Management believes that the Corporation will meet this obligation within the exploration phase and payment delay will not terminate or deteriorate terms of the Subsurface Use Contracts.

Payment of these obligations is to be made according to a payment schedule agreed to between the Corporation and the Government. The non-current portion of these obligations is discounted at 15% being the estimated credit-adjusted risk free discount rate, giving a total discounted obligation of $2,492,368. The accretion expense for the year ended December 31, 2004 was $193,243 (2003- $Nil).

12.

OBLIGATIONS FOR PROFESSIONAL TRAINING OF PERSONNEL

	December 31, 2004		December 31, 2003

Within one year	$289,200	$	N/A
In the second to the fifth inclusive	389,800		N/A
Total obligations	679,000		N/A

Less: discount on obligations on professional training of personnel	(85,159)		N/A
Present value of obligations on professional training of personnel	593,841		N/A

Amount due for settlement within one year	289,200		N/A
Amount due for settlement after one year	304,641		N/A

Total	$593,841	$	N/a

Management believes that obligations on professional training of personnel should be recognized for future professional training costs as prescribed by the Subsurface Use Contracts. In accordance with the Subsurface Use Contracts, the Corporation is obliged to finance professional training of Kazakhstani personnel recruited for the Subsurface Use Contract’s operations at the rate of not less than 1% of the total amount of minimal investments. Under the Subsurface Use Contracts, the total amount of minimal investments was established at $53,900,000 during their exploration phase.

These obligations are discounted at 15%, being the estimated credit-adjusted risk free discount rate.  The accretion expense for the year ended December 31, 2004 was $30,041 (2003 - $Nil) was expensed.

13.

OBLIGATIONS FOR ACQUISITION OF THE RIGHT FOR THE GEOLOGICAL INFORMATION USE

In accordance with the Agreements on acquisition of the right on the geological information use # 710 and # 711 dated January 21, 2002, the Corporation is obliged to pay an additional amount for the right of geological information use if KoZhaN attracts foreign investors.

On May 11, 2004, BSEA acquired 100% of the shares in Vector’s charter fund. Accordingly, Vector recognized additional obligations on acquisition of the right on the geological information use as at December 31, 2004 in the amount of $758,265.

14.

SIGNATURE BONUSES AND PENALTY PAYABLE

In accordance with the Subsurface Use Contracts there was an obligation to pay signature bonuses in total of $1,000,000 for acquiring the subsurface use rights for all three fields. These bonuses were due for payment within 30 days after signing the Subsurface Use Contracts.

As at December 31, 2003, $1,000,000 had been paid to the Governments as a signature bonus for Morskoe, Karatal and Dauletaly oilfields. Penalties accrued on delaying the payment of the signature bonuses for those oilfields as at December 31, 2003 amounted to $98,904. These penalties were paid as at December 31, 2004.

15.

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

On January 26, 2004, the Corporation issued 100,000 restricted common shares in connection with a private placement conducted in late 2003 for proceeds to $25,000.

On February 11, 2004 we issued 66,666 shares for proceeds of $3,333 on the exercise of non-employee options. As part of the exercise agreement, the remaining 33,334 unvested options outstanding to the option holder were cancelled and returned to the stock option plan.

On March 4, 2004, we issued 681,475 common shares to Ibriz in connection with an Asset Purchase Agreement that we entered into with Ibriz. The amount of common stock issued was determined using the average closing price of our common stock for the five days prior to February 27, 2004, which resulted in a share price of $0.61 per shares.

On March 9, 2004, the Corporation solicited votes from selected stockholders of record and received an affirmative vote of 51% to approve an increase in the number of the Corporation’s authorized shares of common stock from 50,000,000 to 150,000,000, par value $0.001 per share.  On April 20, 2004, the Nevada Secretary of State processed the Corporation’s Certificate of Amendment to adjust the Corporation’s authorized share capital to 150,000,000.

On April 3, 2004, Canaccord Capital (Europe) Limited exercised a warrant for 299,716 shares for proceeds of $74,928.

On April 12, 2004, the Corporation issued 299,716 common shares to Canaccord Capital (Europe) Limited for total proceeds of $74,928 in connection with a warrant issued on April 3, 2002.  The warrant was for a total of 299,716 common shares with an exercise price of $0.25.

On May 7, 2004, the Corporation closed on the first tranche of a private placement and issued 13,483,750 shares for gross proceeds of $6,741,875. The costs associated with the private placement includes a finders fee equal to 6% of the gross proceeds received by the corporation and warrants to be issued to the finders that equal 6% of the shares issued under the private placement with an exercise price of $0.50. The total share issuance costs for this tranche are $373,537.

On July 6, 2004, an additional 2,616,250 shares of the Corporation’s common stock was issued at $0.50 per share, totaling $1,308,125.  The private placements were expressly subject to BSEA closing on the acquisition of Vector.  Costs associated with this private placement included a finders fee equal to 6% of the gross proceeds received by the Corporation and warrants with an exercise price of $0.50, issued to the finders that equal 6% of the shares issued under the private placement. The total share issuance costs for this tranche were $97,193.

On September 20, 2004 the Corporation closed on the third tranche of a private placement and issued 2,440,000 shares for gross proceeds of $1,220,000.  The costs associated with this private placement included a finders fee equal to 6% of the gross proceeds received by the Corporation and warrants with an exercise price of $0.50, issued to the finders that equal 6% of the shares issued under the private placement. The total share issuance costs for this tranche were $208,070.

On November 15, 2004 the Corporation issued 35,000 shares on the exercise of stock options for total proceeds of $1,750.

On November 17, 2004 the Corporation closed on the fourth tranche of a private placement and issued 5,800,000 shares for gross proceeds of $2,900,000. The costs associated with this private placement include a finders fee equal to 6% of the gross proceeds received by the Corporation and warrants with an exercise price of $0.50, issued to the finders that equal 6% of the shares issued under the private placement. The total share issue costs for this tranche were $437,241.

On November 10, 2004 the Corporation issued 3,500,000 common shares in exchange for the 25% minority interests in BSEA at a deemed price of $0.73 per share, which represents the trading price on November 10, 2004 for total proceeds of $2,555,000.

16.

STOCK OPTION PLAN

(a)

Stock Option Plan

The Board of Directors of the Corporation adopted the 2000 Stock Option Plan (the "Plan") during April 2000.  Shareholders approved the Plan on June 29, 2001. On December 3, 2004 the shareholders approved an increase in the common shares reserved for the option plan to 15,000,000. Under the Plan, the Corporation had reserved 15, 000,000 (2003-8,000,000) common shares for issuance under options granted to eligible persons. As at December 31, 2004, 6,175,000 had been granted and 8,723,334 remained available for granting.

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

(b)

Option Activity

Option activity under the Plan is as follows:

	2004	2003	2002
	Number of	Number of	Number of
	Options	Options	Shares

Opening Balance - January 1	7,310,000	6,810,000	6,618,333

Granted	100,000	1,100,000	8,610,000
Expired	(200,000)	-	-
Exercised	(101,666)	-	-
Cancelled	(933,334)	(600,000)	(8,418,333)
	6,175,000	7,310,000	6,810,000

Closing Balance, December 31	6,175,000	7,310,000	6,810,000

Options available for granting	8,723,334	690,000	1,190,000

Options exercised	101,666	-	-

Option Plan Total	15,000,000	8,000,000	8,000,000

 (c)

Additional information regarding options outstanding as of December 31, 2004 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.00	125,000	0.5	$1.00
$0.15	300,000	3.9	$0.15
$0.05	5,650,000	3.1	$0.05
$0.50	100,000	4.7	$0.50
	6,175,000	3.0	$0.08

(d)

As discussed in Note 3, the Corporation accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees” and its related interpretations. APB No. 25 does not require any amount to be recorded as a compensation expense for stock options that are issued at market price or above and are exercised, cancelled or allowed to expire under the original terms of the issue.  Where the original terms of the option award are amended, as in an adjustment to the exercise price, the intrinsic value method requires that these stock options be subjected to variable plan accounting. The amount of $Nil (2003 - $1,987,501) was determined to be the increase in the intrinsic value of these amended stock options for 2004 and was recorded as Deferred Compensation.   The Corporation amortized $697,946 (2003) - $1,187,055) as stock compensation expense over the course of 2004, leaving a balance of $Nil (2003 - $800,446) in respect of Deferred Compensation related to employees, on the balance sheet at December 31, 2004.

(e)

The Corporation accounts for stock based awards to non-employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS 123 requires that stock option grants to non-employees be accounted for at fair value on the date of the grant, determined by the Black Scholes option-pricing model.  This fair value is then amortized over the service life of the stock option.  In 2004, compensation expense of $60,318 (2003 - $354,119, 2002 - $489,645) was recognized in the consolidated financial statements and the amount of $27,926 (2003 - $208,064) was included in Deferred Compensation on the consolidated balance sheet at December 31, 2004 for non-employee stock option grants.

17.

WARRANTS

The Corporation has previously issued the following warrants.  Each warrant can be exchanged for 1 common share at the exercise price noted.

Date of	Number of	Exercise	Expiry
Grant	Warrants	Price	Date

April 2000	50,000	$1.00	April, 2005
May 2004	69,000	$0.50	May 2007
July 2004	491,315	$0.50	January 2006
September 2004	134,000	$0.50	January 2006
November 2004	348,000	$0.50	January 2006

50,000 warrants were granted to a consultant in 2000. The fair value of these warrants was $351 and was expensed in 2000.  299,716 warrants were granted at a price of $0.25 per share were expensed during 2004. 1,042,715 warrants were granted at a price of $0.50 per share under the terms of an agency agreement in connection with a private placement.

18.

ALTERNATIVE COMPENSATION PLAN

On March 22, 2002 our Board of Directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of common shares instead of cash. The Alternative Compensation Plan was approved at our Annual Shareholders’ Meeting held on June 14, 2002. The Plan allowed for maximum compensation of 2,000,000 shares.  This maximum was reached in the third quarter of 2002 and an expense in the amount of $163,463, relating to the future issuance of 2,000,000 common shares, was accrued under the Alternative Compensation Plan in 2002.  Shares are issued upon request of the beneficiaries and no further compensation cost is recorded at that time.  During 2004, no shares were issued under the Alternative Compensation Plan, leaving a balance of 1,317,198 shares still to be issued at December 31, 2004.

19.

RELATED PARTY TRANSACTION

On December 31, 2004, the Corporation owed $90,093 to Matthew Heysel, our Chairman and Chief Executive Officer arising from having personally paid for travel expenditures while traveling on the business of the Corporation. The balance at December 31, 2004 was paid to Mr. Heysel in early 2005.  Prepaid expenses on the balance sheet at December 31, 2003 include $23,214 that was paid to Mr. Heysel in December 2003 as a prepayment of his regular compensation for the months of January and February 2004.

On December 31, 2004 the Corporation owed $10,000 to Glenn Van Doorne, our executive Vice President, for a consulting service contract. The balance was paid on January 2005.

The Corporation has been unable to establish a bank account in Beijing.  Each month, the Corporation transfers funds to Kai Yang, the brother of our President and a consultant to BSN, who is resident in Beijing, to cover the costs of maintaining an office in Beijing.  During 2004, the Corporation advanced $385,689 to Kai Yang and he disbursed the full amount for salaries, office rental, professional fees, travel, and other office administration expenses of the Corporation (2003 - $420,000).  Kai Yang retained no part of these funds.

Big Sky Energy Canada Ltd.

At the time of the acquisition of BSEK, Matthew Heysel and Daming Yang were directors and officers of Big Sky Energy Canada Ltd. and the Corporation and Mr. Kai Yang held all the outstanding shares of Big Sky Energy Canada Ltd.  As at December 31, 2004, Matthew Heysel and Daming Yang were no longer directors nor officers of Big Sky Energy Canada Ltd. On March 10, 2004, Daming Yang’s brother, Wei Yang, was appointed to the board and was given full voting and dispositive control over all shares held by Big Sky Energy Canada Ltd. The loan arose from costs totaling $300,000 that were incurred by Big Sky Energy Canada Ltd. in connection with completing BSEK’s acquisition of KoZhaN, and a payment of $50,000 to Bolat Mukashev, the President of KoZhaN, as a reimbursement of costs incurred by the President prior to the signing the purchase agreement on August 11, 2003. The amount of $350,000 was treated as consideration in the allocation of the purchase price of the assets and liabilities of KoZhaN. The loan is unsecured, bears no interest and is repayable on demand. A balance of $21,351 was outstanding at December 31, 2004.

During the year ended December 31, 2004, the Corporation advanced to Big Sky Energy Canada Ltd. $39,905 net of advances from Big Sky Energy Canada Ltd. towards the balance outstanding.

The Corporation sold the shares in Big Sky Network Canada Ltd. to Big Sky Energy Canada for proceeds of $175,793.

Big Sky Holdings Ltd.

Matthew Heysel controls Big Sky Holdings Ltd..  The loan to the Corporation arose from a cash transfer to BSEK to cover expenses incurred by BSEK.  The loan is unsecured, bears no interest and is repayable on demand. A Balance of $25,590 was outstanding at December 31, 2004.

 KoZhaN LLP

KoZhaN is a 90% owned subsidiary of BSEK; the Corporation owns 100% of BSEK.  The loan was made to the President of KoZhaN during 2004.  During the year ended December 31, 2004 various other advances were made to other related parties of KoZhaN.  These loans are unsecured, bear no interest and are repayable on demand. A balance of $24,439 was outstanding at December 31, 2004.

Vector Energy West LLP

Vector Energy West LLP is the wholly-owned subsidiary of BSEA, Corporation.  The loan was made to a director prior to acquisition of Vector, which was acquired when BSEA purchased Vector on May 11, 2004.  Upon the acquisition of Vector, the director stepped down from the board of directors and remains as an employee of Vector.  In addition, several other advances were made to related parties of Vector.  These loans are unsecured, bear no interest and are repayable on demand.

20.

OBLIGATIONS FOR HISTORICAL COSTS REIMBURSEMENT

The Corporation through its purchase of Vector is unavoidably obliged to reimburse $7,784,034, which represents historical costs incurred by the Republic of Kazakhstan for the Liman-2 oilfield pursuant to the terms of the Subsurface Use Contract # 1076 dated December 28, 2002 and the Agreement on acquisition of the right on the geological information use # 711 dated January 21, 2002. Payment of these obligations should be made according to a payment schedule agreed between Vector and the Government. These payments are due from 2012 to 2027 and should be paid quarterly in equal installments.

These obligations are discounted at 15%, being the estimated credit-adjusted risk free discount rate, giving a present value of obligation of $973,682 as at December 31, 2004.  The accretion expense for the year ended December 31, 2004 was $21,819 (2003 - $Nil).

21.

ASSET RETIREMENT OBLIGATION

Management determined that an asset retirement obligation should be recognized for future abandonment costs of 93 wells drilled at Morskoe, Liman -2 and Atrau  fields  before the Corporation signed the Subsurface Use Contracts, but which, in management’s opinion were not properly abandoned. Management believes that this obligation is likely to be settled at the end of the exploration phase.

As at December 31, 2004, undiscounted future cash flows that will be required to satisfy the Corporation’s liability by 2009 and 2028 for the Liman-2 field is $930,000. After application of a 15% credit-adjusted risk free discount rate, the present value of the Corporation’s liability at December 31, 2004 is $435,868 (As at January 12, 2004 - $19,872).  During the year ended December 31, 2004, the Corporation recorded an accretion expense of $2,284 (2003 - $Nil).

22.

INCOME TAXES

The Corporation did not provide any current or deferred U.S. federal or foreign income tax provision or benefit because it has experienced operating losses since inception. The Corporation is not liable for any state taxes.

	2004	2003	2002

Loss before income taxes	$6,792,048	$3,129,762	$2,591,480

Composite statutory income tax rate	35.0%	35.0%	35.0%
Expected income tax recovery	$(2,377,000)	$(1,095,417)	$(907,018)
Tax benefit not recognized	2,377,000	1,095,417	907,018

Income tax expense (recovery)	$-	$-	$-

Deferred taxation reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for statutory tax purposes in the respective countries.

The deferred income tax liability is comprised of the following:

	December 31, 2004	December 31, 2003
	$	$

Temporary differences
Oil and gas property values	13,734,017	-
Total temporary differences	13,734,017	-
		-
Statutory tax rate	35%	35%
Total	4,806,906	-

Current portion	-	-
Non-current portion	4,806,906	-
Total	4,806,906

At December 31, 2004, the Corporation had a net operating loss of approximately $15,650,000 (2003 - $15,500,000) for U.S. federal purposes. Utilization of the net operating loss, which expires on various dates starting in 2007, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.  Due to the uncertainty of utilizing these net operating losses, the Corporation has made a valuation allowance of an amount equal to the related deferred tax asset.

	December 31, 2004	December 31 2003	December 31, 2002
	$	$	$

Net operating loss carry forward balance	15,650,000	15,500,000	14,200,000

Composite statutory tax rate	35.0%	35.0%	35.0%
Deferred tax asset	5,477,800	5,425,000	4,970,000
Valuation allowance	(5,477,800)	(5,425,000)	(4,970,000)
	-	-	-

23.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As at December 31, 2004 the fair value, the related method of determining fair value and carrying value of the Corporation’s financial instruments were as follows: the fair value of current assets and current liabilities approximates their carrying amounts due to the short-term maturity of these instruments. The Corporation is exposed to market, credit and currency risks arises in the normal course of the Corporation’s business. Derivative financial instruments are not used to reduce exposure to the above risks.

Concentration of credit risk – Financial instruments that potentially expose the Corporation to concentrations of credit risk consist primarily of cash and cash equivalent. Management of the Corporation believes the likelihood of incurring material losses due to concentration of credit risk is remote.

Interest rate risk – The Corporations potential interest rate risk is minimal and management considers the risk insignificant.

Foreign currency risk – The Corporation undertakes transactions denominated in foreign currencies. Accordingly, these activities may result in foreign currency exposure. The Corporation does not hedge it’s foreign currency risk.

24.

COMMITMENTS AND CONTINGENCIES

In 2004, the Corporation recorded expenses for rental payments under operating leases, net of amounts recovered from sub-lessees, totaling (2004 - $121,348; 2003 - $129,965; 2002 - $42,902). Minimum lease payments under operating leases for the years ending December 31 are as follows:

$
2005	174,900
2006	125,650
2007	48,250
348,800

The Corporation is subject to potential litigation in the normal course of operations.  There are no claims currently pending that management considers would materially affect the Corporation’s financial position or results of operations.

Operating environment – The Corporation’s principal business activities are within the Republic of Kazakhstan. Laws and regulations affecting businesses operating in the Republic of Kazakhstan are subject to rapid changes and KoZhaN’s assets and operations could be at risk due to negative changes in the political and business environment.

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

Environmental matters – The Corporation believes it is currently in compliance with all existing Kazakhstan environmental laws and regulations. However, Kazakhstan environmental laws and regulations may change in the future. The Corporation is unable to predict the timing or extent to which these environmental laws and regulations may change. Such change, if it occurs, may require KoZhaN to modernize technology to meet more stringent standards.

Financial Commitments and Contingencies – KoZhaN

The Corporation, through its interest in KoZhaN, has the following commitments and contingencies.  As these commitments and contingencies are subject to the commencement of commercial production and the Corporation can not determine at this time when it will commence commercial oil and gas production operations, the likelihood of payment of the following commitments and contingencies is currently indeterminable. Consequently no amounts have been recorded as provisions in these financial statements for the following commitments and contingencies:

a)

Commitment to repay historical costs of the Government – In accordance with the Subsurface Use Contracts the Corporation is obliged to reimburse to the Government for historical costs incurred during preparation of certain geological information on the Morskoe, Karatal and Dauletaly oilfields.  The total amount reimbursable is $3,756,422. Of this amount, $116,178 was paid in 2002-2003. The remaining amount of $3,640,244 is expected to be settled by equal quarterly installments during 20 years after the Corporation enters into the production phase on these oilfields. If commercial production does not commence no further payments become due in this respect.

b)

Commitments to contribute to social development of Astana and Atyrau – In accordance with the Subsurface Use Contracts, the Corporation is obliged to invest an equivalent of $850,000 during the production phase for the development of the social sector of Atyrau and Astana cities in the Republic of Kazakhstan.

c)

Commitment to develop local personnel– In accordance with the Subsurface Use Contracts, the Corporation is obliged to invest not less than 1% of total investments for professional development of the local personnel involved in works under the Subsurface Use Contracts

d)

Liquidation fund – In accordance with the Subsurface Use Contracts, the Corporation is obliged to establish a liquidation fund to finance the adequate disposal of the Corporation’s oil and gas operations in the amount of 1% of operating costs.  The Corporation is also obliged to apply for approval of this fund with the Government under the contracts, including budget of disposal costs, no later than 2 years before the end of the exploration phase and start of the production phase. Although the Corporation has not yet carried out major exploration activities to date, the Corporation has recorded an asset retirement obligation for certain wells in these financial statements. Upon achieving an agreement with the Government, this asset retirement obligation may be considered as part of the contractually required liquidation fund.

-

Upon awarding of a new tender for subsurface use rights, KoZhaN shall pay a $0.05 bonus based on total oilfield reserves as defined in the State Balance of Reserves (Oil) of Kazakhstan as of January 1, 2000, equivalent to proven recoverable reserves.

e)

Contingencies related to purchase of geological information from the Government – In accordance with the Purchase Agreements concluded with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan on July 10, 2002, the Corporation may incur a penalty for delaying payment for the geological information purchases from the Government relating to the Morskoe, Karatal and Dauletaly oilfields at a rate of 10% per annum. Payments for the geological information purchase for the Karatal and Dauletaly oilfields were made by the Corporation with a significant delay. Management believes that the obligation for the penalty is not probable and thus no provision has been recognized in the financial statements for this amount.

f)

Commitment to make payments based on production – Arising from BSEK’s acquisition of KoZhaN interest, the Corporation is committed to make the following payments to the non-controlling partners of KoZhaN, as a group, upon achieving the following production milestones, where production is calculated after deducting the government’s share of production, if any, and where one tonne equals seven barrels of oil:

-

$100,000 after the receipt by KoZhaN of payment in full for two sales of a commercial quantity of oil produced, saved, marketed and sold by KoZhaN.  Each sale shall not be less than 4,000 tonnes of oil;

	-	$300,000 after the receipt by KoZhaN of payment in full for a cumulative production of 40,000 tonnes of a commercial quantity of oil produced, saved, marketed and sold by KoZhaN;

	-	$400,000 after the receipt by KoZhaN of payment in full for a cumulative production of 150,000 tonnes of a commercial quantity of oil produced, saved, marketed and sold by KoZhaN;
	-	$500,000 after the receipt by KoZhaN of payment in full for a cumulative production of 250,000 tonnes of a commercial quantity of oil produced, saved, marketed and sold by KoZhaN;
		-	$0.35 per barrel if the price of oil is equal to or less than $14.00;
		-	$0.75 per barrel if the price of oil is greater than $14.00 and less than or equal to $18.00;
		-	$1.00 per barrel if the price of oil is greater than $18.00 and less than or equal to $22.00; or
		-	$1.50 per barrel if the price of oil is greater than $22.00
g)

Investment commitments – In accordance with the Subsurface Use Contracts KoZhaN is obliged to invest a minimum of $69,000,000 over the period covered by the Subsurface Use Contracts. An amount of $14,000,000 should be invested during the exploration phase. All three Subsurface Use Contracts establish the exploration phase as 6 years from 2003 to 2009, and the production phase as 25 years from 2009 to 2034.  The governments’ objective in setting minimum work commitments is to ensure certain types of exploratory work is carried out by the license holder, including drilling new wells and seismic activity. The government will measure the degree to which the Corporation has met its commitments in terms of work completed. The government estimates the work commitment in terms of expected spending amounts. The government measures the performance of the Corporation towards meeting its work commitment by evaluating the actual work performed in comparison with the agreed requirements. Actual spending is not a performance measure.

h)

Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Corporation is obliged to pay to the Government a commercial discovery bonus in the amount of 0.1% of the value of proved reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan.  As at December 31, 2004, a commercial discovery has not been made as so no accrual for any bonus has been made in these financial statements.

i)

Commitments related to transfer of 45% share in Morskoe oil field – On October 12, 2004 KoZhaN signed Agreement which states that ABT became the owner of 45% of any crude oil, gas and any other mineral resources (including mineral resources produced during the exploration and probation exploitation periods) and have right to dispose such mineral resources at its own discretion. However this agreement is subject to approval of the Ministry of Energy and Mineral Resources of Republic of Kazakhstan. In addition, KoZhaN assumed obligation to provide financing of Drilling Works of $150,000 and 50% of all other costs, not specified as Construction Works and Drilling Works.

Other Contingencies

a)

Non-compliance with the Subsurface Use Contracts – The Government has the right to suspend these contracts or even cancel them if the Corporation is in material breach of obligations and commitments under the Subsurface Use Contracts.

In accordance with the Subsurface Use Contracts signed on February 17, 2003 the Corporation was obliged to commence exploration activities within 60 days after signing the Contracts. However, as at December 31, 2004, the Corporation had not started exploration activities on the Karatal and Dauletaly oilfields. In the case of failure to remedy such violations, these Subsurface Use Contracts can be terminated by the Government, which may affect recoverability of capitalized costs of approximately $1.2 million related to Dauletaly and Karatal oilfields. The corporation expects to conduct new exploration activities in the two license areas in 2005, and may farmout portions of these licenses to third parties in 2005, in order to fulfill its obligations under the Subsurface Use Contracts.

b)

Commitment to sell produced oil in Kazakhstan – In accordance with the Subsurface Use Contracts, the Corporation is obliged to sell 100% of oil produced during the exploration stage, and 20% of oil produced during the production stage, to oil refineries located in Kazakhstan.

Financial Commitments and Contingencies – Vector Energy West

The Corporation, through its interest in Vector, has the following commitments and contingencies.  As these commitments and contingencies are subject to the commencement of commercial production and the Corporation can not determine at this time when it will commence commercial oil and gas production operations, the likelihood of payment of the following commitments and contingencies is currently indeterminable. Consequently, no amounts have been recorded as provisions in these financial statements for the following commitments and contingencies:

a)

Non-compliance with the Subsurface Use Contracts – The Government has the right to suspend or cancel these Subsurface Use Contracts if KoZhaN is in material breach of the obligations and commitments under the Subsurface Use Contracts.

In accordance with the letter # 14-04-38 27 dated May 26, 2004 the Corporation was notified by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (the “Competent Body”) that the Corporation had failed to comply with the terms of the Contract # 1076 dated December 28, 2002 on exploration of hydrocarbons in the Liman-2 oilfield, in the following way:

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

In accordance with the letter # 14-04-38 28 dated May 26, 2004 the Corporation was notified by the Competent Body that the Corporation had failed to comply with the terms of the Contract # 1077 dated December 28, 2002 on exploration of hydrocarbons in the Atyrau oilfield, in the following way:

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

Accordingly, under both Notices the Corporation was required by July 31, 2004 to remedy these deficiencies and to submit all required documents as confirmation of fulfillment of its obligations and actions taken to remedy these deficiencies and to report on corrective and preventive actions undertaken against any further breach of contractual obligations.

As at February 12, 2005, Management has remedied the following violations of the Subsurface Use Contracts:

	-	On November 16, 2004 the Corporation has submitted and approved with Competent Body and annual work program for 2004 and annual work program for 2005.
	-	The Corporation provided in September 2004 Petroleum Management training for its Vice President and;
-

The Corporation opened a special account with HSBC bank in Kazakhstan where it deposited an amount of $33, 040 to finance the liquidation of the consequences of its oil and gas operations( See Note 7).

As at February 12, 2005, Management has remedied the following violations of the Subsurface Use Contracts:
	1.	To carry out the Minimal Work Program during the exploration phase;
	2.	Contribute funds to Atyrau region for social programs and programs for infrastructure development;
3.

Develop the Business, Property and Liability Risk Insurance Program and to submit it for approval to the Competent Body. The Corporation has appointed AIG as its Insurance Underwriter but as at the date of these financial statements the Business, Property and Liability Risk Insurance Program has not yet been submitted to the Competent Body;

b)

Investment commitments – In accordance with the Subsurface Use Contracts, the Corporation is obliged to invest a minimum of $53,900,000 over the period covered by the Subsurface Use Contracts. The Subsurface Use Contract # 1076 dated December 28, 2002 establishes the exploration phase as 6 years from 2003 to 2008. The Subsurface Use Contract # 1077 dated December 28, 2002 establishes the exploration phase as 5 years from 2003 to 2007 and the production phase as 20 years from 2008 to 2028.  The governments’ objective in setting minimum work commitments is to ensure certain types of exploratory work is carried out by the licence holder, including drilling new wells and seismic activity. The government will measure the degree to which the Corporation has met its commitments in terms of work completed. The government estimates the work commitment in terms of expected spending amounts. The government measures the performance of the Corporation towards meeting its work commitment by evaluating the actual work performed in comparison with the agreed requirements. Actual spending is not a performance measure.

c)

Commitment to reimburse historical costs of the Government – In accordance with the Subsurface Use Contract, the Corporation is obliged to reimburse to the Government for historical costs incurred at the expense of the Government on the Atyrau oilfield. The total amount reimbursable is $22,507,380. From this amount, $112,537 was paid to the Government in 2003. The remaining amount of $22,394,843 is expected to be settled according to a payment schedule to be agreed between the Corporation and the Government not later than 120 days after approval of the hydrocarbon reserves. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Corporation in respect of the remaining amount of $22,394,843. No approval of the hydrocarbon reserves has been applied for or received as at December 31, 2004 and December 31, 2003 and so no provision in respect of the remaining amount has been made in these financial statements.

d)

Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Corporation is obliged to pay to the Government a commercial discovery bonus in the amount of 0.1% of the value of approved recoverable reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Corporation in respect of the commercial discovery bonus. No approval of the hydrocarbon reserves has been applied for or received as at December 31, 2004 and December 31, 2003 and so no provision in respect of the commercial discovery bonus has been made in these financial statements.

1.

SUBSEQUENT EVENTS

In February 2005, the Corporation raised additional common equity in a series of private placement transactions, which raised $13,625,000. The Corporation issued 27, 250,000 common shares at a price of $0.50 per share.

The Corporation paid a finders fee of 6% in cash and warrants equal to 6% of the common shares issued. Finders fees of $817,140. were paid and 1,634,280 Warrants to purchase additional 1,634,280 common shares at $0.50 per share were issued.

On March 7, 2005, the Corporation entered into a contract with Matrix-Regent and Matrix-Regent Securities Limited, carrying on business as Matrix Corporate Finance) for the provision of corporate financial advice and services as a financial adviser to the Corporation. The terms of the agreement provide that if the Corporation is admitted to the Alternative Investment Market of the London Stock Exchange, the Corporation will appoint Matrix Corporate Finance as its Nominating Advisor (“NOMAD”)

On March 9, 2005, the Corporation awarded 8,050,000 stock options to officers, directors and consultants under the terms of the Corporations 2000 Stock Award Plan. The options have an exercise price of $0.50 per share and an expiry date of March 8, 2008. The options vest in four annual increments beginning March 9, 2006.  In addition, the Corporation granted stock awards to the Chief Executive Officer and the Chief Financial Officer of 500,000 and 250,000 shares respectively, for prior period service with reduced compensation.

In March 2005 the Corporation issued 1,750,000 common shares to four option holders who exercised their options   under the Corporations 2000 Stock Award Plan. The Corporation realized proceeds of $ 87,500.

On March 29, 2005, the Corporation appointed Mr. Nurlan U. Balgimbayev to its Board of Directors. Mr. Balgimbayev will receive options to purchase 5,000,000 common shares of the Corporation under the 2000 Stock Award Plan. Options for 1,000,000 have been issued to Mr. Balgimbayev in accordance with the terms of the Plan and the remaining 4,000,000 options will be issued, subject to shareholder approval at the next Annual General Meeting of Shareholders.

In March 2005, the Corporation paid $80,000 to a company affiliated with Mr. Bruce Gaston, a director since December 3, 2004, for introductions to potential investors. Certain of these potential investors subsequently participated in the private placement of $13.7 million raised by the Corporation in February 2005.

26.

SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

Interim Quarter Ended	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	$	$	$	$
Loss from continuing operations	(3,197,888)	(1,899,381)	(924,040)	(794,943)
Income (loss) from Discontinued Operations	47,102	2,433	(13,315)	(12,016)
Net loss	(3,150,786)	(1,896,948)	(937,355)	(806,959)

Loss per share	(0.06)	(0.03)	(0.02)	(0.02)

Interim Quarter Ended	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	$	$	$	$
Loss from continuing operations	(1,692,883)	(549,926)	(506,093)	(380,860)
Income (Loss) from Discontinued Operations
	37,055	8,622	13,226	5,703
Net loss	(1,692,883)	(549,926)	(506,093)	(380,860)

Loss per share	(0.06)	(0.02)	(0.02)	(0.02)