Form 10QSB
period 2005-03-31
BIG SKY ENERGY CORP
filed 2005-05-23
CIK 1075247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

_________________________

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________.

Commission file number 000-28345

Big Sky Energy Corporation,

  (Exact name of small business issuer as specified in its charter)

NEVADA	72-1381282
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suite 750, 440 – 2nd Avenue SW Calgary, Alberta, Canada T2P 5E9
(Address of principal place of business or intended principal place of business)

 (403) 234-8282

 (Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    Ö       No

The number of outstanding shares of common stock, with $0.001 par value, of the registrant as at March 31, 2005 was 97,829,060.

Transitional Small Business Disclosure Format (check one): Yes           No     Ö

Big Sky Energy Corporation.

INDEX TO THE FORM 10-QSB

For the quarterly period ended March 31, 2005

PART I

ITEM 1.  FINANCIAL STATEMENTS

Big Sky Energy Corporation
(a Development Stage Enterprise)
Consolidated Balance Sheets
(Expressed in United States Dollars)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT
Cash and cash equivalents	11,312,037	983,734
Restricted cash	63,040	63,040
Advances to related parties	52,371	21,351
Interest and other receivables	231,741	142,865
Prepaid expenses	1,045,732	484,983
	12,704,921	1,695,973
LONG-TERM
Long-term advances	-	320,885
Advances to related parties	-	24,439
Property and equipment (Note 6)	391,123	384,077
Oil and gas properties (Note 7)	22,690,680	22,158,082
	35,786,724	24,583,455
LIABILITIES
CURRENT
Obligations for social sphere development (Note 9)	1,401,000	1,401,000
Obligations for professional training of personnel (Note 10)	289,200	289,200
Obligations for acquisition of the right for geological information use (Note 11)	758,265	758,265
Signature bonus and penalty payable (Note 13)	61,739	-
Accounts payable and accrued liabilities (Note 8)	623,010	761,158
Short-term interest free loan from ABT LTD (Note 20)	166,000	166,000
Due to related parties (Note 19)	25,565	25,590
	3,324,779	3,401,213
LONG-TERM
Obligations for social sphere development (Note 9)	1,299,961	1,255,325
Obligations for professional training of personnel (Note 12)	313,543	304,641
Obligations for historical cost reimbursement (Note 12)	1,014,386	981,674
Asset retirement obligation (Note 14)	451,551	435,868
Deferred income tax liability (Note 15)	4,806,906	4,806,906
	12,299,389	11,185,627
CONTINUING OPERATIONS (NOTE 4)
COMMITMENTS AND CONTINGENCIES (NOTE 22)

STOCKHOLDERS' EQUITY
Common stock (Note 16	156,248	126,538
$0.001 par value, shares authorized: 150,000,000;
shares issued and outstanding: 97,829,060 (December
31, 2004 – 68,119,460)
Additional paid in capital	62,227,747	43,484,352
Deferred compensation	(5,587,786)	(27,926)
Deficit accumulated during development stage	(32,220,611)	(30,185,135)
	24,575,598	13,397,829
	35,786,724	24,583,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

Big Sky Energy Corporation
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations and Deficit (unaudited)
(Expressed in United States Dollars)
			Cumulative
			Period From
	Three Months Ended		Date of Inception
	March 31		February 1, 2000
	2005	2004	to March 31, 2005
GENERAL AND ADMINISTRATIVE EXPENSES
(including non-cash compensation of $380,050 (2004-$86,403))	(2,093,336)	(766,532)	(18,757,855)
DEPRECIATION AND AMORTIZATION	(21,549)	(30,233)	(3,551436)
ACCRETION	(101,933)	-	(349,321)
	(2,216,818)	(796,765)	(22,476,612)
FOREIGN EXCHANGE GAIN (LOSS)	164,994	-	(61,944)
INTEREST INCOME	16,348	1,822	431,961
LOSS FROM CONTINUING OPERATIONS	(2,035,476)	(794,943)	(22,106,595)

DISCONTINUED OPERATIONS (Note 4)
IMPAIRMENT OF ASSETS (Note 10)	-	-	(8,628,623)
LOSS IN BIG SKY NETWORK CANADA LTD.	-	-	(181,471)
LOSS IN SHEKOU JOINT VENTURE (Note 10)	-	-	(609,607)
LOSS IN CHENGDU JOINT VENTURE (Note 10)	-	-	(1,141,793)
GAIN ON SALE OF SHEKOU JOINT VENTURE (Note 10)	-	-	125,798
GAIN ON SALE OF BIG SKY NETWORK CANADA	-	-	179,935
INCOME (LOSS) ON DISCONTINUED OPERATION	-	(12,016)	141,745
INCOME (LOSS) FROM DISCONTINUED OPERATION	-	(12,016)	(10,114,016)
NET LOSS	(2,035,476)	(806,959)	(32,220,611)

DEFICIT, BEGINNING OF PERIOD	(30,185,135)	(23,393,087)	-
	(32,220,611)
DEFICIT, END OF PERIOD		(24,200,046)	(32,220,611)

LOSS PER SHARE
Basic and diluted loss from continuing operations	(0.03)	(0.02)
Basic and diluted on discontinued operations	-	-
Basic and diluted – net loss	(0.03	(0.02)

SHARES USED IN COMPUTATION
Basic and diluted	78,864,860	38,356,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG SKY ENERGY CORPORATION (a Development Stage Enterprise) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (Expressed in United States Dollars)
					Deficit
					Accumulated
			Additional		during the	Total
	Common Stock		Paid-in	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$

Balance,	1,509,850	59,971	-	-	-	59,971
February 1, 2000

Issue of common stock
for the outstanding
shares of China
Broadband (BVI)
Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
agreements at $0.20
per share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
agreements at $1.00
per share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreement at $7.50 per
share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative
Compensation Plan	-	-	163,463	-	-	163,463

Issuance of common
stock to settle legal
fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25
per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)

Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation	-	-	-	1,541,174	-	1,541,174

Deferred compensation	-	-	2,016,920	(2,016,920)	-	-

Alternative
Compensation Plan	682,802	683	(683)	-	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	7,900,000	7,900	1,916,232	-	-	1,924,132

Net loss	-	-	-	-	(3,129,762)	(3,129,762)

Balance,
December 31, 2003	31,096,603	89,516	26,840,474	(1,008,510)	(23,393,087)	2,528,393

Amortization of deferred
Compensation (Note 16)	-	-	-	758,264	-	758,264

Deferred compensation	-	-	(46,500)	46,500	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	100,000	100	24,900	-	-	25,000

Stock issued pursuant to
private placement
agreement at $0.50	24,340,000	24,340	11,515,168	-	-	11,539,508

Stock issued pursuant to
purchase of BSEK	8,000,000	8,000	2,280,000	-	-	2,288,000

Stock issued pursuant to
acquisition of BSEK
royalty interest	681,475	681	415,019	-	-	415,700

Stock issued pursuant to
purchase of BSEA
minority interests	3,500,000	3,500	2,551,500	-	-	2,555,000

Options exercised	101,666	102	4,982	-	-	5,084
Options cancelled	-	-	(175,820)	175,820	-	3,334
Warrants exercised	299,716	299	74,629	-	-	74,928

Net loss	-	-	-	-	(6,792,048)	(6,792,048)
Balance,
December 31, 2004	68,119,460	126,538	43,484,352	(27,926)	(30,185,135)	13,397,829

Amortization of deferred
compensation	-	-	-	5,050	-	5,050

Deferred compensation	-	-	5,564,910	(5,564,910)	-	-

Stock issued pursuant to
private placement
agreements at $0.50	27,250,000	27,250	12,716,145	-	-	12,743,395

Stock issued pursuant to
stock awards	750,000	750	374,250	-	-	375,000

Options exercised	1,700,000	1,700	83,300	-	-	85,000

Warrants Exercised	9,600	10	4,790	-	-	4,800

Net loss	-	-	-	-	(2,035,476)	(2,035,476)
Balance,
March 31, 2005	97,829,060	156,248	62,227,747	(5,587,786)	(32,220,611)	24,575,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Big Sky Energy Corporation
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (unaudited)
(Expressed in United States Dollars)
			Cumulative
			Period From
	Three Months Ended		Date of Inception
	March 31,		February 1, 2000
	2005	2004	to March 31, 2005
CASH FLOWS RELATED TO THE FOLLOWING ACTIVITIES

OPERATIONS
Net loss from continuing operations	(2,035,476)	(806,959)	(22,106,595)
Income (loss) from discontinued operations	-	(12,016)	(10,114,016)
Adjustment for:
Extinguishment of debt	-	-	(1,422,225)
Amortization	25,936	30,233	3,555,823
Accretion	101,953	-	349,321
Unrealized foreign exchange gain	-	-	70,831
Impairment of assets	-	-	8,628,623
Loss in Big Sky Network Canada Ltd.	-	-	337,202
Loss in Shekou joint venture	-	-	609,607
Loss in Chengdu joint venture	-	-	1,141,793
Gain on Sale of Shekou joint venture	-	-	125,798
Gain on Sale of Big Sky Network Canada Ltd.	-	-	(179,935)
Non-cash stock compensation (Note 12)	380,050	191,721	3,605,271
Issuance of Common Shares for settlement of
legal fees	-	-	21,062
Changes in operating assets and liabilities
Restricted cash	-	-	(63,040)
Interest and other receivables	140,138	(23,059)	(7,190)
Prepaid expenses	(539,630)	25,297	(1,018,939)
Accounts payable and accrued liabilities	(107,186)	(212,375)	(273,983)
	(2,034,235)	(795,141)	(16,992,188)
FINANCING
Issue of common stock for cash (Note 12)	13,714,777	28,333	40,606,736
Share issuance costs	(881,606)	-	(1,698,777)
Advances for share subscriptions	-	-	(250,000)
Repayment of debt	-	-	(570,000)
Proceeds from ABT loan	-	-	166,000
	12,833,171	28,333	38,253,959
INVESTING
Oil and gas properties	(406,037)	(45,085)	(709,240)
Property and equipment additions	(33,577)	(81,193)	(1,082,567)
Advances paid	-	-	(320,885)
Proceeds from the sale of the
Shekou joint venture (net of costs)	-	-	(2,029,200)
Advances to related parties	(31,019)	(2,465)	(1,367,775)

Investment in Chengdu joint venture	-	-	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	-	-	(2,395,828)
Acquisition of Vector Energy West LLP	-	-	(4,506,502)
Acquisition of Big Sky Energy Kazakhstan Ltd.	-	339,353	339,353
	(470,633)	210,610	(9,949,734)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALANTS	10,328,303	(556,198)	11,312,037

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	983,734	1,068,451	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	11,312,037	512,253	11,312,037

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	-	-	-
Cash paid for interest	-	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG SKY ENERGY CORPORATION (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

1.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Big Sky Energy Corporation  (the “Corporation”) without audit in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These financial statements are condensed and do not include all disclosures required for annual financial statements and accordingly, these financial statements and the notes thereto should be read in conjunction with the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Corporation’s condensed financial position at March 31, 2005 and the condensed consolidated results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.

2.

NATURE OF OPERATIONS

Late in 2003, the Corporation began investing in oil and gas assets in addition to its Internet service business in China, a transition which concluded December 9, 2004 from selling Big Sky Network Canada Ltd., to become an oil and gas exploration and production company. The Corporation acquired KoZhaN and Vector Energy West.  By acquiring these companies the Corporation gained a significant acreage position in the prolific pre-Caspian basin of western Kazakhstan, located close to infrastructure and transportation.

In the fourth quarter of 2004, the Corporation spudded its first well, Morskoe # 10. The drilling completion and the testing of Morskoe #10 will be followed by the drilling or working over of additional wells offsetting Morskoe #10.

The Corporation is also intent on farming out selected high risk exploration targets.  Initially, the Corporation focused its partnership initiatives on China’s major national oil and gas production and service companies and since has expanded its farm out discussions to include established multinational energy companies.

The Corporation believes that these activities will lead to a sustainable platform on which to build the Corporation in Kazakhstan. In addition to building a base in Kazakhstan, the Corporation is trying to secure additional licenses in other countries, using the diverse expertise of its officers and consultants.

The Corporation raised over US$12 million of new common equity in 2004 and an additional $13.7 million in February 2005. While access to the capital markets is always subjective, the current levels of energy prices support investor interest in financing new projects. The Corporation is basing its growth strategies on attaining a sustainable level of cash flow from low risk energy development of existing licenses while securing additional licenses subject to available financing on economic terms.

3.

ACCOUNTING POLICIES

Accounting policies as disclosed in the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004 have not changed.

Basis of Presentation

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, Big Sky Energy Kazakhstan (BSEK) and Big Sky Energy Atyrau (BSEA).

The equity method of accounting is used for companies in which the Corporation has significant influence, which generally means common stock ownership of at least 20% and not more than 50%. The Corporation used the equity method to account for its joint venture investments in the Shekou JV (which was sold in 2002) and the Chengdu JV (sold in 2004). Big Sky Network Canada Ltd. (BSN) was accounted for as a majority-controlled subsidiary until April 25, 2000. For the period April 26, 2000 to September 28, 2000, while the Corporation owned 50% of BSN, BSN was accounted for using the equity method.  For the period since September 29, 2000, BSN has been accounted for as a wholly owned subsidiary and all material inter-company accounts and transactions have been eliminated. On December 9, 2004 BSN was sold.

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

	Three Months Ended March 31,
	2005	2004
	$	$
Net loss, as reported	(2,035,476)	806,959
Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects	-	152,103
Deduct: Total stock-based employee
compensation expense determined under fair
value-based method for all awards, net of
related tax effects	-	(13,421)

Pro-forma net loss	(2,035,476)	668,277

Net loss per share:
Basic and diluted – as reported	(0.03)	(0.02)
Basic and diluted – pro forma	(0.03)	(0.02)

The fair value of stock options used in computing the pro forma net loss and basic loss per common share was estimated at grant date, determined by the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Dividend yield	0%	0%
Expected volatility	387%	200%
Risk free interest rate	3.5%	3.93%
Expected option life	3 years	5 years

Net loss per share

Basic loss per share ("EPS") excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options) were exercised or converted into common stock, using the treasury stock method.

Potential shares of common stock in the diluted EPS computation are excluded in net loss periods, as their effect would be anti-dilutive. In 2005, 16,317,995 options and warrants were excluded in the calculation of net loss per share. In 2004, 7,267,315 options and warrants were excluded from the diluted EPS calculation.

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

4.

CONTINUING OPERATIONS

These consolidated financial statements have been prepared on a going concern basis. The Corporation has acquired an oil and gas business and must make certain capital expenditures during the course of the next year and future years (see Note 22). The Corporation's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Corporation be unable to continue as a going concern.

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

5.

BUSINESS COMBINATION

Big Sky Energy Kazakhstan Ltd.

On January 12, 2004, the Corporation completed the acquisition of 100% of the issued and outstanding share capital of BSEK.  The Corporation issued 8,000,000 shares of common stock at a deemed price of $0.286 per share, being the trading price of the Corporation’s shares at the date of announcing the transaction, for total consideration including transaction costs of $2,288,000. Among the sellers of the BSEK shares, was a company which held 80% of those shares and which was wholly-owned by Kai Yang, the brother of the Corporation’s President, and of which Matthew Heysel, the Chairman and Chief Executive Officer of the Corporation, and Daming Yang, President of the Corporation, were directors and senior officers of BSEK at the time.  BSEK holds a 90% interest in KoZhaN, which holds the rights to explore for and produce oil and natural gas from three properties in the Republic of Kazakhstan.  The acquired net assets of BSEK and consideration given were as follows:

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

Results of operations of BSEK have been included in the consolidated statement of operations of the Corporation from the period January 12, 2004 to March 31, 2004.

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

Royalty Interest

On March 4, 2004, the Corporation issued 681,475 shares of common stock to IbrizOil Inc. (“Ibriz”), an Alberta corporation, as consideration for the purchase of a royalty interest in the net revenues of BSEK at a cost of $415,700. These shares were valued at $415,700 based on an average closing price of $0.61 from February 20 – 26, 2004. The purchase price was determined based on the results of the valuation report performed by an independent, third party petroleum engineering company. The royalty interest amounts to 5% of BSEK’s net share of the earnings of its 90%-held subsidiary company, KoZhaN. At the time of this transaction, Mr. Van Doorne, who is a director and the Chief Executive Officer of Ibriz, was also our Executive Vice President and the Managing Director of BSEK.  The acquisition of the royalty interest has been accounted for as an increase in oil and gas property.

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

Big Sky Energy Atyrau Ltd.

On November 10, 2004 the Corporation purchased the 25% minority interest in BSEA. The Corporation issued 3,500,000 shares of common stock at a deemed price of $0.73 per share, being the trading price of the Corporation’s shares at the date the transaction was announced, for total consideration of $2,550,000. BSEA holds 100% of the charter capital of Vector, a Kazakhstan limited liability partnership. On November 10, 2004, BSEA had an accumulated net deficiency in the fair value of net assets of $2,798,167 of which $699,542 relates to the Minority interest of BSEA. The purchase price of $2,550,000 and a related deferred income tax liability of $894,250 has been ascribed to oil and gas properties.

6.

PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 31, 2005	December 31, 2004
	$	$
Vehicles	82,546	-
Furniture and fixtures	218,549	325,297
Computer hardware and software	86,317	46,382
Leasehold improvements	192,485	178,041
	579,897	549,720
Accumulated amortization	(188,774)	(165,643)
	391,123	384,077

7.

OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	March 31, 2004	December 31, 2004
	$	$

Subsurface use rights and expenses	22,274,980	21,742,382
Royalty interest	415,700	415,700
Oil and gas properties	22,690,680	22,158,082

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

8.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following amounts are included in accounts payable and accrued liabilities:

	March 31, 2005	December 31, 2004
	$	$

Trade accounts payable	427,611	413,271
Professional fees	115,078	98,802
Office lease	80,321	80,323
Withholding taxes	-	114,363
Other	-	54,399
	623,010	761,158

9.

OBLIGATIONS ON SOCIAL SPHERE DEVELOPMENT

In accordance with the Subsurface Use Contracts, the Corporation is committed to contribute to social sphere development of Astana and Atyrau cities in the total amount of $3,030,000 for all oilfields during the exploration phase.  All Subsurface Use Contracts establish the exploration phase as 6 years from 2003 to 2009, and the production phase as 25 years from 2009 to 2034. During the term ended, March 31, 2005, the Corporation had not made any payments. These payments are due over the period from 2003 to 2008.  Management believes that the Corporation will meet this obligation within the exploration phase and payment delay will not terminate or deteriorate terms of the Subsurface Use Contracts.

Payment of these obligations is to be made according to a payment schedule agreed to between the Corporation and the Government. The non-current portion of these obligations is discounted at 15% being the estimated credit-adjusted risk free discount rate, giving a total discounted obligation of $2,700,961. The accretion expense for the three months ended March 31, 2005 was $44,636 (2004 - $21,451).

10.

OBLIGATIONS FOR PROFESSIONAL TRAINING OF PERSONNEL

	March 31, 2004	December 31, 2004

Within one year	$289,200	$289,200
In the second to the fifth inclusive	389,800	389,800
Total obligations	679,000	679,000

Less: discount on obligations on professional training of personnel	(76,257)	(85,159)
Present value of obligations on professional training of personnel	602,743	593,841

Amount due for settlement within one year	289,200	289,200
Amount due for settlement after one year	313,543	304,641

Total	$602,743	$593,841

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

These obligations are discounted at 15%, being the estimated credit-adjusted risk free discount rate.  The accretion expense for the year ended March 31, 2005 was $8,902 (2004 - $Nil) was expensed.

11.

OBLIGATIONS FOR ACQUISITION OF THE RIGHT FOR THE GEOLOGICAL INFORMATION USE

In accordance with the Agreements on acquisition of the right on the geological information use # 710 and # 711 dated January 21, 2002, the Corporation is obliged to pay an additional amount for the right of geological information use if KoZhaN attracts foreign investors.

On May 11, 2004, BSEA acquired 100% of the shares in Vector’s charter fund. Accordingly, Vector recognized additional obligations on acquisition of the right on the geological information use as at March 31, 2005 in the amount of $758,265 (December 31, 2004, $758,265).

12.

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

These obligations are discounted at 15%, being the estimated credit-adjusted risk free discount rate, giving a present value of obligation of $1,014,386 as at March 31, 2005.  The accretion expense for the three months ended March 31, 2005 was $32,712 (2004 - $Nil).

13.

SIGNATURE BONUSES AND PENALTY PAYABLE

In accordance with the Subsurface Use Contracts there was an obligation to pay signature bonuses in total of $1,000,000 for acquiring the subsurface use rights for all three fields. These bonuses were due for payment within 30 days after signing the Subsurface Use Contracts.

Penalties accrued on delaying the payment of the signature bonuses for those oilfields amounted to $61,739. These penalties were paid as at March 31, 2005.

14.

ASSET RETIREMENT OBLIGATION

Management determined that an asset retirement obligation should be recognized for future abandonment costs of 93 wells drilled at Morskoe, Liman -2 and Atyrau  fields  before the Corporation signed the Subsurface Use Contracts, but which, in management’s opinion were not properly abandoned. Management believes that this obligation is likely to be settled at the end of the exploration phase.

As at December 31, 2004, undiscounted future cash flows that will be required to satisfy the Corporation’s liability by 2009 and 2028 for the Liman-2 field is $930,000. After application of a 15% credit-adjusted risk free discount rate, the present value of the Corporation’s liability at March 31,2005 is $451,551.  During the three months ended March 31, 2005, the Corporation recorded an accretion expense of $15,683(2004 - $704).

15.

INCOME TAX

The Corporation did not provide any current or deferred U.S. federal or foreign income tax provision or benefit because it has experienced operating losses since inception. The Corporation is not liable for any state taxes.

	March 31, 2005	December 31, 2004

Loss before income taxes	$2,035,476	$6,792,048

Composite statutory income tax rate	35.0%	35.0%
Expected income tax recovery	$(712,400)	$(2,377,000)
Tax benefit not recognized	712,400	2,377,000

Income tax expense (recovery)	$-	$-

Deferred taxation reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for statutory tax purposes in the respective countries.

The deferred income tax liability is comprised of the following:

	March 31, 2005	December 31, 2004
	$	$

Temporary differences
Oil and gas property values	13,734,017	13,734,017
Total temporary differences	13,734,017	13,734,017

Statutory tax rate	35%	35%
Total	4,806,906	4,806,906

Current portion	-	-
Non-current portion	4,806,906	4,806,906
Total	4,806,906	4,806,906

At March 31, 2005, the Corporation had a net operating loss of approximately $16,770,000 (December 31, 2004 - $15,650,000) for U.S. federal purposes. Utilization of the net operating loss, which expires on various dates starting in 2007, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.  Due to the uncertainty of utilizing these net operating losses, the Corporation has made a valuation allowance of an amount equal to the related deferred tax asset.

	March 31, 2005	December 31, 2004
	$	$

Net operating loss carry forward balance	16,770,000	15,650,000

Composite statutory tax rate	35.0%	35.0%
Deferred tax asset	5,869,500	5,477,800
Valuation allowance	(5,869,500)	(5,477,800)
	-	-

16.

COMMON STOCK

In February of 2005, the Corporation issued 27,250,000 shares of common stock in connection with a private placement for gross proceeds of $13,625,000. The costs associated with the private placement includes a finders fee of 6% of the gross proceeds received by the Corporation and warrants with an exercise price of $0.50 issued to the finders that equal 6% of the shares issued under the private placement. The total share issue costs were $1,955,180.

In March of 2005, the Corporation issued 750,000 shares of common stock under the Stock Awards Plan to the Chief Executive Officer (500,000 shares) and the Chief Financial Officer (250,000 shares) at a deemed price of $0.50 per share for net compensation costs of $375,000.

In March of 2005, the Corporation issued 1,700,000 shares of common stock to four option holders who exercised their options under the Corporations 2002 Stock Awards Plan. The Corporation realized proceeds of $85,000.

In March of 2005, 9600 shares of common stock were issued for the exercise of 9600 warrants. The Corporation realized proceeds of $4,800.

17.

STOCK OPTION PLAN

Under the Stock Option Plan (the “Plan”), the Corporation has reserved 15,000,000 shares of common stock for issuance under options granted to eligible persons.  As at March 31, 2005, 13,625,000 are outstanding with 426,666 available for granting.

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

Option activity under the Plan is as follows:

2005
Number of
Options

Opening Balance – December 31, 2004	6,175,000

Granted	9,150,000
Expired	-
Exercised	(1,700,000)
Cancelled	-

Closing Balance, March 31, 2005	13,625,000

Options available for granting	426,666

Options exercised	1,801,666

Option Plan Total	15,000,000

Additional information regarding options outstanding as of March 31, 2005 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1.00	125,000	0.1	$1.00
0.15	300,000	3.4	$0.15
0.05	3,950,000	2.7	$0.05
0.56	100,000	4.2	$0.56
0.05	9,150,000	2.9	$0.05
	13,625,000	4.7	$0.06

For the three months ended March 31, 2005, $5,050 of compensation expense has been recognized (2004 – $39,618) in the consolidated financial statements for non-employee stock option grants. $Nil (2004 - $152,103) has been recognized for stock-based employee compensation awards under the intrinsic value method.

18.

WARRANTS

The Corporation has previously issued the following warrants.  Each warrant can be exchanged for 1 common share at the exercise price noted.

Date of	Number of	Exercise	Expiry
Grant	Warrants	Price	Date

April 2000	50,000	$1.00	April, 2005
May 2004	69,000	$0.50	May 2007
July 2004	489,715	$0.50	January 2006
September 2004	134,000	$0.50	January 2006
November 2004	348,000	$0.50	January 2006
February 2005	1,610,280	$0.50	February 2007

50,000 warrants were granted to a consultant in 2000. The fair value of these warrants was $351 and was expensed in 2000.  299,716 warrants were granted at a price of $0.25 per share were expensed during 2004. During 2005, 1,610,280 (2004 – 1,042,715) warrants were granted at a price of $0.50 per share under the terms of an agency agreement in connection with a private placement. In February 2005, 9,600 warrants were exercised for cash proceeds of $4,800.

19.

ALTERNATIVE COMPENSATION PLAN

On March 22, 2002 our Board of Directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of shares of common stock instead of cash. The Alternative Compensation Plan was approved at our Annual Shareholders’ Meeting held on June 14, 2002. The Plan allowed for maximum compensation of 2,000,000 shares.  This maximum was reached in the third quarter of 2002 and an expense in the amount of $163,463, relating to the future issuance of 2,000,000 shares of common stock, was accrued under the Alternative Compensation Plan in 2002.  Shares are issued upon request of the beneficiaries and no further compensation cost is recorded at that time.  During 2005, no shares were issued under the Alternative Compensation Plan, leaving a balance of 1,317,198 shares still to be issued at March 31, 2005.

20.

RELATED PARTY TRANSACTION

On March 31, 2005, the Corporation owed $70,063 to Matthew Heysel, our Chairman and Chief Executive Officer arising from having personally paid for travel expenditures while traveling on the business of the Corporation.

On March 31, 2005 the Corporation owed $10,000 to Glenn Van Doorne, our former executive Vice President, for a consulting service contract.

The Corporation has been unable to establish a bank account in Beijing.  Each month, the Corporation transfers funds to Kai Yang, the brother of our President and a consultant to BSN, who is resident in Beijing, to cover the costs of maintaining an office in Beijing.  During the period, the Corporation advanced $90,000 to Kai Yang and he disbursed the full amount for salaries, office rental, professional fees, travel, and other office administration expenses of the Corporation.  Kai Yang retained no part of these funds.

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

During the period ended March 31, 2005 the Corporation advanced $2,000 to Big Sky Energy Canada for a balance of $22,767 owing to the Corporation.

During the period ended March 31, 2005 the Corporation advanced $28,398 to Big Sky Energy Aral, a corporation with common directors.

In March 2005, $80,000 was paid to a company affiliated with Mr. Bruce Gaston , a director since December 3, 2004 for introductions to potential investors who subsequently participated in the $13.7 million raised by the Corporation in February 2005.

21.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As at March 31, 2005 the fair value, the related method of determining fair value and carrying value of the Corporation’s financial instruments were as follows: the fair value of current assets and current liabilities approximates their carrying amounts due to the short-term maturity of these instruments. The Corporation is exposed to market, credit and currency risks arises in the normal course of the Corporation’s business. Derivative financial instruments are not used to reduce exposure to the above risks.

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

22.

COMMITMENTS AND CONTINGENCIES

The Corporation recorded expenses for rental payments under operating leases, net of amounts recovered from sub-lessees, totaling $72,245 for the three months ended March 31,2005. Minimum lease payments under operating leases for the period ending March 31 are as follows:

$
2005	237,300
2006	115,800
2007	19,300
372,400

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

h)

Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Corporation is obliged to pay to the Government a commercial discovery bonus in the amount of 0.1% of the value of proved reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan.  As at March 31, 2005, a commercial discovery has not been made as so no accrual for any bonus has been made in these financial statements.

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

In accordance with the Subsurface Use Contracts signed on February 17, 2003 the Corporation was obliged to commence exploration activities within 60 days after signing the Contracts. However, as at March 31, 2005, the Corporation had not started exploration activities on the Karatal and Dauletaly oilfields. In the case of failure to remedy such violations, these Subsurface Use Contracts can be terminated by the Government, which may affect recoverability of capitalized costs of approximately $1.2 million related to Dauletaly and Karatal oilfields. The corporation expects to conduct new exploration activities in the two license areas in 2005, and may farmout portions of these licenses to third parties in 2005, in order to fulfill its obligations under the Subsurface Use Contracts.

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

As at May 5, 2005, Management has discharged part of commitments and is continuing remediation of certain violations of the Subsurface Use Contracts:
1.

Submit the Annual Work Program to the Competent body and report on the progress of the Minimal Work Program implementation. The Partnership’s Annual Work Program for 2005 was approved by the Competent Body for both oilfields. The Annual Work Program for 2006 will be determined in October 2005 and finalized with the Competent Body in November 2005;

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

c)

Commitment to reimburse historical costs of the Government – In accordance with the Subsurface Use Contract, the Corporation is obliged to reimburse to the Government for historical costs incurred at the expense of the Government on the Atyrau oilfield. The total amount reimbursable is $22,507,380. From this amount, $112,537 was paid to the Government in 2003. The remaining amount of $22,394,843 is expected to be settled according to a payment schedule to be agreed between the Corporation and the Government not later than 120 days after approval of the hydrocarbon reserves. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Corporation in respect of the remaining amount of $22,394,843. No approval of the hydrocarbon reserves has been applied for or received as at March 31, 2005 and December 31, 2004 and so no provision in respect of the remaining amount has been made in these financial statements.

d)

Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Corporation is obliged to pay to the Government a commercial discovery bonus in the amount of 0.1% of the value of approved recoverable reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Corporation in respect of the commercial discovery bonus. No approval of the hydrocarbon reserves has been applied for or received as at March 31, 2005 and December 31, 2004 and so no provision in respect of the commercial discovery bonus has been made in these financial statements.

23.

SUBSEQUENT EVENTS

On April 18, 2005, Deloitte & Touche LLP (“Deloitte & Touche”), the principal accountant previously engaged to audit our financial statements, resigned as our independent registered chartered accountants. Deloitte & Touche audited our consolidated financial statements for two most recent years ended December 31, 2004.

On April 2005, Big Sky issued 150,000 shares to an option holder, who exercised options previously granted and fully vested at an exercise price of $0.05 per common share for proceeds of $7,500.

On May 5, 2005, Big Sky signed a term sheet relating to convertible debentures securing a US$17.5 million loan  facility from Sun Drilling LLP ("Sun Drilling").  These debentures are to finance the 2005 drilling program of Big Sky’s two subsidiaries, KoZhaN LLP and Vector Energy West LLP.  KoZhaN plans to drill two wells in its Morskoe field, and Vector plans to drill ten wells in its Atyrau block in 2005, commencing in approximately May and July respectively.  Sun Drilling has agreed to provide full well construction services for these wells on a turnkey basis, specified under formal drilling contracts finalized on May 5th. The Company’s operating subsidiaries, KoZhaN and Vector, will pay 20% of Sun Drilling's pre-agreed well construction cost in cash as each well is completed and the 80% balance within one year carrying an interest charge of LIBOR plus 4% per annum.  The payment of the 80% balance is secured by a convertible debenture.  Sun Drilling will have the right to convert the principal balance of the convertible debentures into the Company's shares of common stock after 365 days from issue of each invoice, with the conversion price to be equal to the daily high/low average quotation price for the preceding 30 days, including the conversion date, less 20% but such conversion price not to exceed Two (US$2.00) Dollars per share.   There is an alternative conversion clause that permits Sun Drilling LLP, upon 30 days notice, on or before the Maturity Date, to redeem the convertible debentures, in whole or from time to time in part, at the option of Sun Drilling LLP, at a redemption price equal to the Conversion Price plus accrued and unpaid interest.

On May 10, 2005, the Board of Directors of Big Sky accepted Mr. Matthew Heysel’s resignation as Chief Executive Officer of Big Sky.  Mr. Heysel assumed the role of Executive Chairman of the Board and remains a director of Big Sky.  Mr. Heysel will continue to provide services to Big Sky under the same terms and conditions as the existing service contract between Big Sky and Mr. Heysel’s consulting firm, M.H. Financial Management Ltd.

Concurrently, on May 10, 2005, the Board of Directors of Big Sky appointed Mr. Selami Ahmet Sehsuvaroglu, President of Big Sky, to the role of Chief Executive Officer.

On May 10, 2005, the Board of Directors of Big Sky voted to appoint two new independent directors to its Board of Directors.  Dr. Servet Harunoglu and another party were approached to take these seats, subject to approval of the appropriate regulatory bodies.  As of May 20, 2005, Dr Harunoglu had consented to take his seat on the Board, with discussions continuing with the other prospective director.

On May 17, 2005, BDO Kazakhstanaudit LLP signed a client acceptance letter stating that it had completed its client acceptance procedures and made the decision to accept Big Sky as an audit client and to conduct its audit for 2005.

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

The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated financial statements included in this report.  We have derived the statements of operations data and the information as at and for the three month period ended March 31, 2005 and 2004 from unaudited condensed consolidated financial statements and from our audited consolidated financial statements for the year ended December 31, 2004.

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	THREE MONTH PERIOD ENDED MARCH 31, 2005	THREE MONTH PERIOD ENDED MARCH 31, 2004	PERIOD FROM FEBRUARY 1, 2000 TO MARCH 31, 2005
Loss from Continuing Operations	($2,035,416)	($794,943)	($22,106,595)
Loss from Discontinued Operations	($2,035,476)	($12,016)	($10,114,016)
Net loss	-	$806,959	($32,220,611)
Basic and diluted (loss) per share	($0.03)	($0.02)
Basic and diluted weighted average common shares outstanding	78,864,860	38,356,308

Balance Sheet Data:

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$11,312,037	$983,734
Working capital	$9,380,142	($1,705,240)
Total assets	$35,786,724	$24,583,455
Total stockholders’ equity	$24,575,598	$13,397,829

NATURE OF OPERATIONS

In 2004, Big Sky began investing in oil and gas assets with the stated intention becoming an oil and gas exploration and production company.   This transition was concluded December 9, 2004 with the sale of Big Sky Network Canada Ltd.  In early 2004, we acquired KoZhaN LLP (“KoZhaN”) and Vector Energy West LLP (“Vector) which acquisitions gained Big Sky a significant acreage position in the prolific pre-Caspian basin of western Kazakhstan, located close to infrastructure and transportation.

In the fourth quarter of 2004, Big Sky spudded its first well, Morskoe # 10 and during the first three months of 2005, we achieved our near term objectives which included the completion of drilling and testing of Morskoe #10.  The next phase of work, the drilling or working over of additional wells offsetting Morskoe #10 is currently underway.

We are also intent on farming out selected high risk exploration targets and we are currently undertaking farm out discussions with established multinational energy companies.   We believe that these activities will lead to a sustainable platform on which to build Big Sky in Kazakhstan and enable Big Sky to secure additional licenses in other countries, using the diverse expertise of its officers and consultants.

On April 19, 2005, Big Sky executed a Letter of Intent with Sun Drilling LLP wherein Sun Drilling LLP agreed to provide turnkey drilling services for a minimum of two wells in the Morskoe Field on behalf of KoZhaN and a minimum of 10 wells in the Atyrau Block for Vector.  The drilling schedule for Morskoe is set to commence in approximately May 2005 with the Atryau block drilling schedule projected to start in July/August 2005.

Big Sky raised over $13.7 million in equity capital in the first three months of 2005.  During 2004, Big Sky raised US$12 million of new common equity.  While access to the capital markets is always subjective, the current levels of energy prices support investor interest in financing new projects. Big Sky is basing its growth strategies on attaining a sustainable level of cash flow from energy development of existing licenses while securing additional licenses subject to available financing on economic terms.

RESULTS OF OPERATIONS

Revenues

For the first three months of 2005 and during all of 2004, Big Sky did not earn revenues. We have added oil and gas properties through the acquisition of KoZhaN and Vector; however these properties are currently undeveloped and consequently did not provide revenue during the period.

Expenses

During the three months ended March 31, 2005 and 2004, we incurred operating expenses of $2,093,336 and $776,532 respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	THREE MONTH PERIOD ENDED MARCH 31, 2005	THREE MONTH PERIOD ENDED MARCH 31, 2004	PERIOD FROM FEBRUARY 1, 2000 TO MARCH 31, 2005
Office Costs	1,910,429	$604,710	$19,240,633
Professional Services	100,763	$75,138	$2,825,213
Investor Relations	82,144	$62,033	$1,497,000
Extinguishment of debt	$-	-	($1,422,225)
Miscellaneous	$-	-	$212,114
TOTAL	2,093,336	$766,532	$18,757,855

Office costs include the costs of executive management and administrative consultants, rent, insurance, travel, and general office costs associated with maintaining business offices in China, Canada and Kazakhstan.  For the three months ended March 31, 2005, office costs have increased over the same period in 2004 due to additional consulting costs relating to the acquisition of additional subsidiaries during the year, the increase in Kazakhstan operations and additional costs of management.

Professional services include accounting, audit and legal advisory costs.  Professional costs have increased in the first quarter of 2005 compared to the same period in 2004.  This increase is primarily due to an increase in corporate activity.

Amortization and depreciation expense recorded during the first quarter of 2005 and 2004 resulted from the depreciation of office equipment and leasehold improvements.  No depletion was recorded on oil and gas assets, and oil and gas related accretion expenses were incurred.

We record the fluctuations in the fair value of certain unexercised stock options as a deferred compensation asset (reported as a reduction of stockholders’ equity on the balance sheet). This asset is amortized over the life of the stock options as non-cash compensation expense. The non-cash compensation expense in the first quarter of 2005 was $5,050 (2004 - $191,721). The first quarter expense for 2004 reflects a recovery of previously deferred compensation expenses of $132,500 and amortization of $324,221 of the deferred compensation asset.

Summary of Non-cash Compensation Expense:

	Expense	Unamortized Deferred Compensation
Options
Options granted April 2003	1,150	3,444
Options granted June 2004	3,900	19,432
Options granted February 2005	0	5,587,786
Total	$758,264	$27,926

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

Certain commitments relating to KoZhaN require capital expenditure prior to the production phase. These include investment commitments of $16.43 million.  We anticipate we will be able to meet these capital costs through a number of financing alternatives. The investment commitment of $16.43 million is required to be spent in exploration phase in the Republic of Kazakhstan during the exploration phase, which is expected to last until approximately 2009.  We plan to finance this commitment through a combination of the sale of exploration related production and future equity financing.   The government’s objective in setting minimum work commitments is to ensure certain types of exploratory work is carried out by the license holder, including drilling new wells and seismic activity. The government will measure the degree to which Big Sky has met its commitments in terms of work completed. The government estimates the work commitment in terms of expected spending amounts. The government measures the performance of Big Sky towards meeting its work commitment by evaluating the actual work performed in comparison with the agreed requirements. Actual spending is not a performance measure.

Commercial discovery bonuses will be equal to 0.1% of the value of proved reserves if found.  We anticipate that any commercial discovery bonus will be small enough to be financed out of our working capital.

The Vector and KoZhaN work commitments are measured by actual work undertaken and completed. The cost to complete the work can be lower, or higher, than the estimated cost. Actual cost is not the determining factor in meeting work commitment obligations. As the undertaken work commitments in 2005 are higher than those defined in the Hydrocarbon Contracts, Vector and KoZhaN expects to apply to the government to amend the commitment to the lesser amounts defined in the Hydrocarbon Contracts.

LIQUIDITY AND CAPITAL RESOURCES

During 2004, Big Sky utilized cash for management and corporate administrative activities of approximately $200,000 per month. Management anticipates that Big Sky currently has sufficient working capital to fund this minimum level of operations through December 2006. However, Big Sky may require additional financing to continue as a going concern beyond December. Current cash resources are not anticipated to be sufficient to fund the work commitment for existing licenses, acquire producing properties or additional licenses. It will consider seeking additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve Big Sky’s objective, or result in commercial success. In February 2005, we raised an additional $13.7 million of common equity from institutional investors and accredited private investors in Europe, Russia, USA and Canada

As of March 31, 2005, we had cash and cash equivalents of $11,312,037 that were included in the working capital surplus of $9,380,142.  This compared to a working capital deficit of $1,705,240 at December  31, 2004.

In February 2005, Big Sky closed on a private placement which raised $13,625,000.  Big Sky issued 27,250,000 shares of common stock at a price of $0.50 per share.   We paid a finders fee of 6% in cash and warrants equal to 6% of the shares of common stock issued for a total cost of $817,140.  1,634,280 Warrants to purchase 1,634,280 shares of common stock at $0.50 per share were also issued.

On a consolidated basis, our minimum cash requirement for maintenance of operations, without conducting a drilling program or acquisitions of other potential fields, is estimated at approximately $400,000 per month in 2005.  With the acquisition of KoZhaN and Vector and our diversification into oil and natural gas exploration and production, we anticipate that we will be required to raise additional capital to fund future exploration and development programs or farm out some of our interest in various higher risk/cost projects to third parties.  Such farm-outs would be intended to cover up to 100% of project costs in return for a percentage interest in the project.

In 2004, Big Sky decided to enter into such a farm out with a local civil construction firm to defray expenses associated with higher than expected lease construction costs of the Morskoe #10 well. On October 12, 2004 KoZhaN signed a farm out agreement under which KoZhaN transfers 45% of the subsurface rights of the Morskoe license to ABT Limited LLP (“ABT”).  This transfer of these rights was subject to the approval by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan. ABT, in turn, paid for the cost of lease access and lease construction (Construction Works) and pay up to $650,000 towards the cost of drilling, completion and testing of Morskoe #10 well (Drilling Works).  KoZhaN has contributed $150,000 to the Drilling Works.  Both companies equally share future costs associated with the development of the Morskoe license. At March 31, 2005, there is $166,000 of the ABT fund remaining to be spent.

Cash Requirements

The following aggregated information about our contractual obligations and other commitments aim to provide insight into our short and long-term liquidity and capital resource need and demands as at March 31, 2005.   Unless otherwise indicated, the majority of these contractual obligations and commitments are contingent upon our selling production.

		Exploration phase			Production phase
Time period	Total	Within 1 year	1 - 3 years	3 - 5 years	Over 5 years
Estimated dates		2005	2006 – 08	2009-10	2011	2012	2013	2014	–2014-2030
Production levels (tonnes of oil) (One tonne of oil equals approximately 7.4 barrels)					4,000t	40,000t	150,000t	250,000t	Over 250,000t

Operating leases	$348,800	$174,900	$173,900	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
Historical costs (Owed to Kazakhstan Government)	11,424,278					182,012	182,012	700,948	10,359,306

Social sphere development liability (Astana and Atyrau)	3,030,000					151,500	151,500	151,500	2,575,500
Social development commitment (Astana and Atyrau)	1,389,000					69,450	69,450	69,450	1,180,650
Investment commitment (Including investment in local personnel)	121,900,000	1,500,000*	3,000,000*	8,500,000*		5,445,000	5,445,000	5,445,000	92,565,000
Liquidation fund (Obligations incurred to date)	40,000								40,000
Commercial production milestone payments	1,300,000				100,000	300,000	400,000	500,000	-

Total	$139,432,078	$1,674,900	$3,173,900	$ 8,500,000	$ 100,000	$6,147,962	$6,247,962	$6,866,898	$106,720,456

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

PLAN OF OPERATION

Currently, our management expects that we have sufficient working capital surplus to fund our operations through December 2006, without including the costs of a drilling program or acquisitions of other potential fields,.  As at March 31, 2005, after raising an additional $13.7 million in new common equity, we had sufficient working capital to fund our operations and carry out a significant portion of our annual work commitments.

Meeting our future financing requirements will be dependent on our ability to develop oil and gas farm outs or joint venture partnerships on favorable terms, our ability to access equity capital markets and, after achieving or acquiring sustainable production, our ability to maintain credit facilities from institutional lenders. We may not be able to raise additional equity when required, or we may raise the equity on terms that are dilutive to existing shareholders.

CRITICAL ACCOUNTING ESTIMATES

Oil and Gas Properties

Big Sky follows the successful efforts method of accounting for its oil and gas operations, whereby expenditures for property acquisitions and all development costs (including development dry holes) and support equipment and facilities are capitalized. The costs of unsuccessful exploratory wells are charged to expense at the time the wells or other exploration activities are determined to be non-productive. Production costs, overheads and all exploration costs other than exploratory drilling are expensed as incurred.

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

Impairment of Oil and Gas Properties

Big Sky evaluates its long-lived assets, including oil and gas properties, for possible impairment by comparing the carrying values with the undiscounted future net before-tax cash flows. Among other things, this might be caused by falling oil and gas prices, a significant revision to reserve estimates, adverse changes in operating costs, tax or political environment. Asset impairment may occur if a field discovers lower than anticipated reserves, write downs of proved reserves based on field performance, significant changes in commodity prices, significant decreases in the market value of an asset, and significant change in the extent or manner of use or physical change in an asset. Impaired assets will be written down to their estimated fair values, generally their discounted future net before-tax cash flows. For proved oil and gas properties, Big Sky performs the impairment test on an individual field basis. Unproved properties are reviewed periodically to determine if there has been impairment of the carrying value with any such impairment charged to expense in the current period. We assessed our oil and gas properties for impairment at the end of 2004 and found no impairments were required based on our assumptions.

Stock Based Compensation

We account for stock-based awards to employees using the intrinsic method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees”.  Under APB 25, compensation expense is accounted for in accordance with the intrinsic method where the expense is recognized upon exercise of the option as being the difference between the quoted market price and the exercise price, or if resulting from awards under variable plans, the expense is measured at each reporting period as the difference between the quoted market price and the exercise price.  We account for stock-based awards to non-employees in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123 requires that stock options awarded to non-employees be valued at fair value on the date of the award.  Management estimates the fair value of the stock options using the Black-Scholes option-pricing model and makes assumptions for the applicable interest rates, volatility and dividend yield.  In all cases, the calculated compensation is recognized as an expense over the period that the employee performs the related services.  For the three month period ended March 31, 2005, an amount of $5,050 was recorded as non-cash stock compensation expense in respect of employee and non-employee-stock based compensation (2004 - $191,721)

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at March 31, 2005.

SUBSEQUENT EVENTS

On May 10, 2005, the Board of Directors of Big Sky accepted Mr. Mathew Heysel’s resignation from the position of Chief Executive Officer.  Mr. Heysel now holds the position of Executive Chairman of the Board at the terms and conditions of the existing service contract between Big Sky and M.H. Financial Management Ltd.

Concurrently, on May 10, 2005, the Board of Directors of Big Sky appointed Mr. Selami Ahmet Sehsuvaroglu, then President of Big Sky to the role of Chief Executive Officer.

On May 10, 2005, the Board of Directors of Big Sky voted to appoint two new independent directors to its Board of Directors.  Dr. Servet Harunoglu and another party were approached to take these seats.  As of May 20, 2005, Dr Harunoglu had consented to take his seat on the Board, discussions are continuing with the other prospective director.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports Big Sky files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation above during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

a)  Sales of Unregistered Securities

In February 2005, Big Sky raised additional common equity in a series of private placement transactions, which raised $13,625,000. Big Sky issued 27, 250,000 shares of common stock at a price of $0.50 per share.  Big Sky paid a finders fee of 6% in cash and warrants equal to 6% of the shares of common stock issued. Finder’s fees of $817,140 were paid and 1,634,280 Warrants to purchase 1,634,280 shares of common stock at $0.50 per share were issued.

In April 2005, Big Sky issued 150,000 shares to an option holder, who exercised options previously granted and fully vested at an exercise price of $0.05 per common share for proceeds of $7,500.

On May 5, 2005, Big Sky signed a convertible debenture to secure a US$17.5 million facility from Sun Drilling LLP ("Sun Drilling") to finance the 2005 drilling program of its two subsidiaries, KoZhaN and Vector. KoZhaN plans to drill two wells in its Morskoe field, and Vector plans to drill ten wells in its Atyrau block in 2005, commencing approximately in May and July respectively. Sun Drilling has agreed to provide full well construction services for these wells on a turnkey basis, specified under formal drilling contracts, finalized on May 5th. The Company’s operating subsidiaries, KoZhaN and Vector, will pay 20% of Sun Drilling's pre-agreed well construction cost in cash as each well is completed and the 80% balance within one year carrying an interest charge of LIBOR plus 4% per annum.  The payment of the 80% balance is secured by convertible debentures.  Sun Drilling will have the right to convert to the Company's shares of common stock after 365 days from issue of each invoice, with the conversion price not to exceed two dollars per share.  There is an additional optional conversion clause that permits Sun Drilling LLP, upon 30 days notice, on or before the Maturity Date, to redeem the convertible debentures, in whole or from time to time in part at the option of Sun Drilling LLP, at a redemption price equal to the Conversion Price plus accrued and unpaid interest.

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

In March 2005 Big Sky issued 1,750,000 restricted shares of common stock to four option holders who exercised their options under Big Sky’s 2000 Stock Award Plan.

Each of the foregoing issuances of securities were exempt from registration pursuant to Rule 506 of Regulation D. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

b)  Use of Proceeds from Sales of Registered Securities

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

On April 18, 2005, Deloitte & Touche LLP (“Deloitte & Touche”), the principal accountant previously engaged to audit our financial statements, resigned as our independent registered chartered accountants. Deloitte & Touche audited our consolidated financial statements for two most recent years ended December 31, 2004.

In May 2005, BDO Kazakhstanaudit LLP signed a client acceptance letter stating that it had completed its client acceptance procedures and made the decision to accept Big Sky as an audit client and to conduct its audit for 2005.

ITEM 6.  EXHIBITS

a) Exhibits.

Except for contracts made in the ordinary course of business, the following are the material contracts that have been entered into by Big Sky:

Exhibit No.	Description
3.1 (1)	Certificate of Amendment to Articles of Incorporation of China Broadband Corp. filed with the Secretary of State of Nevada on December 29, 2003
3.2 (1)	Amended and Restated By-Laws of Big Sky, dated December 3, 2004.

10.1(2)	Share Exchange Agreement, dated October 27, 2003, between China Broadband Corp., Big Sky Energy Kazakhstan Ltd. and its shareholders.
10.2 (3)	Consulting Agreement dated January 15, 2004, between China Energy Ventures Corp. and Richard Lam
10.3 (3)	Consulting Agreement dated January 15, 2004, between China Energy Ventures Corp. and Daming Yang
10.4 (3)	Consulting Agreement dated January 15, 2004, between China Energy Ventures Corp. and M.H. Financial Management Ltd.
10.5 (3)	Consulting Agreement dated January 1, 2004, between China Energy Ventures Corp. and Wei Yang

10.6 (4)	Share Purchase Agreement dated October 7, 2003 between Big Sky Energy Kazakhstan Ltd. and Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd. – English Translation
10.7 (4)	Frame Agreement of Jointly Cooperation dated November 6, 2003 between Big Sky Energy Kazakhstan Ltd. and Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd. – English Translation
10.8 (4)	Escrow Agreement dated January 30, 2004 between Big Sky Energy Kazakhstan Ltd., Shengli Oilfield Junwei Petroleum-Tech Development Co. Ltd. and W. Scott Lawler
10.9 (5)	Asset Purchase Agreement dated February 27, 2004 between IbrizOil Inc. and China Energy Ventures Corp.
10.10 (6)	Contract for exploration and production of hydrocarbons at Dauletaly Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan
10.11 (6)	Contract for exploration and production of hydrocarbons at Karatal Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan
10.12 (6)	Contract for exploration and production of hydrocarbons at Morskoe Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan
10.13 (7)	Audit Committee Charter, amended November 12, 2003
10.14 (8)	Sale and Purchase Agreement between Big Sky Energy Atyrau Ltd., Batys Petroleum LLP and Glushich Victor Petrovich dated April 10, 2004
10.15 (8)	Amendment Agreement No. 1 to the Sale and Purchase Agreement Dated April 10, 2004 between Big Sky Energy Atyrau Ltd., Batys Petroleum LLP and Glushich Victor Petrovich dated April 12, 2004
10.16 (8)	Agreement for Assignment of the Creditor’s Rights between Vector Energy West LLP, Lorgate Management Inc. and Big Sky Energy Atyrau Ltd. dated April 10, 2004
10.19 (11)	Share Purchase Agreement dated December 9, 2004, by and between Big Sky Energy Corporation and Big Sky Energy Canada Ltd.
10.20 (10)	Consulting Agreement dated December 1, 2004, between Big Sky Energy Corporation and M.H. Financial Management Ltd.
10.21 (10)	Consulting Agreement dated June 30, 2004, between Big Sky Energy Corporation and Daming Yang.
10.22 (10)	Consulting Agreement dated December 1, 2004, between Big Sky Energy Corporation and Precise Details, Inc.
10.23 (10)	Consulting Agreement dated October 1, 2004, between Big Sky Energy Corporation and Suntree Ltd.
10.24 (12)	Consulting Agreement dated January 19, 2005, between Big Sky Energy Corporation and A.S. Sehsuvaroglu, together with amendment.
10.25 (9)

Terms of Business Agreement dated 24 February, 2005 and executed on behalf of the Company, 7 March 2005,  between Big Sky Energy Corporation and Matrix-Regent/Matrix-Securities Limited, trading as Matrix Corporate Finance

10.26 (11)	2000 Stock Award Plan, as amended by the shareholders, December 3, 2004
10.27 (13)	Master contract - Vector Energy West LLP and Sun Drilling
10.28 (13)	Power of Attorney for William Duncan - English translation
10.29 (13)	Master contract - KoZhaN LLP and Sun Drilling
10.30 (14)	Sun Drilling LLP Convertible Debenture Term Sheet
10.31 (14)	BDO Kazakhstanaudit LLP Client Acceptance Letter
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002 – Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002 – Chief Financial Officer

(1)	Previously filed on Form 10-QSB on May 21, 2004

(2)	Previously filed on Form 8-K on October 31, 2003.
(3)	Previously filed on Form SB-2 on February 19, 2004
(4)	Previously filed on Form 10-KSB on March 30, 2004.
(5)	Previously filed on Form 8-K on May 18, 2004
(6)	Previously filed on Form 10-QSB on May 21, 2004
(7)	Previously filed on Form SB-2 on July 28, 2004.
(8)	Previously filed on Form 8-K on December 14, 2004
(9)	Previously reported on Form 8-K on March 9, 2005
(10)	Previously filed on Form 8-K on March 10, 2005
(11)	Previously filed on Form 14C on October 27, 2004
(12)	Previously filed on Form 8-K on February 3, 2005
(13)	Previously filed on Form SB-2 on May 13, 2005
(14)	Previously filed on Form 8-K on May 19, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Big Sky Energy Corporation
Date: May 23, 2005	By:	/s/ A. S. Sehsuvaroglu Name: A.S. Sehsuvaroglu Title: Chief Executive Officer (Principal Executive Officer)
Date: May 23, 2005	By:	/s/ Bruce H. Gaston Name: Bruce H. Gaston Title: Chief Financial Officer (Principal Accounting Officer)