Form 10KSB/A
period 2004-12-31
BIG SKY ENERGY CORP
filed 2005-08-22
CIK 1075247

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

Big Sky Energy Corporation, (Exact name of small business issuer in its charter)
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

We, through Big Sky Network Canada Ltd, (“Big Sky Canada”) held a 100% interest in Chengdu Big Sky Network Technology Services Ltd., referred to as Chengdu Technology Services, which resells high-speed broadband Internet service to companies and residents in the section of Chengdu designated as a high technology park. As noted above, we sold our shareholding in Big Sky Canada on December 9, 2004 for $175,793.

Late in October 2003, we began investing in oil and gas assets, an area in which our management has knowledge and experience and it was our belief that it was the right time to diversify into the oil and natural gas industry.  We considered that this diversification would provide us with a revenue stream and financial stability which would sustain our operations so that we could concentrate on growing our business in the oil and gas sector.

On October 27, 2003, the Corporation entered into a Share Exchange Agreement with Big Sky Energy Kazakhstan Ltd. (“BSEK”), a private company incorporated in Alberta, Canada, and all its shareholders of record.  Under the terms of the Share Exchange Agreement, we were required to issue up to a maximum of 8,000,000 common shares in a share exchange offer with the shareholders of record of BSEK as of October 27, 2003.  Management determined the net asset value per share and the number of shares to be issued based upon various criteria including a third party valuation.   On January 12, 2004, we issued 8,000,000 of our common shares to the shareholders of BSEK in exchange for their shares in BSEK.

BSEK has a 90% interest in KoZhaN LLP, (“KoZhaN”), a Republic of Kazakhstan limited liability partnership, which has three petroleum licenses in the Atyrau region of Kazakhstan.

On December 29, 2003, we changed out name from China Broadband Corp. to China Energy Ventures Corp. On December 3, 2004 shareholders approved a further name change to Big Sky Energy Corporation.

On May 10, 2004, Big Sky Energy Atyrau Ltd., at that time a 75% owned subsidiary of Big Sky, (“BSEA”), purchased 100% of Vector Energy West LLP, a Kazakhstan limited liability partnership, (“Vector”), for $4,430,000.  This purchase price was determined by a valuation of Vector’s Atyrau and Liman-2 licenses which was performed by PetroGlobe (Canada) Ltd., an independent third party. On the same date, pursuant to the terms of an Agreement for Assignment of the Creditor’s Rights, BSEA paid $570,000 to Lorgate Management Inc.

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

Work program commitments for 2004 have been completed only in part. To satisfy the Kazakh regulatory authorities the work commitments not completed in 2004 have to be completed in 2005.

The following figure sets forth our corporate structure as at December 31, 2004.

Big Sky Energy Corporation (formerly China Energy Ventures Corp.) (the “Big Sky”) a Nevada corporation
	100%	100%
Big Sky Energy Atyrau Ltd. (“BSEA”) an Alberta Corporation		Big Sky Energy Kazakhstan Ltd. (“BSEK”) An Alberta corporation
100%		90%
Vector Energy West LLP (“Vector”) a Kazakhstan limited liability partnership		KoZhaN LLP (“KoZhaN”) A Kazakhstan limited liability partnership

Neither Big Sky nor any of our subsidiaries have been subject to any bankruptcy, receivership or similar proceedings.

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

On October 27, 2003, the Corporation entered into a Share Exchange Agreement with BSEK and all its shareholders of record.  Under the terms of the Agreement, we forwarded $500,000 to BSEK as a short-term loan, which was to be repaid within 60 days.  As well, we were required to issue up to a maximum of 8,000,000 common shares in a share exchange offer with the share-

holders of record of BSEK as of October 27, 2003.  Management determined the net asset value per share and the number of shares to be issued based upon various criteria including a valuation performed by PetroGlobe (Canada) Ltd., a third party independent petroleum engineering firm. In December 2003, we forwarded an additional $625,000 to BSEK as a short-term loan, which was to be repaid within 60 days. On January 12, 2004, we issued 8,000,000 of our common shares to the shareholders of BSEK in exchange for their shares in BSEK thereby giving us 100% ownership of BSEK.  On January 14, 2004, BSEK made a payment of $250,000 on the initial loan made in October 2003. On January 20, 2004, we extended the repayment terms on both loans to BSEK to June 1, 2004 and set the interest rate at 5% per annum.  As of December 31, 2004, these loans had not been repaid.  BSEK will repay them once it has started production.

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

As consideration for facilitation of the successful acquisition of Vector, BSEA granted a royalty to Fullup Limited of $1.00 per barrel on oil sold by Vector from the Atyrau and Liman-2 licenses. On November 10, 2004, BSEA and Fullup Limited entered into a Share Exchange Agreement whereby Fullup Limited agreed to exchange its 25% interest in BSEA for 3,500,000 common shares of the Corporation.

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

Vector and KoZhaN engage local staff as required to manage their business.  We anticipate that Big Sky and our subsidiaries, on an as-needed basis, will hire additional employees over the next fiscal year. We are consolidating our two offices in Almaty. Set forth below is an indication of current operations and the numbers of employees and consultants required by our subsidiaries and us to maintain current operations, as at March 31, 2005:

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

We have a limited operating history, a history of minimal revenues and a history of losses.  We began our business activities in April 2000 in China.  Our operations in the Chinese Internet market produced only minimal revenues and we have divested this business, effective December 9, 2004. We have diversified our operations to oil and natural gas exploration and production, an area in which our management has been successful in past endeavors, although we do not know if Big Sky will be successful in any of these plans due to our early stage of operations in the oil and gas industry.

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

The oil has been trapped in sandstones with a porosity exceeding 20%.  Net pays of over 20 feet have been established.  Three wells are prime candidates for re-completion, having tested oil at combined rates of over 1,000 bopd.  The quality of the crude ranges from 35° to 25° American Petroleum Institute (“API”).  An independent consultant established a fair market value of $7.l7 million using a Discount rate of 15% for the Morskoe reserves. An independent consultant has estimated undeveloped reserves of 3 million barrels.

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

ITEM 3.

LEGAL PROCEEDINGS.

To our knowledge, neither Big Sky nor any of our officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation and none of our officers or directors have been found by any court of competent jurisdiction to have violated any federal or state securities or commodities law. There are no judgments, orders, or decrees against us or our officers or directors that limit in any manner our involvement or that of our officers or directors in any type of business, securities or banking activities. None of our officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.  None of our officers or directors has been involved in any capacity in any bankruptcy petition.

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

On a consolidated basis, our minimum cash requirement for maintenance of operations, without conducting a drilling program or acquisitions of other potential fields, is estimated at approximately $400,000 per month in 2005.  With the acquisition of BSEK, Vector and our diversification into oil and natural gas exploration and production, we anticipate that we will be required to raise additional capital to fund future exploration and development programs or farm out some of our interest in various higher risk/cost projects to third parties.  Such farm-outs would be intended to cover up to 100% of project costs in return for a percentage interest in the project. The Corporation decided to enter into such a farm out with a local civil construction firm to defray expenses associated with higher than expected lease construction costs of the Morskoe #10 well. On October 12, 2004 KoZhaN signed a farm out agreement under which KoZhaN transfers 45% of the subsurface rights of the Morskoe license to ABT Limited LLP (“ABT”).  This transfer of these rights is subject to the approval by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan, which is still pending.  ABT, in turn, paid for the cost of lease access and lease construction in the amount of $798,915 (“Construction Works”) and paid $500,000 towards the cost of drilling, completion and testing of Morskoe #10 well (“Drilling Works”).  KoZhaN similarly contribute $150,000 to the Drilling Works.  Both companies equally share future costs associated with the development of the Morskoe license. At December 31, 2004 there is $166,000 of the ABT Drilling Works fund remaining to be spent.

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

CRITICAL ACCOUNTING POLICIES

Oil and Gas Properties

The Corporation follows the successful efforts method of accounting for its oil and gas operations.  All property acquisition costs (which include geological and geophysical costs as defined under paragraph 18 of FAS 19) are initially capitalized to property, plant and equipment as unproved property costs.  Once proved reserves are discovered, the acquisition costs are reclassified to proved property acquisition costs.  Exploration drilling costs are capitalized pending evaluation as to whether sufficient quantities of reserves have been found to justify commercial production.  If commercial quantities of reserves are not found, exploration drilling costs are expensed.  All exploratory wells that discover potentially commercial quantities of reserves in areas requiring major capital expenditures before the commencement of production and where commercial viability requires the drilling of additional exploratory wells, remain capitalized as long as the drilling of additional exploratory wells is under way or firmly planned.  All other exploration costs, including geological and geophysical and annual lease rentals are expensed to earnings as incurred.  All development costs are capitalized as proved property costs.  The costs of unsuccessful exploratory wells are charged to expense at the time the wells or other exploration activities are determined to be non-productive. Production costs, overheads and all exploration costs other than exploratory drilling are expensed as incurred.

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

.Changes in Internal Controls

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

34

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, .2005

BIG SKY ENERGY CORPORATION
By:	/s/S. A, Sehsuvaroglu Name: S. A. Sehsuvaroglu Title: Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew Heysel
Matthew Heysel /s/ Daming Yang	Director	August 20, 2005
Daming Yang /s/ Thomas Milne	Director	August 20, 2005
Thomas Milne /s/ Bruce Gaston	Director	August 20, 2005
Bruce Gaston /s/ Philip Pardo	Chief Financial Officer and Director (Principal Accounting Officer)	August 20, 2005
Philip Pardo /s/ Barry Swersky	Director	August 20, 005
Barry Swersky /s/ Nurlan Balgimbayev	Vice-President – New Development and Director	August 20, 2005
Nurlan U. Balgimbayev /s/ Servet Harunoglu	Director	August 20, 2005
Servet Harunoglu	Director	August 20, 2005

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

On October 12, 2004 KoZhaN signed a farm out Agreement which transfers 45% of the subsurface rights of the Morskoe license to ABT Limited LLP (“ABT”).  This transfer of rights is subject to the approval by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan, which is still pending.

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

Oil and gas properties

We follow successful efforts accounting for our oil and gas business.  All property acquisition costs are initially capitalized to property, plant and equipment as unproved property costs.  Once proved reserves are discovered, the acquisition costs are reclassified to proved property acquisition costs.  Exploration drilling costs are capitalized pending evaluation as to whether sufficient quantities of reserves have been found to justify commercial production.  If commercial quantities of reserves are not found, exploration drilling costs are expensed.  All exploratory wells that discover potentially commercial quantities of reserves in areas requiring major capital expenditures before the commencement of production and where commercial viability requires the drilling of additional exploratory wells, remain capitalized as long as the drilling of additional exploratory wells is under way or firmly planned.  All other exploration costs, including geological and geophysical and annual lease rentals are expensed to earnings as incurred.  All development costs are capitalized as proved property costs.

Expenditures related to exploratory wells in an area that requires major capital expenditures are carried as an asset, provided that i) there have been sufficient oil and gas reserves found to justify completion as a producing well if the required capital expenditure is made, and ii) drilling of additional exploratory wells is underway or firmly planned for the near future.

Depreciation, depletion and amortization on oil and gas assets are provided on the unit of production basis.  Land and lease costs relating to producing properties are depreciated and depleted over the remaining estimated proved reserves.  Development and exploration drilling and equipping costs are depleted over remaining proved developed reserves and proved property acquisition costs over remaining proved reserves.  Depletion is considered a cost of inventory when the oil and gas is produced.  When this inventory is sold, the depletion is charged to depreciation, depletion and amortization expense.

The Company annually assesses all existing capitalized exploratory well costs for impairment. Impairment reserve is created when either of two criteria is met:

a)

Well has not found a sufficient quantity of reserves to justify its completion as a producing well

b)

The Company is not making sufficient progress assessing the reserves and the economic and operating viability of the project”.

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

The oil and gas properties consist of subsurface use rights to previously-discovered non-producing oil reserves.

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

Royalty Interest

On March 4, 2004, the Corporation issued 681,475 common shares to Ibriz Oil Inc. (“Ibriz”), an Alberta corporation, as consideration for the purchase of a royalty interest in the net revenues of BSEK at a cost of $415,700. These shares were valued at $415,700 based on an average closing price of $0.61 from February 20 – 26, 2004. The purchase price was determined based on the results of the valuation report performed by an independent, third party petroleum engineering company. The royalty interest amounted  to 5% of BSEK’s net share of the earnings of its 90%-held subsidiary company, KoZhaN. At the time of this transaction, Mr. Van Doorne, who is a director and the Chief Executive Officer of Ibriz, was also Executive Vice President and the Managing Director of BSEK.  This royalty interest has been eliminated by the acquisition of BSEK and accounted for as an increase in oil and gas property.

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

The oil and gas properties include previously discovered non-producing oil reserves as well as subsurface use rights over the remainder of the acreage.

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

For the year ended December 31, 2004 and December 31, 2003, the Corporation has determined the following pro-forma information for the BSEK and BSEA business combination:

December 31, 2004 (unaudited)	As reported	Adjustments	Pro-forma
Revenue	$ -	$ -	$ -
Net loss	$ (6,792,048)	$ (80,000)	$ (6,872,048)
Loss per share	$ (0.131)	$-	$ (0.133)

December 31, 2003 (unaudited)	As reported	Adjustments	Pro-forma
Revenue	$ -	$ -	$ -
Net loss	$ (3,129,762)	$ (154,000)	(3,283,762
Loss per share	$ (0.133)	$ -	$ (0.140)

6.

PROPERTY AND EQUIPMENT

Property and equipment consist of:

	December 31 2004	December 31, 2003
	$	$

Furniture and fixtures	325,297	163,361
Computer hardware and software	46,382	480,300
Leasehold improvements	178,041	59,036
	549,720	702,697
Accumulated amortization	(165,643)	(415,558)
	384,077	287,139

1.

OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	December 31, 2004	December 31, 2003
	$	$

Subsurface use rights and expenses	6,208,911	-
Acquisitions costs	14,145,677
Royalty interest	415,700	-
Exploratory well drilling costs	1,387,794
Oil and gas properties	22,158,082	-

On October 12, 2004 KoZhaN signed a Farmout Agreement, the intent of which is to transfer 45% of the subsurface rights of the Morskoe license to ABT Ltd.. This transfer of 45% is subject to the approval by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan, which is still pending. Under the terms of this Farmout Agreement, ABT Ltd., agreed to pay for the cost of lease access and lease construction (“Construction Works”) and pay up to $650,000 towards the cost of drilling, completion and testing of Morskoe #10 well (“Drilling Works”).  KoZhaN agreed to contribute $150,000 to the Drilling Works.  Both companies will equally share future costs associated with the development of the Morskoe license.

ABT Ltd. had incurred $798,915 worth of Construction Works.  The interest-free  loan of $500,000 to KoZhaN LLP for the Drilling Works of Well No. 10 had a remaining available balance to be spend on Drilling Works of $166,000 as of December 31, 2004.  Neither the Construction Works nor the loan advanced for Drilling Works are part of Big Sky’s oil and gas properties and are not reflected in Big Sky’s accounts.  As the ABT loan funds are spent on the well costs, the loan balance is reduced accordingly.  None of the Construction Works costs nor Drilling Works costs have been recorded as oil and gas property expenses by Big Sky as they relate strictly to ABT’s working interest in the properties.

It should be noted that this Farmout Agreement is success based and should no production result from the Morskoe license, the Corporation has no obligation to repay ABT its expenditures relating to the cost of the Construction Works  and/or Drilling Works.

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

On December 9, 2004, the Corporation sold its remaining assets in China. (See Note 4)

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

The social sphere costs are required contributions under the SubSurface Use Contracts that are designed to contribute to the development of the infrastructure of the cities of Atryau and Astana.

Big Sky has discounted the non-current portion of this liability on the basis of a financial instrument that is due in the future.  Big Sky believes that FAS 107 paragraph 28 supports the principle of discounting further obligations that do not have a stated rate of interest as the current value of such obligation is less than the future obligation.  Moreover, FAS 141, paragraph 37(g) refers to the present value of long-term debt and other claims payable to be determined at appropriate current interest rates.

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

Foreign currency risk – The Corporation undertakes transactions denominated in foreign currencies. Accordingly, these activities may result in foreign currency exposure. The Corporation does not hedge its foreign currency risk.

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

i)

Commitments related to transfer of 45% share in Morskoe oil field – On October 12, 2004 KoZhaN signed Agreement which states that ABT became the owner of 45% of any crude oil, gas and any other mineral resources (including mineral resources produced during the exploration and probation exploitation periods) and have right to dispose such mineral resources at its own discretion. However this agreement is subject to approval of the Ministry of Energy and Mineral Resources of Republic of Kazakhstan, which is still pending. In addition, KoZhaN assumed obligation to provide financing of Drilling Works of $150,000 and 50% of all other costs, not specified as Construction Works and Drilling Works.

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