Form 10QSB
period 2005-06-30
BIG SKY ENERGY CORP
filed 2005-08-22
CIK 1075247

As Filed with the Securities and Exchange Commission on August 22, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

_________________________

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________.

Commission file number 000-28345

Big Sky Energy Corporation

(Exact name of small business issuer as specified in its charter)

NEVADA	72-1381282
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suite 750, 440 – 2nd Avenue SW Calgary, Alberta, Canada T2P 5E9
(Address of principal place of business or intended principal place of business)

(403) 234-8282
 (Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No

The number of outstanding common shares, with $0.001 par value, of the registrant at June 30, 2005 was 98,458,565 and 97,963,400 on August 15, 2005.

Transitional Small Business Disclosure Format (check one): Yes           No     X

Big Sky Energy Corporation

INDEX TO THE FORM 10-QSB

For the quarterly period ended June 30, 2005

PART I

ITEM 1.  FINANCIAL STATEMENTS

BIG SKY ENERGY CORPORATION
(a Development Stage Enterprise)
Condensed Consolidated Balance Sheets (unaudited)
(Expressed in United States Dollars)
	June 30, 2005 $	December 31, 2004 $
ASSETS
CURRENT
Cash and cash equivalents	5,827,209	983,734
Restricted cash	76,040	63,040
Advances to related parties	111,325	21,351
Interest and other receivables	154,028	142,865
Prepaid expenses	1,830,905	484,983
	7,999,507	1,695,973
CAPITAL ASSETS
Long-term advances	-	320,885
Advances to related parties	-	24,439
Property and equipment (Note 6)	446,013	384,077
Oil and gas properties (Note 5, 7)	25,921,961	22,158,082
	34,367,481	24,583,456
LIABILITIES
CURRENT
Obligations for social sphere development (Note 9)	1,401,000	1,401,000
Obligations for professional training of personnel (Note 10)	289,200	289,200
Obligations for acquisition of the right for geological information use (Note 11)	758,265	758,265
Accounts payable and accrued liabilities (Note 8, 13)	1,086,977	761,158
Short-term interest free loan from ABT LTD (Note 8)	338,319	166,000
Due to related parties (Note 20)	25,565	25,590
	3,899,326	3,401,213
LONG-TERM
Obligations for social sphere development (Note 9)	1,346,187	1,255,325
Obligations for professional training of personnel (Note 10)	324,692	304,641
Obligations for historical cost reimbursement (Note 12)	1,058,866	981,674
Asset retirement obligation (Note 13)	467,607	435,868
Deferred income tax liability (Note 14)	4,806,906	4,806,906
	11,903,584	11,185,627

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS' EQUITY
Common stock (Note 16)	156,878	126,538
$0.001 par value, shares authorized: 150,000,000;
shares issued and outstanding: 98,458,565 (December
31, 2004 – 68,119,460)
Additional paid in capital	61,720,926	43,484,352
Deferred compensation	(4,341,242)	(27,926)
Deficit accumulated during development stage	(35,072,665)	(30,185,135)
	22,463,897	13,397,829
	$34,367,481	$24,583,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG SKY ENERGY CORPORATION
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations & Deficit (unaudited)
(Expressed in United States Dollars)
					Cumulative
					Period From
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2005	2004	2005	2004	June 30, 2005
	$	$	$	$	$
GENERAL AND ADMINISTRATIVE EXPENSES
(including non-cash compensation (recovery) of $493,100 for the three months ended June 30, 2005 (2004 – ($177,541)) and $873,150 for the six months ended June 30, 2005 (2004 - $14,179)	(2,563,352)	(817,914)	(4,652,301)	(1,584,446)	(21,134,820)
AMORTIZATION	(21,175)	(63,293)	(47,111)	(93,526)	(3,576,998)
ACCRETION	(117,910)	(36,153)	(219,843)	(36,153)	(467,231)
	(2,702,437)	(917,360)	(4,919,255)	(1,714,125)	(25,179,049)

FOREIGN EXCHANGE GAIN (LOSS)	(220,205)	(7.093)	(55,211)	(7,093)	(282,149)
INTEREST INCOME	70,588	413	86,936	2,235	502,549
LOSS FROM CONTINUING OPERATIONS	(2,852,054)	(924,040)	(4,887,530)	(1,718,983)	(24,958,649)

DISCONTINUED OPERATIONS (NOTE 2)
IMPAIRMENT OF ASSETS					(8,628,623)
LOSS IN BIG SKY NETWORK CANADA LTD.	--	--	--	--	(181,471)
LOSS IN SHEKOU JOINT VENTURE	--	--	--	--	(609,607)
LOSS IN CHENGDU JOINT VENTURE (Note 4)	--	--	--	--	(1,141,793)
GAIN ON SALE OF SHEKOU	--	--	--	--	125,798
GAIN ON SALE OF BIG SKY NETWORK CANADA LTD.	--	--	--	--	179,935
INCOME (LOSS) ON DISCONTINUED OPERATIONS	--	(13,315)	--	(25,331)	141,745

NET LOSS	(2,852,054)	(937,355)	(4,887,530)	(1,744,314)	(35,072,665)

DEFICIT, BEGINNING OF PERIOD	(32,220,611)	(24,200,046)	(30,185,135)	(23,393,087)	-

DEFICIT, END OF PERIOD	$(35,072,665)	$(25,137,401)	$(35,072,665)	$(25,137,401)	$(35,072,665)

LOSS PER SHARE
Basic and diluted	$(0.03)	$ (0.04)	$(0.05)	$ (0.07)

SHARES USED IN COMPUTATION
Basic and diluted	98,237,202	41,615,500	88,604,545	43,234,825

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
February 1, 2000

Issue of common stock
for the outstanding
Shares of China
Broadband (BVI)
Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
Agreements at $0.20
per share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
Agreements at $1.00
per share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreement at $7.50 per
Share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)
Balance,
December 31, 2000	19,474,517	$ 77,936	$ 20,631,344	$ (57,995)	$(3,597,180)	$17,054,105

Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775
Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)
Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative
Compensation Plan	-	-	163,463	-	-	163,463

Issuance of common
stock to settle legal
fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25
per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)
Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation	-	-	-	1,541,174	-	1,541,174

Deferred compensation	-	-	2,016,920	(2,016,920)	-	-

Alternative
Compensation Plan	682,802	683	(683)	-	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	7,900,000	7,900	1,916,232	-	-	1,924,132

Net loss					(3,129,762)	(3,129,762)
Balance,
December 31, 2003	31,096,603	89,516	26,840,474	(1,008,510)	(23,393,087)	2,528,393

Amortization of deferred
compensation	-	-	-	758,264	-	758,264

Deferred compensation	-	-	(46,500)	46,500	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	100,000	100	24,900	-	-	25,000

Stock issued pursuant to
private placement
agreements at $0.50
per share	24,340,000	24,340	11,515,168	-	-	11,539,508

Stock issued pursuant to
purchase of BSEK	8,000,000	8,000	2,280,000	-	-	2,288,000

Stock issued pursuant to
acquisition of BSEK
royalty interest	681,475	681	415,019	-	-	415,700

Stock issued pursuant to
acquisition of BSEK
minority interest	3,500,000	3,500	2,551,500	-	-	2,555,000

Options exercised	101,666	102	4,982	-	-	5,084
Options cancelled	-	-	(175,820)	175,820	-	-
Warrants exercised	299,716	299	74,629	-	-	74,928

Net loss	-	-	-	-	(6,792,048)	(6,792,048)
Balance,
December 31, 2004	68,119,460	126,538	43,484,352	(27,926)	(30,185,135)	13,397,829

Amortization of deferred
compensation	-	-	-	5,050	-	5,050

Deferred compensation	-	-	5,564,910	(5,564,910)	-	-

Stock issued pursuant to
private placement
agreements at $0.50	27,250,000	27,250	12,716,145	-	-	12,743,395

Stock issued pursuant to
stock awards	750,000	750	374,250	-	-	375,000

Options exercised	1,700,000	1,700	83,300	-	-	85,000

Warrants Exercised	9,600	10	4,790	-	-	4,800

Net loss	-	-	-	-	(2,035,476)	(2,035,476)
Balance,
March 31, 2005	97,829,060	156,248	62,227,747	(5,587,786)	(32,220,611)	24,575,598

Amortization of deferred
compensation	-	-	-	493,100	-	493,100

Deferred compensation	-	-	(390,000)	390,000	-	-

Options exercised	150,000	150	7,350	-	-	7,500
Options cancelled			(363,444)	363,444		-
Warrants Exercised	479,505	480	239,273	-	-	239,753

Net loss	-	-	-	-	(2,852,054)	(2,852,054)
Balance,
June 30, 2005	98,458,565	156,878	61,720,926	(4,341,242)	(35,073,665)	22,463,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG SKY ENERGY CORPORATION
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (unaudited)
(Expressed in United States Dollars)
					Cumulative
					Period From
					Date of
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2005	2004	2005	2004	June 30, 2005
CASH FLOWS RELATED TO THE
FOLLOWING ACTIVITIES

OPERATIONS
Net loss from continuing operations	$(2,852,054)	$ (924,040)	$(4,887,530)	$(1,718,983)	$(24,958.649)
Income from discontinued operations		(13,315)	-	(25,331)	(10,114,016)
Adjustment for:
Extinguishment of debt	-	21,924		21,924	(1,422,225)
Depreciation and amortization	21,175	63,293	47,111	93,526	3,576,998
Accretion	117,910	36,153	219,843	36,153	467,231
Unrealized foreign exchange gain	--	--	--	--	70,831
Impairment of assets	--	--	--	--	8,628,623
Loss in Big Sky Network Canada Ltd.	--	--	--	--	337,202
Loss in Shekou joint venture	--	--	--	--	609,607
Loss in Chengdu joint venture (Note 4)	--	--	--	--	1,141,793
Gain on sale of Big Sky Network Canada Ltd.	--	--	--	--	(179,935)
Gain on sale of Shekou joint venture	--	--	--	--	(125,798)
Non-cash stock compensation (Note 17)	493,100	(177,541)	873,050	14,179	4,098,371
Issuance of Common Shares for settlement
of legal fees	--	--	--	--	21,062
Changes in operating assets and liabilities, net of the effect of acquisitions
Restricted cash	(13,000)	--	(13,000)	--	(76,040)
Interest and other receivable	(122,223)	(94,113)	17,915	(117,172)	(129,413)
Prepaid expenses	(784,263)	(97,933)	(1,323,893)	(72,635)	(1,803,202)
Accounts payable and accrued liabilities	(655,257)	556,222	(762,442)	343,847	(929,239)
	(3,794,612)	(629,350)	(5,828,846)	(1,424,491)	(20,786,799)
INVESTING
Oil and gas properties	(1,976,276)	(408,699)	(2,382,313)	(453,784)	(2,685,516)
Fixed asset additions	(74,558)	(121,117)	(108,135)	(202,310)	(1,157,026)
Advances paid	--	--	--	--	(320,885)
Advances (repayments) to related parties	(58,954)	1,357	(89,973)	(1,108)	(1,426,729)
Proceeds from sale of Shekou joint
venture (net of costs)	--	--	--	--	2,029,200
Investment in Chengdu joint venture	--	--	--	--	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	--	--	--	--	(2,395,828)
Acquisition of Big Sky Energy Kazakhstan Ltd.	--	--		339,353	339,353

Acquisition of Vector Energy West LLP, net of cash acquired		(4,506,502)		(4,506,502)	(4,506,502)
	(2,109,788)	(5,034,961)	(2,580,421)	(4,824,351)	(12,059,523)

FINANCING
Issue of common stock for cash	247,253	6,851,676	13,962,029	6,880,009	40,853,989
Stock issuance costs		(215,512)	(881,606)	(215,512)	(1,698,777)
Proceeds from ABT loan	172,319	--	172,319	--	338,319
Repayment of advances for share subscriptions		(250,000)		(250,000)	(250,000)
Repayment of debt		(570,000)		(570,000)	(570,000)
	419,572	5,816,164	13,252,742	5,844,497	38,673,531

NET DECREASE (INCREASE) IN CASH
AND CASH EQUIVALANTS	(5,484,828)	151,853	4,843,475	(404,345)	5,827,209

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	11,312,037	512,253	983,734	1,068,451	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$5,827,209	664,106	$5,827,209	664,106	$5,827,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG SKY ENERGY CORPORATION (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

1.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Big Sky Energy Corporation  (the “Corporation”) without audit in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission, except for the December 31, 2004 Balance Sheet which has been derived from the audited financial statements filed with the Corporation’s Annual Report on Form 10-KSB.  These financial statements are condensed and do not include all disclosures required for annual financial statements and accordingly, these financial statements and the notes thereto should be read in conjunction with the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Corporation’s condensed financial position at June 30, 2005 and the condensed consolidated results of operations and cash flows for the three-month and six month periods ended June 30, 2005 and 2004.

2.

NATURE OF OPERATIONS

Late in 2003, the Corporation began investing in oil and gas assets in preparation for transition from its Internet service business in China, a transition which concluded December 9, 2004 with the sale of Big Sky Network Canada Ltd. to Big Sky Energy Canada Ltd., to become an oil and gas exploration and production company.  During 2004, the Corporation acquired KoZhaN LLP (“KoZhaN”) and Vector Energy West LLP (“Vector”).  By acquiring these companies the Corporation gained a significant acreage position in the prolific pre-Caspian basin of western Kazakhstan, located close to infrastructure and transportation..  In the fourth quarter of 2004, the Corporation spudded its first well, Morskoe # 10. The drilling completion and the testing of Morskoe #10 will be followed by the drilling or working over of additional wells offsetting Morskoe #10.

The Corporation is also intent on farming out selected high risk exploration targets.  Initially, the Corporation focused its partnership initiatives on China’s major national oil and gas production and service companies and since has expanded its farm-out discussions to include established multinational energy companies.   The Corporation’s strategy is a broad spectrum low risk approach to risk management in an inherently high risk business sector.

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

On March 18, 2005, our former auditors noted that the Corporation’s operating losses since inception raised substantial doubts about its ability to continue as a going concern.

3.

ACCOUNTING POLICIES

Accounting policies as disclosed in the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004 have not changed.

Basis of Presentation

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, Big Sky Energy Kazakhstan (BSEK) and Big Sky Energy Atyrau (BSEA).  The equity method of accounting is used for companies in which the Corporation has significant influence, which generally means common stock ownership of at least 20% and not more than 50%. The Corporation used the equity method to account for its joint venture investments in the Shekou JV (which was sold in 2002) and the Chengdu JV (sold in 2004). Big Sky Network Canada Ltd. (BSN) was accounted for as a majority-controlled subsidiary until April 25, 2000. For the period April 26, 2000 to September 28, 2000, while the Corporation owned 50% of BSN, BSN was accounted for using the equity method.  For the period since September 29, 2000, BSN has been accounted for as a wholly owned subsidiary and all inter-company accounts and transactions have been eliminated. On December 9, 2004 BSN was sold.

Restricted Cash

The amount of $76,040 is maintained on deposit to secure corporate credit card balances and as a deposit on oil and gas operations.

Stock-based compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	$	$	$	$
Net loss, as reported	(2,852,054)	(937,355)	(4,887,530)	(1,744,314)
Add: Stock-based employee compensation
recovery (expense) included in reported
net loss, net of related tax effects	475,500	195,011	479,400	42,908
Deduct: Total stock-based employee
compensation recovery (expense) determined under
fair value based method for all awards,
net of related tax effects	(819,080)	(5,209)	(819,080)	(18,630)

Pro forma net loss	(3,195,634)	(747,553)	(5,227,210)	(1,720,036)

Loss per share:
Basic and diluted – as reported	(0.03)	(0.02)	(0.05)	(0.04)
Basic and diluted – pro forma	(0.03)	(0.02)	(0.06)	(0.04)

The fair value of stock options used in computing the pro forma net loss and basic loss per common share was estimated at grant date, determined by the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Dividend yield	0%	0%
Expected volatility	150%	200%
Risk free interest rate	3.5%	3.93%
Expected option life	3 years	5 years

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

Potential shares of common stock in the diluted EPS computation are excluded in net loss periods, as their effect would be anti-dilutive. In 2005, 14,914,610 options and warrants were excluded in the calculation of net loss per share.

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

In May of 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections.  This statement changes the method of accounting for accounting changes and error corrections by requiring that the cumulative effect of the change to assets and liabilities is recorded in retained earnings and not included in the current period income statement.  The Corporation is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements

4.

CONTINUING OPERATIONS

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

During 2004, the Corporation utilized cash for management and corporate administrative activities of approximately $200,000 per month. In 2005, corporate and administrative costs will be higher due to increased business activity in Kazakhstan.  Taking into account prepaid lease rentals for office space, monthly expenditures for corporate and administrative costs are estimated at $450,000 per month. Management anticipates that the Corporation currently has sufficient working capital to fund this level of operations through December 2006. Current cash resources are not anticipated to be sufficient to fund the next phase of the Corporation’s development, including its expansion in the oil and gas business, and it will consider seeking additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation’s objective, or result in commercial success. The Corporation cannot assure you that it will be able to obtain sufficient capital to satisfy all of its obligations or that its operating subsidiaries will be commercially successful.

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

5.

BUSINESS COMBINATION

Big Sky Energy Kazakhstan Ltd.

On January 12, 2004, the Corporation acquired 100% of the issued and outstanding share capital of BSEK.  The Corporation issued 8,000,000 shares of common stock at a deemed price of $0.286 per share, being the trading price of the Corporation’s shares at the date of announcing the transaction, for total consideration including transaction costs of $2,288,000.  Among the sellers of the BSEK shares was a company which held 80% of those shares and which was wholly-owned by Kai Yang, the brother of the Corporation’s President, and of which Matthew Heysel, the Chairman and Chief Executive Officer of the Corporation, and Daming Yang, President of the Corporation, were directors and senior officers.  BSEK holds a 90% interest in KoZhaN, which holds the rights to explore for and produce oil and natural gas from three properties in the Republic of Kazakhstan.  The acquired net assets at fair value of BSEK and consideration given were as follows:

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

Results of operations of BSEK have been included in the consolidated statement of operations of the Corporation from the period January 12, 2004.  On January 30, 2004, BSEK entered into a subscription and escrow agreement with a third-party to issue common shares from treasury to this third-party.  The shares were being held in escrow pending receipt of the full amount of the subscription proceeds totaling $2,300,000.  On June 28, 2004, the subscription agreement was cancelled and the $250,000 deposit, which had been received in the third quarter of 2003, was refunded.

Vector Energy West LLP

On May 11, 2004, the Corporation, through its 75% owned subsidiary, BSEA, completed the acquisition of 100% of the issued and outstanding charter capital of Vector (a Kazakhstan limited liability partnership). BSEA was incorporated under the laws of Alberta on April 8, 2004 with the Corporation subscribing to 75% of the total shares issued on incorporation. The acquired net assets at fair value of Vector and consideration given would be as follows:

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

Pro-forma disclosure

SFAS 141 requires disclosure on a pro-forma basis as though the business combination had occurred at the beginning of the period.  There were no material transactions for the period from January 1, 2004 through June 30, 2004 in BSEK and there were no material transactions for the period from January 1, 2004 through June 30, 2004 in Vector, other than accretion expense of $75,665.

For the three months ended June 30, 2004, the Company has determined the following pro-forma information for the BSEK and BSEA business combination:

June 30, 2004	As reported	Adjustments	Pro-forma
Revenue	$ 33,185	$ -	$ 33,185
Net loss	$ (937,359)	$ (25,000)	$ (962,355)
Loss per share	$ (0.02)	$ -	$ (0.02)

For the six months ended June 30, 2004 , the Company has determined the following pro-forma information for the BSEK and BSEA business combination:

June 30, 2004	As reported	Adjustments	Pro-forma
Revenue	$ 64,548	$ -	$ 64,548
Net loss	$ (1,744,314)	$ (80,000)	$ (1,824,314)
Loss per share	$ (0.04)	$ -	$ (0.04)

6.

PROPERTY AND EQUIPMENT

Property and equipment consist of:

	June 30, 2005	December 31, 2004
	$	$
Vehicles	83,054	-
Furniture and fixtures	262,681	325,297
Computer hardware and software	139,224	46,382
Leasehold improvements	178,042	178,041
	663,001	549,720
Accumulated amortization	(216,988)	(165,643)
	446,013	384,077

7.

OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	June 30, 2005	December 31, 2004
	$	$

Subsurface use rights and expenses	25,506,261	21,742,382
Royalty interest	415,700	415,700
Oil and gas properties	25,921,961	22,158,082

8.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following amounts are included in accounts payable and accrued liabilities:

	June 30, 2005	December 31, 2004
	$	$

Trade accounts payable	918,012	413,271
Professional fees	106,565	98,802
Office lease	53,356	80,323
Withholding taxes	9,044	114,363
Other	-	54,399
	$1,086,977	$761,158

On October 12, 2004 KoZhaN signed a Farmout Agreement, the intent of which is to transfer 45% of the subsurface rights of the Morskoe license to ABT Ltd., an unrelated construction company. This transfer of 45% is subject to approval by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan, which is still pending. Under the terms of this Farmout Agreement, ABT Ltd., agreed to pay for the cost of lease access and lease construction

(“Construction Works”) and loan up to $650,000 towards the cost of drilling, completion and testing of Morskoe #10 well (“Drilling Works”).  KoZhaN agreed to contribute $150,000 to the Drilling Works.  Both companies will equally share future costs associated with the development of the Morskoe license.

As of December 31, 2004, ABT Ltd. had incurred $798,915 worth of Construction Works.  An interest-free loan of $500,000 to KoZhaN LLP was made for Drilling Works of Well # 10 and had a remaining available balance of $166,000.  Neither the Construction Works nor the loan advanced for Drilling Works are part of Big Sky’s oil and gas properties and are not reflected in Big Sky’s accounts.  As the ABT loan funds are spent on the well costs, the loan balance is reduced accordingly.  Neither the Construction Works costs nor Drilling Works costs have been recorded as oil and gas property expenses by Big Sky as they relate strictly to ABT’s working interest in the properties.  At June 30, 2005, the Company owed $338,319 to ABT for Drilling Works.

It should be noted that this Farmout Agreement is success based and should no production result from the Morskoe license, the Corporation has no obligation to repay ABT its expenditures relating to the cost of the Construction Works  and/or Drilling Works.

9.

OBLIGATIONS ON SOCIAL SPHERE DEVELOPMENT

In accordance with the Subsurface Use Contracts, the Corporation is committed to contribute to social sphere development of Astana and Atyrau cities in the total amount of $3,030,000 for all oilfields during the exploration phase.  All Subsurface Use Contracts establish the exploration phase as 6 years from 2003 to 2009, and the production phase as 25 years from 2009 to 2034. During the term ended, June 30, 2005, the Corporation had not made any payments. These payments are due over the period from 2003 to 2008.  Management believes that the Corporation will meet this obligation within the exploration phase and payment timing will not terminate or deteriorate terms of the Subsurface Use Contracts.

Payment of these obligations is to be made according to a payment schedule agreed to between the Corporation and the Government. The non-current portion of these obligations is discounted at 15% being the estimated credit-adjusted risk free discount rate, giving a total discounted obligation of $2,700,961. The accretion expense for the three month period ended June 30, 2005 was $46,226 (2004 -$330) and the six month period ended June 30, 2005 was $90,862 (2004 -$21,781).

10.

OBLIGATIONS FOR PROFESSIONAL TRAINING OF PERSONNEL

	June 30, 2005	December 31, 2004

Within one year	$289,200	$289,200
In the second to the fifth inclusive	389,800	389,800
Total obligations	679,000	679,000

Less: discount on obligations on professional training of personnel	(65,108)	(85,159)
Present value of obligations on professional training of personnel	613,892	593,841

Amount due for settlement within one year	289,200	289,200
Amount due for settlement after one year	324,692	304,641

Total	$613,892	$593,841

The Company recorded obligations on professional training of personnel as prescribed by the Subsurface Use Contracts.  In accordance with the Subsurface Use Contracts, the Corporation is obliged to finance professional training of Kazakhstani personnel recruited for the Subsurface Use Contract’s operations at the rate of not less than 1% of the total amount of minimal investments.  Under the Subsurface Use Contracts, the total amount of minimal investments was established at $53,900,000 during their exploration phase.

These obligations are discounted at 15%, being the estimated credit-adjusted risk free discount rate.  The accretion expense for the three month period ended June 30, 2005 was $11,149 (2004 -$6,994) and the six month period ended June 30, 2005 was $20,051 (2004 -$6,994).

11.

OBLIGATIONS FOR ACQUISITION OF THE RIGHT FOR THE GEOLOGICAL INFORMATION USE

In accordance with the Agreements on acquisition of the right on the geological information use # 710 and # 711 dated January 21, 2002, the Corporation is obliged to pay an additional amount for the right of geological information use if KoZhaN attracts foreign investors.  On May 11, 2004, BSEA acquired 100% of the shares in Vector’s charter fund. Accordingly, Vector recognized additional obligations on acquisition of the right on the geological information use as at June 30, 2005 in the amount of $758,265 (December 31, 2004, $758,265).

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

These obligations are discounted at 15%, being the estimated credit-adjusted risk free discount rate, giving a present value of obligation of $1,014,386 as at June 30, 2005.  The accretion expense for the three month period ended June 30, 2005 was $44,480 (2004 -$4,964) and the six month period ended June 30, 2005 was $77,192 (2004 -$4,964).

13.

SIGNATURE BONUSES AND PENALTY PAYABLE

In accordance with the Subsurface Use Contracts there was an obligation to pay signature bonuses in total of $1,000,000 for acquiring the subsurface use rights for all three fields. These bonuses were due for payment within 30 days after signing the Subsurface Use Contracts.

Penalties accrued on delaying the payment of the signature bonuses for those oilfields amounted to $61,739. These penalties are included in trade accounts payable.

14.

ASSET RETIREMENT OBLIGATION

Management determined that an asset retirement obligation should be recognized for future abandonment costs of 93 wells drilled at Morskoe, Liman -2 and Atyrau  fields  before the Corporation signed the Subsurface Use Contracts, but which were not properly plugged and abandoned by the previous leaseholders .  Management believes that this obligation is likely to be settled at the end of the exploration phase.

As at December 31, 2004, undiscounted future cash flows that will be required to satisfy the Corporation’s liability by 2009 and 2028 for the Liman-2 field is $930,000.  After application of a 15% credit-adjusted risk free discount rate, the present value of the Corporation’s liability at June 30, 2005 is $467,607.  During the three months ended June 30, 2005, the Corporation recorded an accretion expense of $16,056 (2004 - $Nil) and for the six months ended June 30, 2005 $31,739 (2004 - $704) was recorded.

15.

INCOME TAX

The Corporation did not provide any current or deferred U.S. federal or foreign income tax provision or benefit because it has experienced operating losses since inception. The Corporation is not liable for any state taxes.

	June 30, 2005	December 31, 2004

Loss before income taxes	$4,887,530	$6,792,048

Composite statutory income tax rate	35.0%	35.0%
Expected income tax recovery	$(1,710,635)	$(2,377,000)
Tax benefit not recognized	1,710,635	2,377,000

Income tax expense (recovery)	$-	$-

Deferred taxation reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for statutory tax purposes in the respective countries.

The deferred income tax liability is comprised of the following:

	June 30, 2005	December 31, 2004
	$	$
Temporary differences
Oil and gas property values	13,734,017	13,734,017
Total temporary differences	13,734,017	13,734,017

Statutory tax rate	35%	35%
Total	4,806,906	4,806,906

Current portion	-	-
Non-current portion	4,806,906	4,806,906
Total	4,806,906	4,806,906

At June 30, 2005, the Corporation had a net operating loss of approximately $19,410,000 (December 31, 2004 - $15,650,000) for U.S. federal purposes. Utilization of the net operating loss, which expires on various dates starting in 2007, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.  Due to the uncertainty of utilizing these net operating losses, the Corporation has made a valuation allowance of an amount equal to the related deferred tax asset.

	June 30, 2005	December 31, 2004
	$	$

Net operating loss carry forward balance	19,410,000	15,650,000

Composite statutory tax rate	35.0%	35.0%
Deferred tax asset	6,793,500	5,477,800
Valuation allowance	(6,793,500)	(5,477,800)
	-	-

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

In March of 2005, 9,600 shares of common stock were issued for the exercise of 9,600 warrants. The Corporation realized proceeds of $4,800.

In April of 2005, the Corporation issued 150,000 shares of common stock to one option holder who exercised the  options under the Corporations 2002 Stock Awards Plan. The Corporation realized proceeds of $7,500.

In April of 2005, 479,505 shares of common stock were issued for the exercise of 479,505 warrants. The Corporation realized proceeds of $239,753.

17.

STOCK AWARD PLAN

Under the Stock Option Plan (the “Plan”), the Corporation has reserved 15,000,000 shares of common stock for issuance under options granted to eligible persons.  As at June 30, 2005, 10,650,000 are issued and outstanding with a further 4,000,000 granted subject to an increase in the allocation of shares to the 2000 Stock Award Plan to be presented to the shareholders at the next Annual Meeting.

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

Option activity under the Plan is as follows:

2005 Number of Options

Opening Balance – December 31, 2004	6,175,000

Granted	9,150,000
Expired	-
Exercised	(1,850,000)
Cancelled	(725,000)

Closing Balance, June 30, 2005	12,750,000

Options available for granting	298,334

Options exercised	1,951,666

Option Plan Total	15,000,000

Additional information regarding options outstanding as of June 30, 2005 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
0.15	300,000	3.2	$0.15
0.05	3,800,000	2.3	$0.05
0.56	100,000	4.0	$0.56
0.89	1,000,000	2.7	$0.89
0.50	7,550,000	2.7	$0.50
	12,750,000	2.6	$0.39

For the three months ended June 30, 2005, $17,600 of compensation expense has been recognized (2004 - $17,470) in the consolidated financial statements for non-employee stock option grants.  For the six months ended June 30, 2005, $22,650 of compensation expense has been recognized (2004 - $57,087).  For the three months ended $475,500 (2004 – $195,011) of compensation awards has been recognized for stock-based employee compensation reduction (awards) under the intrinsic value method.   For the six months ended $475,500 (2004 – $42,908) of compensation awards has been recognized for stock-based employee compensation reduction (awards) under the intrinsic value method.

18.

WARRANTS

The Corporation has previously issued the following warrants.  Each warrant can be exchanged for 1 common share at the exercise price noted.

Date of Grant	Number of Warrants	Exercise Price	Expiry Date

May 2004	69,000	$0.50	May 2007
July 2004	2,210	$0.50	January 2006
September 2004	134,400	$0.50	January 2006
November 2004	348,000	$0.50	January 2006
February 2005	1,611,000	$0.50	February 2007
	2,164,610	$0.50

During 2005, 1,61 (2004 – 1,042,715) warrants were granted at a price of $0.50 per share under the terms of an agency agreement in connection with a private placement. In February 2005, 9,600 warrants were exercised for cash proceeds of $4,800. In April 2005, 479,505 warrants were exercised for cash proceeds of $239,753 and 50,000 warrants expired.

19.

ALTERNATIVE COMPENSATION PLAN

On March 22, 2002 the Board of Directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of shares of common stock instead of cash. The Alternative Compensation Plan was approved at our Annual Shareholders’ Meeting held on June 14, 2002. The Plan allowed for maximum compensation of 2,000,000 shares.  This maximum was reached in the third quarter of 2002 and an expense in the amount of $163,463, relating to the future issuance of 2,000,000 shares of common stock, was accrued under the Alternative Compensation Plan in 2002.  Shares are issued upon request of the beneficiaries and no further compensation cost is recorded at that time.  During 2005, no shares were issued under the Alternative Compensation Plan, leaving a balance of 1,317,198 shares still to be issued at June 30, 2005.

20.

RELATED PARTY TRANSACTION

On June 30, 2005, the Corporation owed $134,349 to Matthew Heysel, the Chairman and Chief Executive Officer arising from business travel expenditures paid personally.

On June 30, 2005 the Corporation owed $10,000 to Glenn Van Doorne, the former Executive Vice President, for a consulting service contract.

The Corporation has been unable to establish a bank account in Beijing.  Each month, the Corporation transfers funds to Kai Yang, the brother of the President and a consultant to BSN, who is resident in Beijing, to cover the costs of maintaining an office in Beijing.  During the period, the Corporation advanced $180,000 to Kai Yang and he disbursed the full amount for salaries, office rental, professional fees, travel, and other office administration expenses of the Corporation.  Kai Yang retained no part of these funds.

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

During the period ended June 30, 2005 the Corporation advanced $10,000 to Big Sky Energy Canada for a balance of $32,767 owing to the Corporation.

During the period ended June 30, 2005 the Corporation advanced $28,398 to Big Sky Energy Aral, a corporation with common directors.

In March 2005, $80,000 was paid to a company affiliated with Mr. Bruce Gaston , a director since December 3, 2004 for introductions to potential investors who subsequently participated in the $13.7 million raised by the Corporation in February 2005.

21.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As at June 30, 2005 the related method of determining fair value and carrying value of the Corporation’s financial instruments were as follows: the fair value of current assets and current liabilities approximates their carrying amounts due to the short-term maturity of these instruments. The Corporation is exposed to market, credit and currency risks arises in the normal course of the Corporation’s business. Derivative financial instruments are not used to reduce exposure to the above risks.

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

22.

COMMITMENTS AND CONTINGENCIES

The Corporation recorded expenses for rental payments under operating leases, net of amounts recovered from sub-lessees, totaling $72,688 for the three months ended June 30, 2005 and $135,241  for the six months ended June 30, 2005. Minimum lease payments under operating leases for the period ending June 30 are as follows:

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

a)

Commitment to repay historical costs of the Government – In accordance with the Subsurface Use Contracts the Corporation is obliged to reimburse to the Government for historical costs incurred during preparation of certain geological information on the Morskoe, Karatal and Dauletaly oilfields.  The total amount reimbursable is $3,756,422. Of this amount, $116,178 was paid in 2002-2003. The remaining amount of $3,640,244 is expected to be settled by equal quarterly installments during 20 years after the Corporation enters into the production phase on these oilfields. If commercial production does not commence, no further payments become due in this respect.

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

h)

Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Corporation is obliged to pay to the Government a commercial discovery bonus in the amount of 0.1% of the value of proved reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan.  As at June 30, 2005, a commercial discovery has not been made as so no accrual for any bonus has been made in these financial statements.

i)

Commitments related to transfer of 45% share in Morskoe oil field – On October 12, 2004 KoZhaN signed an agreement which states that ABT Ltd., subject to approval of the Ministry of Energy and Mineral Resources of Republic of Kazakhstan, which approval is still pending,  became the owner of 45% of any crude oil, gas and any other mineral resources (including mineral resources produced during the exploration and probation exploitation periods) and have right to dispose such mineral resources at its own discretion. In addition, KoZhaN assumed obligation to provide financing of Drilling Works of $150,000 and 50% of all other costs, not specified as Construction Works and Drilling Works.

Other Contingencies

j)

Non-compliance with the Subsurface Use Contracts – The Government has the right to suspend these contracts or even cancel them if the Corporation is in material breach of obligations and commitments under the Subsurface Use Contracts.

In accordance with the Subsurface Use Contracts signed on February 17, 2003 the Corporation was obliged to commence exploration activities within 60 days after signing the Contracts. However, as at June 30, 2005, the Corporation had not started exploration activities on the Karatal and Dauletaly oilfields. In the case of failure to remedy such violations, these Subsurface Use Contracts can be terminated by the Government, which may affect recoverability of capitalized costs of approximately $1.2 million related to Dauletaly and Karatal oilfields. The corporation expects to conduct new exploration activities in the two license areas in 2005, and may farmout portions of these licenses to third parties in 2005, in order to fulfill its obligations under the Subsurface Use Contracts.

k)

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

l)

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

As at June 30, 2005, Management has discharged part of commitments and is continuing remediation of certain violations of the Subsurface Use Contracts:
1.

Submit the Annual Work Program to the Competent body and report on the progress of the Minimal Work Program implementation. On June 9, 2004, the Partnership’s Annual Work Program for 2004 was approved by the Competent Body for both oilfields. The Annual Work Program for 2005 will be determined in October 2004 and finalized with the Competent Body in November 2004;

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

m)

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

n)

Commitment to reimburse historical costs of the Government – In accordance with the Subsurface Use Contract, the Corporation is obliged to reimburse to the Government for historical costs incurred at the expense of the Government on the Atyrau oilfield. The total amount reimbursable is $22,507,380. From this amount, $112,537 was paid to the Government in 2003. The remaining amount of $22,394,843 is expected to be settled according to a payment schedule to be agreed between the Corporation and the Government not later than 120 days after approval of the hydrocarbon reserves. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Corporation in respect of the remaining amount of $22,394,843. No approval of the hydrocarbon reserves has been applied for or received as at June 30, 2005 and December 31, 2004 and so no provision in respect of the remaining amount has been made in these financial statements.

o)

Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Corporation is obliged to pay to the Government a commercial discovery bonus in the amount of 0.1% of the value of approved recoverable reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Corporation in respect of the commercial discovery bonus. No approval of the hydrocarbon reserves has been applied for or received as at June 30, 2005 and December 31, 2004 and so no provision in respect of the commercial discovery bonus has been made in these financial statements.

23.

SUBSEQUENT EVENTS

On July 4, 2005, the Corporation entered into a Master Consulting Service Agreements with Schlumberger Logelco Inc. and Landmark Consulting (a Halliburton Company) to provide geological, geophysical and engineering support for its efforts to develop its holdings in Kazakhstan.  Under these Consulting Service Agreements, the Company will present specific assignments to Schlumberger and Landmark at preferred fees and have access to their proprietary software.

On July 18, 2005, the Corporation announced a private placement of up to 25,000,000 shares of common stock at a price of $1.00 per share (or in the case of Canadian investors, potentially issue securities that are in the form of Special Warrants convertible into common shares on the filing of a prospectus in Canada). The Corporation has also agreed to grant Agents, Westwind Partners, an option, exercisable at any time up to 30 days following the closing of the offering, to increase the size of the offering by an additional 10,000,000 common shares.   Subsequent to this private placement being announced, on July 29, 2005, the Corporation, by resolution of the Board of Directors, increased the potential size of this financing to up to 42,000,000 shares of common stock (the "Shares") (or in the case of Canadian investors, securities that are in the form of Special Warrants convertible into Shares on the filing of a prospectus in Canada).  This financing is scheduled to close on August 16, 2005.

On July 28, 2005, the Board of Directors, by unanimous resolution, approved the issuance of 3,000,000 additional options to S.A. Sehsuvaroglu, our Chief Executive Officer, such additional options to be subject to the Corporation achieving 6,000 barrels of net production by the end of November, 2005.  These options are also subject to the approval by the shareholders of the Corporation of an increase in the authorized share capital of the Corporation and an increase in the number of shares allotted to the Corporation’s Stock Award Plan.

On August 1, 2005, the Corporation, through its wholly-owned subsidiary, Big Sky Energy Kazakhstan Ltd., entered into a Sale Purchase agreement to acquire the outstanding 10% interest in its subsidiary KoZhaN LLP for US$1.25 million. This purchase is subject to the relevant approvals of the Ministry of Energy and Mineral Resources (MEMR) of Kazakhstan, which are anticipated directly. KoZhaN owns the Morskoe, Dauletaly, and Karatal licenses, which are located in the pre-Caspian basin in western Kazakhstan.  The purchase price of US $1.25million is payable upon the approval of the Ministry being received.

On August 8, 2005, the Board of Directors, by unanimous resolution, voted to grant immediate vesting to options held by the Chief Executive Officer, the Chief Financial Officer and the Executive Chairman of the Board in recognition of their success in raising capital in the July 18th Private Placement.

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

The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated financial statements included in this report.  We have derived the statements of operations data and the information as at and for the three month period ended June 30, 2005 and 2004 from unaudited condensed consolidated financial statements and from our audited consolidated financial statements for the year ended December 31, 2004.

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	THREE MONTH PERIOD ENDED JUNE 30, 2005	THREE MONTH PERIOD ENDED JUNE 30, 2004	SIX MONTH PERIOD ENDED JUNE 30, 2005	SIX MONTH PERIOD ENDED JUNE 30, 2004	PERIOD FROM FEBRUARY 1, 2000 TO JUNE 30, 2005
Loss from Continuing Operations	($2,852,054)	($924,040)	($4,887,530)	($1,718,983)	($24,958,649)
Loss from Discontinued Operations	-	($13,315)		$25,331	($10,114,016)
Net Loss	($2,852,054)	($937,355)	($4,887,530)	($1,744,314)	($35,072,665)
Basic and diluted (loss) per share	($0.02)	($0.02)	($0.05)	($0.04)	-
Basic and diluted weighted average common shares outstanding	98,237,202	22,513,801	88,604,545	22,513,801	-

Balance Sheet Data:

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$5,827,209	$983,734
Working capital	$4,099,881	($1,705,240)
Total assets	$34,367,481	$24,583,455
Total stockholders’ equity	$22,463,897	$13,397,829

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

Big Sky raised over $13.7 million in equity capital in the first three months of 2005 and anticipates the completion of a private placement raising approximately $42m in Q2-Q3 2005..  During 2004, Big Sky raised US$12 million of new common equity.  While access to the capital markets is always subjective, the current levels of energy prices support investor interest in financing new projects. Big Sky is basing its growth strategies on attaining a sustainable level of cash flow from energy development of existing licenses while securing additional licenses subject to available financing on economic terms.

RESULTS OF OPERATIONS

Revenues

For the first six months of 2005 and during all of 2004, Big Sky did not earn revenues. We have added oil and gas properties through the acquisition of KoZhaN and Vector; however these properties are currently undeveloped and consequently did not provide revenue during the period.

Expenses

During the three months ended June 30, 2005 and 2004, we incurred operating expenses of $2,563,352and $817,914 respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	THREE MONTH PERIOD ENDED JUNE 30, 2005	THREE MONTH PERIOD ENDED JUNE 30, 2004	SIX MONTH PERIOD ENDED JUNE 30, 2005	SIX MONTH PERIOD ENDED JUNE 30 2004	PERIOD FROM FEBRUARY 1, 2000 TO JUNE 30, 2005
Office Costs	$2,459,300	724,734	4,365,342	1,354,095	17,918,271
Professional Services	$101,668	28,606	202,431	103,744	2,926,881
Investor Relations	$2,384	64,574	84,528	126,607	1,499,779
Extinguishment of debt	$-	$-	-	-	(1,422,225)
Miscellaneous	$-	$-	-	-	212,114
TOTAL	$2,563,352	817,914	4,652,301	1,584,446	21,134,820

Office costs include the costs of executive management and administrative consultants, rent, insurance, travel, and general office costs associated with maintaining business offices in China, Canada and Kazakhstan.  For the three months ended June 30, 2005, office costs have increased over the same period in 2004 due to additional consulting costs relating to the acquisition of additional subsidiaries during the year, the substantial increase in Kazakhstan operations and additional costs of management.

Professional services include accounting, audit and legal advisory costs.  Professional costs have increased in the second  quarter of 2005 compared to the same period in 2004.  This increase is primarily due to an increase in corporate activity.

Amortization and depreciation expense recorded during the second quarter of 2005 and 2004 resulted from the depreciation of office equipment and leasehold improvements.  No depletion was recorded on oil and gas assets, and oil and gas related accretion expenses were incurred.

We record the fluctuations in the fair value of certain unexercised stock options as a deferred compensation asset (reported as a reduction of stockholders’ equity on the balance sheet). This asset is amortized over the life of the stock options as non-cash compensation expense. The non-cash compensation expense in the second quarter of 2005 was $493,100 (2004 - $17,470).

Summary of Non-cash Compensation Expense:

	Expense $	Unamortized Deferred Compensation $
Options
Options granted June 2004	3,900	15,532
Options granted February 2005	489,200	4,325,710
Total	$493,100	$4,341,242

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

Certain commitments relating to KoZhaN require capital expenditure prior to the production phase. These include investment commitments of $16.43 million.  We anticipate we will be able to meet these capital costs through a number of financing alternatives. The investment commitment of $16.43 million is required to be spent in exploration phase in the Republic of Kazakhstan during the exploration phase, which is expected to last until approximately 2009.  We plan to finance this commitment through a combination of the sale of exploration related production and future equity financing.   The government’s objective in setting minimum work commitments is to ensure certain types of exploratory work is carried out by the license holder, including drilling new wells and seismic activity. The government will measure the degree to which Big Sky has met its commitments in terms of work completed. The government estimates the work commitment in terms of expected spending amounts. The government measures the performance of Big Sky towards meeting its work commitment by evaluating the actual work performed in comparison with the agreed requirements. Actual spending is not a performance measure. The Vector and KoZhaN work commitments are measured by actual work undertaken and completed. The cost to complete the work can be lower, or higher, than the estimated cost. Actual cost is not the determining factor in meeting work commitment obligations. As the undertaken work commitments in 2005 are higher than those defined in the Hydrocarbon Contracts, Vector and KoZhaN expects to apply to the government to amend the commitment to the lesser amounts defined in the Hydrocarbon Contracts

Commercial discovery bonuses will be equal to 0.1% of the value of proved reserves if found.  We anticipate that any commercial discovery bonus will be small enough to be financed out of our working capital.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 2005, Big Sky utilized cash for management and corporate administrative activities of approximately $4690,000 per month.  Management anticipates that Big Sky currently has sufficient working capital to fund this minimum level of operations through December 2006. Current cash resources are not anticipated to be sufficient to fund the work commitment for existing licenses, acquire producing properties or additional licenses. To that end, Big Sky has sought additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve Big Sky’s objective, or result in commercial success.

In February 2005, we raised an additional $13.7 million of common equity from institutional investors and accredited private investors in Europe, Russia, USA and Canada under a private placement.  This private placement was subsequently extended to accept further investors up to a total financing of approximately $42,000,000. This private placement is tentatively scheduled to complete August 16, 2005.

As of June 30, 2005, we had cash and cash equivalents of $5,827,209 that were included in the working capital surplus of $4,099,881.  This compared to a working capital deficit of $1,705,240 at December 31, 2004.

In February 2005, Big Sky closed on a private placement which raised $13,625,000.  Big Sky issued 27,250,000 shares of common stock at a price of $0.50 per share.   We paid a finders fee of 6% in cash and warrants equal to 6% of the shares of common stock issued for a total cost of $817,140.  1,634,280 Warrants to purchase 1,634,280 shares of common stock at $0.50 per share were also issued.

On a consolidated basis, our minimum cash requirement for maintenance of operations, without conducting a drilling program or acquisitions of other potential fields, is estimated at approximately $450,000 per month in 2005.  With the acquisition of KoZhaN and Vector and our diversification into oil and natural gas exploration and production, we anticipate that we will be required to raise additional capital to fund future exploration and development programs or farm out some of our interest in various higher risk/cost projects to third parties.  Such farm-outs would be intended to cover up to 100% of project costs in return for a percentage interest in the project.

In 2004, Big Sky decided to enter into such a farm out with a local civil construction firm to defray expenses associated with higher than expected lease construction costs of the Morskoe #10 well. On October 12, 2004 KoZhaN signed a farm out agreement under which KoZhaN transfers 45% of the subsurface rights of the Morskoe license to ABT  Limited LLP (“ABT”).  This transfer of these rights was subject to the approval by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan, which is still pending. ABT, in turn, paid for the cost of lease access and lease construction (Construction Works) and pay up to $650,000 towards the cost of drilling, completion and testing of Morskoe #10 well (Drilling Works).  KoZhaN has contributed $150,000 to the Drilling Works.  Both companies equally share future costs associated with the development of the Morskoe license. At June 30, 2005, there is $338,319 of the ABT fund remaining to be spent.

Cash Requirements

The following aggregated information about our contractual obligations and other commitments aim to provide insight into our short and long-term liquidity and capital resource need and demands as at June 30, 2005.   Unless otherwise indicated, the majority of these contractual obligations and commitments are contingent upon our selling production.

		Exploration phase		Production phase
Time period	Total	Within 1 year	1 - 3 years	3 - 5 years	Over 5 years
Estimated dates		2005	2006 – 08	2009-10
Production levels (tonnes of oil) (One tonne of oil equals approximately 7.4 barrels)		694,000		694,000

Operating leases	$348,800	$174,900	$173,900	$Nil	$Nil
Historical costs (Owed to Kazakhstan Government)	11,424,278	-	-	-	11,424,278
Social sphere development liability (Astana and Atyrau)	3,030,000	-	-	-	3,030,000
Social development commitment (Astana and Atyrau)	1,389,000	-	-	-	1,389,000
Investment commitment (Including investment in local personnel)	121,900,000	1,500,000*	3,000,000*	8,500,000*	108,900,000
Liquidation fund (Obligations incurred to date)	40,000	-	-	-	280,000
Commercial production milestone payments	1,300,000	-	-	-	1,200,000

Total	$139,432,078	$1,674,900	$3,173,900	$ 8,500,000	$128,033,278

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

PLAN OF OPERATION

Currently, our management expects that we have sufficient working capital surplus to fund our operations through December 2006, without including the costs of a drilling program or acquisitions of other potential fields,.  As at June 30, 2005 Big Sky was actively engaged in a private placement with a view to raising $42million in new common equity, together with the proceeds of the financing exercise of February 2005, we expect to have sufficient working capital to fund our operations and carry out a significant portion of our annual work commitments.

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

On March 18, 2005, our previous auditors noted that the Corporation’s operating losses since inception raised substantial doubts about the Corporation’s ability to continue as a going concern.

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

During 2004, the Corporation utilized cash for management and corporate administrative activities of approximately $200,000 per month. In 2005, corporate and administrative costs will be higher due to increased business activity in Kazakhstan.  Taking into account prepaid lease rentals for office space, monthly expenditures for corporate and administrative costs are estimated at $450,000 per month. Management anticipates that the Corporation currently has sufficient working capital to fund this level of operations through December 2006. Current cash resources are not anticipated to be sufficient to fund the next phase of the Corporation’s development, including its expansion in the oil and gas business, and it will consider seeking additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation’s objective, or result in commercial success. The Corporation cannot assure you that it will be able to obtain sufficient capital to satisfy all of its obligations or that its operating subsidiaries will be commercially successful.

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

CRITICAL ACCOUNTING ESTIMATES

Oil and Gas Properties

We follow successful efforts accounting for our oil and gas properties.  All property acquisition costs are initially capitalized to property, plant and equipment as unproved property costs.  Once proved reserves are discovered, the acquisition costs are reclassified to proved property acquisition costs.  Exploration drilling costs are capitalized pending evaluation as to whether sufficient quantities of reserves have been found to justify commercial production.  If commercial quantities of reserves are not found, exploration drilling costs are expensed.  All exploratory wells that discover potentially commercial quantities of reserves in areas requiring major capital expenditures before the commencement of production and where commercial viability requires the drilling of additional exploratory wells, remain capitalized as long as the drilling of additional exploratory wells is under way or firmly planned.  All other exploration costs, including geological and geophysical and annual lease rentals are expensed to earnings as incurred.  All development costs are capitalized as proved property costs.

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

Stock Based Compensation

We account for stock-based awards to employees using the intrinsic method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees”.  Under APB 25, compensation expense is accounted for in accordance with the intrinsic method where the expense is recognized upon either the grant date, if immediately vesting; upon vesting if options vest over a period of time, as being the difference between the quoted market price and the exercise price, or if resulting from awards under variable plans, the expense is measured at each reporting period as the difference between the quoted market price and the exercise price.  We account for stock-based awards to non-employees in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123 requires that stock options awarded to non-employees be valued at fair value on the date of the award.  Management estimates the fair value of the stock options using the Black-Scholes option-pricing model and makes assumptions for the applicable interest rates, volatility and dividend yield.  In all cases, the calculated compensation is recognized as an expense over the period that the employee performs the related services.  For the three month period ended June 30, 2005, an amount of $493,100was recorded as non-cash stock compensation expense in respect of employee and non-employee-stock based compensation (2004 - $191,721)

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at June 30, 2005.

SUBSEQUENT EVENTS

On June 30, 2005, the Board of Directors accepted the resignation of Mr. Ruslan Tsarni as Corporate Secretary and confirmed Bruce H. Gaston, our Chief Financial Officer in role of Corporate Secretary.

Reference Footnote 23 of Condensed Consolidated Financials Statements incorporated in this filing.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation above that occurred during the reporting period covered by this filing that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

As of July 18, 2005 and still ongoing, Big Sky commenced a private placement with a view to raising $25m in new equity.  Under this private placement, up to 25,000,000 shares of common stock (or in the case of Canadian investors, potentially issue securities that are in the form of Special Warrants convertible into common shares on the filing of a prospectus in Canada) is offered to potential investors. The common shares and special warrants will be offered on a best efforts basis through a syndicate of agents led by Westwind Partners Inc. (the "Agents").  The Corporation has also agreed to grant the Agents an option, exercisable at any time up to 30 days following the closing of the offering, to increase the size of the offering by an additional 10,000,000 common shares.

This offering was scheduled to close on or about July 30, 2005, however on July 29, 2005, the Corporation announced an extension to this private placement so as to offer up to 42m shares and the private placement is tentatively scheduled to complete on or about August 16, 2005

Where appropriate, the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

Where appropriate, the foregoing issuances of securities were exempt from registration pursuant to Rule 506 of Regulation D. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

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
10.31 (15)

Sale Purchase Agreement between Big Sky Energy Kazakhstan Ltd. and Mr. Bolat Raimkanovich Mukashev; Mr. Garipolla  Sapayevich Kaschpov; Mr. Kadyr Karkabatovich Baikenov, Ms. Turgan Nurtayevna Asanova, and Mr. Ruslan Rakhimzhanovich Faskhutinov for the purchase of 10% of KoZhaN LLP.

(1)	Previously filed on Form 10-QSB on May 21, 2004
(2)	Previously filed on Form 8-K on October 31, 2003.
(3)	Previously filed on Form SB-2 on February 19, 2004
(4)	Previously filed on Form 10-KSB on March 30, 2004.
(5)	Previously filed on Form 8-K on May 18, 2004
(6)	Previously filed on Form 10-QSB on May 21, 2004
(7)	Previously filed on Form SB-2 on July 28, 2004.
(8)	Previously filed on Form 8-K on December 14, 2004
(9)	Previously reported on Form 8-K on March 9, 2005
(10)	Previously filed on Form 8-K on March 10, 2005
(11)	Previously filed on Form 14C on October 27, 2004
(12)	Previously filed on Form 8-K on February 3, 2005
(13)	Previously filed on Form SB-2 on May 13, 2005
(14)	Previously filed on Form 8-K on May 19, 2005
(31.1)	Rule 13a – 14(a)/15d-14(a) Certification – Filed Herewith
(31.2)	Rule 13a – 14(a)/15d-14(a) Certification – Filed Herewith
(32.1)	Section 1350 Certification – Filed Herewith
(32.2)	Section 1350 Certification – Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Big Sky Energy Corporation
Date: August 22 ,2005	By:	/s/ S.A Sehsuvaroglu Name: A.S. Sehsuvaroglu Title: Chief Executive Officer (Principal Executive Officer)
Date: August 22, 2005	By:	/s/ Bruce H. Gaston Name: Bruce H. Gaston Title: Chief Financial Officer (Principal Accounting Officer)