Form 10QSB/A
period 2005-06-30
BIG SKY ENERGY CORP
filed 2005-08-29
CIK 1075247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

_________________________

FORM 10-QSB/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________.

Commission file number 000-28345

Big Sky Energy Corporation

  (Exact name of small business issuer as specified in its charter)

NEVADA	72-1381282
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Transitional Small Business Disclosure Format (check one): Yes           No     Ö

The interim financial statements for the period ended June 30, 2005 included in Big Sky Energy Corporation’s Form 10-QSB that was filed with the Securities and Exchange Commission on Monday, August 22, 2005 had not undergone complete review by Big Sky Energy’s independent registered public accounting firm prior to filing. Big Sky Energy Corporation, at the time of the filing, had understood that the independent registered public accounting firm had completed their review of such financials, but such understanding was based on mistaken communications.  Big Sky has been informed by its independent registered public accounting firm that it is now in the process of completing its review of Big Sky’s June 30, 2005 financial statements and that a review report will be issued on Wednesday August 31, 2005.  Big Sky intends to file a second amendment to its Form 10-QSB on Wednesday, August 31, 2005, to include the review report from its independent registered public accounting firm.

#

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
February 1, 2000

Issue of common stock
for the outstanding
Shares of China
Broadband (BVI)
Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
Agreements at $0.20
per share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
Agreements at $1.00
per share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreement at $7.50 per
Share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)
Balance,
December 31, 2000	19,474,517	$ 77,936	$ 20,631,344	$ (57,995)	$(3,597,180)	$17,054,105

Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775
Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)
Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative
Compensation Plan	-	-	163,463	-	-	163,463

Issuance of common
stock to settle legal
fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25
per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)
Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation	-	-	-	1,541,174	-	1,541,174

Deferred compensation	-	-	2,016,920	(2,016,920)	-	-

Alternative
Compensation Plan	682,802	683	(683)	-	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	7,900,000	7,900	1,916,232	-	-	1,924,132

Net loss					(3,129,762)	(3,129,762)
Balance,
December 31, 2003	31,096,603	89,516	26,840,474	(1,008,510)	(23,393,087)	2,528,393

Amortization of deferred
compensation	-	-	-	758,264	-	758,264

Deferred compensation	-	-	(46,500)	46,500	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	100,000	100	24,900	-	-	25,000

Stock issued pursuant to
private placement
agreements at $0.50
per share	24,340,000	24,340	11,515,168	-	-	11,539,508

Stock issued pursuant to
purchase of BSEK	8,000,000	8,000	2,280,000	-	-	2,288,000

Stock issued pursuant to
acquisition of BSEK
royalty interest	681,475	681	415,019	-	-	415,700

Stock issued pursuant to
acquisition of BSEK
minority interest	3,500,000	3,500	2,551,500	-	-	2,555,000

Options exercised	101,666	102	4,982	-	-	5,084
Options cancelled	-	-	(175,820)	175,820	-	-
Warrants exercised	299,716	299	74,629	-	-	74,928

Net loss	-	-	-	-	(6,792,048)	(6,792,048)
Balance,
December 31, 2004	68,119,460	126,538	43,484,352	(27,926)	(30,185,135)	13,397,829

Amortization of deferred
compensation	-	-	-	5,050	-	5,050

Deferred compensation	-	-	5,564,910	(5,564,910)	-	-

Stock issued pursuant to
private placement
agreements at $0.50	27,250,000	27,250	12,716,145	-	-	12,743,395

Stock issued pursuant to
stock awards	750,000	750	374,250	-	-	375,000

Options exercised	1,700,000	1,700	83,300	-	-	85,000

Warrants Exercised	9,600	10	4,790	-	-	4,800

Net loss	-	-	-	-	(2,035,476)	(2,035,476)
Balance,
March 31, 2005	97,829,060	156,248	62,227,747	(5,587,786)	(32,220,611)	24,575,598

Amortization of deferred
compensation	-	-	-	493,100	-	493,100

Deferred compensation	-	-	(390,000)	390,000	-	-

Options exercised	150,000	150	7,350	-	-	7,500
Options cancelled			(363,444)	363,444		-
Warrants Exercised	479,505	480	239,273	-	-	239,753

Net loss	-	-	-	-	(2,852,054)	(2,852,054)
Balance,
June 30, 2005	98,458,565	156,878	61,720,926	(4,341,242)	(35,072,665)	22,463,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG SKY ENERGY CORPORATION
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (unaudited)
(Expressed in United States Dollars)
					Cumulative
					Period From
					Date of
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2005	2004	2005	2004	June 30, 2005
CASH FLOWS RELATED TO THE
FOLLOWING ACTIVITIES

OPERATIONS
Net loss from continuing operations	$(2,852,054)	$ (924,040)	$(4,887,530)	$(1,718,983)	$(24,958,649)
Income from discontinued operations		(13,315)	-	(25,331)	(10,114,016)
Adjustment for:
Extinguishment of debt	-	21,924		21,924	(1,422,225)
Depreciation and amortization	21,175	63,293	47,111	93,526	3,576,998
Accretion	117,910	36,153	219,843	36,153	467,231
Unrealized foreign exchange gain	--	--	--	--	70,831
Impairment of assets	--	--	--	--	8,628,623
Loss in Big Sky Network Canada Ltd.	--	--	--	--	337,202
Loss in Shekou joint venture	--	--	--	--	609,607
Loss in Chengdu joint venture (Note 4)	--	--	--	--	1,141,793
Gain on sale of Big Sky Network Canada Ltd.	--	--	--	--	(179,935)
Gain on sale of Shekou joint venture	--	--	--	--	(125,798)
Non-cash stock compensation (Note 17)	493,100	(177,541)	873,050	14,179	4,098,371
Issuance of Common Shares for settlement
of legal fees	--	--	--	--	21,062
Changes in operating assets and liabilities, net of the effect of acquisitions
Restricted cash	(13,000)	--	(13,000)	--	(76,040)
Interest and other receivable	(122,223)	(94,113)	17,915	(117,172)	(129,413)
Prepaid expenses	(784,263)	(97,933)	(1,323,893)	(72,635)	(1,803,202)
Accounts payable and accrued liabilities	(655,257)	556,222	(762,442)	343,847	(929,239)
	(3,794,612)	(629,350)	(5,828,846)	(1,424,491)	(20,786,799)
INVESTING
Oil and gas properties	(1,976,276)	(408,699)	(2,382,313)	(453,784)	(2,685,516)
Fixed asset additions	(74,558)	(121,117)	(108,135)	(202,310)	(1,157,026)
Advances paid	--	--	--	--	(320,885)
Advances (repayments) to related parties	(58,954)	1,357	(89,973)	(1,108)	(1,426,729)
Proceeds from sale of Shekou joint
venture (net of costs)	--	--	--	--	2,029,200
Investment in Chengdu joint venture	--	--	--	--	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	--	--	--	--	(2,395,828)
Acquisition of Big Sky Energy Kazakhstan Ltd.	--	--		339,353	339,353

Acquisition of Vector Energy West LLP, net of cash acquired		(4,506,502)		(4,506,502)	(4,506,502)
	(2,109,788)	(5,034,961)	(2,580,421)	(4,824,351)	(12,059,523)

FINANCING
Issue of common stock for cash	247,253	6,851,676	13,962,029	6,880,009	40,853,989
Stock issuance costs		(215,512)	(881,606)	(215,512)	(1,698,777)
Proceeds from ABT loan	172,319	--	172,319	--	338,319
Repayment of advances for share subscriptions		(250,000)		(250,000)	(250,000)
Repayment of debt		(570,000)		(570,000)	(570,000)
	419,572	5,816,164	13,252,742	5,844,497	38,673,531

NET DECREASE (INCREASE) IN CASH
AND CASH EQUIVALANTS	(5,484,828)	151,853	4,843,475	(404,345)	5,827,209

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	11,312,037	512,253	983,734	1,068,451	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$5,827,209	664,106	$5,827,209	664,106	$5,827,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG SKY ENERGY CORPORATION 1 (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

1.

BASIS OF PRESENTATION

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

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	THREE MONTH PERIOD ENDED JUNE 30, 2005	THREE MONTH PERIOD ENDED JUNE 30, 2004	SIX MONTH PERIOD ENDED JUNE 30, 2005	SIX MONTH PERIOD ENDED JUNE 30, 2004	PERIOD FROM FEBRUARY 1, 2000 TO JUNE 30, 2005
Loss from Continuing Operations	($2,852,054)	($924,040)	($4,887,530)	($1,718,983)	($24,958,649)
Loss from Discontinued Operations	-	($13,315)		$25,331	($10,114,016)
Net Loss	($2,852,054)	($937,355)	($4,887,530)	($1,744,314)	($35,072,665)
Basic and diluted (loss) per share	($0.03)	($0.02)	($0.05)	($0.04)	-
Basic and diluted weighted average common shares outstanding	98,237,202	22,513,801	88,604,545	22,513,801	-

Balance Sheet Data:

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$5,827,209	$983,734
Working capital	$4,099,881	($1,705,240)
Total assets	$34,367,481	$24,583,455
Total stockholders’ equity	$22,463,897	$13,397,829

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

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 2005, Big Sky utilized cash for management and corporate administrative activities of approximately $4690,000 per month.  Management anticipates that Big Sky currently has sufficient working capital to fund a minimum level of operations through December 2006. Current cash resources are not anticipated to be sufficient to fund the work commitment for existing licenses, acquire producing properties or additional licenses. To that end, Big Sky has sought additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve Big Sky’s objective, or result in commercial success.

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

Big Sky Energy Corporation
Date: August 26, 2005	By:	/s/ S.A Sehsuvaroglu Name: A.S. Sehsuvaroglu Title: Chief Executive Officer (Principal Executive Officer)
Date: August 26, 2005	By:	/s/ Bruce H. Gaston Name: Bruce H. Gaston Title: Chief Financial Officer (Principal Accounting Officer)