Form 10QSB/A
period 2005-06-30
BIG SKY ENERGY CORP
filed 2005-08-31
CIK 1075247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

_________________________

FORM 10-QSB

Amendment No. 2

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________.

Commission file number 000-28345

Big Sky Energy Corporation

  (Exact name of small business issuer as specified in its charter)

NEVADA	72-1381282
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

This Form 10-QSB Amendment No. 2 is filed, specifically and solely, to include the review report of our independent registered public accounting firm issued on August 30, 2005.

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

#

BDO BDO Kazakhstanaudit International Audit	050036, Almaty city,6 Microdistrict, 56 “A” building Tel: 28.14-01, 28.25-81, 28-46-21 Fax: 30-13-04, 28-37-09 E-mail: bdo-kz@online.ru Internet: www.bdo-kz.com
Licensee:

General State Licence on audit activity #0000276 issued by Ministry of Finance of RK dated 24.06.2004 (original licence #0000001 AK Kazakhstanaudit was reregistered due to change of name to BDO Kazakhstanaudit General State Licence on property appraisal activity SUL -0080-(61409-1910-LLP) issued by Registration service committee of Ministry of Justice of RK dated 24.03.2004.

Licence on banks audit activity #2 issued by Financial market and Financial organizations Regulation and Oversight Agency of RK dated 19.03.2004.

Licence on audit of insurance (reinsurance) companies #U-36 issued by Financial market and Financial organizations Regulations and Oversight Agency of RK dated 19.03.2004.

Licence on audit of accumulative pension funds #U-7 issued by Financial market and Financial organizations Regulations and Oversight Agency of RK dated 22.02.2004.

“Approved” Managing partner, General Director “BDO Kazakhanstan”, LLP” /s/ B. Kh. Koshkimbaev B. Kh. Koshkimbaev “BI” August 2003 [SEAL] Almaty
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders Big Sky Energy Corporation Almaty, Kazakhstan

We have reviewed the condensed consolidated balance sheet of Big Sky Energy Corporation as of June 30, 2005, and the related condensed consolidated statements of operations and deficit, stockholders’ equity and cash flows for the three-month and six-month periods ended June 30, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB/A2 for the period ended June 30, 2005.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objectives of which is the expression of an opinion regarding the financial statements taken as a whole.   Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

Auditor:	[seal]	/s/ E.Kh.Mamleev E. Kh. Mamleev

<<BDO Kazakhstanaudit>> LLP

Qualifying certificate or auditor #174

Issued by Qualifying Commission of RK

on attestation of auditors on 22.06.1995

State license on audit activity #0000009 issued

by Ministry of Finance of RK on 21.05.1999

050036, Almaty city,6 Microdistrict, 56 “A” building S. Kh. Foshkimbaev E.Kh Mamleev A.B. Koshkimbaev Tel: 28.14-01, 28.25-81, 28-46-21 F.B Kupaeva I.V. Sipakova D.K. Tuipova D.V. Taeknov

#

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

Big Sky Energy Corporation
Date: August 31, 2005	By:	/s/ S.A Sehsuvaroglu Name: A.S. Sehsuvaroglu Title: Chief Executive Officer (Principal Executive Officer)
Date: August 31, 2005	By:	/s/ Bruce H. Gaston Name: Bruce H. Gaston Title: Chief Financial Officer (Principal Accounting Officer)