Form 10KSB/A
period 2004-12-31
BIG SKY ENERGY CORP
filed 2005-11-15
CIK 1075247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-------------------------

FORM 10-KSB

AMENDMENT NO. 2

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

PART I

Big Sky Energy Corporation (“Big Sky” or the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-KSB/A for the year ended December 31, 2004 (this “Amendment”) to reflect the amendment and restatement of its Consolidated Financial Statements for the year ended December 31, 2004 to reflect adjustments determined to be necessary as a result of an internal investigation of the treatment of certain portions of an farm-out agreement entered into by one of its subsidiaries.

The Annual Report on Form 10-KSB for the year ended December 31, 2004 was initially filed with the Securities and Exchange Commission on April 15, 2005 and Amendment No. 1 thereto was filed on August 19, 2005. This Amendment No. 2 on Form 10-KSB/A is being filed to reflect restatements of the following financial statements:

•

Consolidated balance sheet as at December 31, 2004;

•

Consolidated statements of cash flows for the year ended December 31, 2004;

•

and to make certain conforming changes.

Big Sky Energy Corporation is filing this Amendment No. 2 to its Form 10-KSB for the following reason:

Subsequent to the issuance of the Company’s 2004 financial statements, the Company’s management determined that its belief that no obligation would exist to repay ABT Ltd. for costs they incurred or advanced to KoZhaN LLP in relation to the Morskoe oil field under the farm-out agreement signed October 12, 2004 (see Note 10 of the Notes to the Amended and Restated Consolidated Financial Statements), should Ministry approval not be received on the transfer of 45% of the subsurface rights of the Morskoe licence to ABT Ltd., was incorrect, and that in fact an obligation would exist to repay ABT Ltd. for all costs incurred or advanced by them relating to the Morskoe oil field should Ministry approval not be received.  As a result, the “Short-Term Interest Free Loan from ABT LTD” liability account, the “Oil and Gas Properties” asset account and the “Other Current Asset” account were understated in the amounts of $1,174,423, $1,088,263, and $86,160 respectively as previously reported on the Consolidated Balance Sheets included in the December 31, 2004 Form 10-KSB. The error described above also resulted in an understatement in cash flow from financing activities in the amount of $334,000 and an overstatement in cash flow from investing activities in the amount of $334,000 on the Consolidated Statements of Cash Flows. The Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as at December 31, 2004 have been restated to correct these previous misstatements.  This restatement has no impact on earnings or equity.

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

At the Annual General Meeting of Shareholders held in Calgary, Alberta, December 3, 2004, shareholders approved changing the corporate name to Big Sky Energy Corporation, to reflect the changed nature of the business of the Corporation. Shareholders also elected three new directors, each of which have extensive business and finance experience in the Republic of Kazakhstan. Three directors, whose extensive business experience is primarily focused in China, did not stand for re-election to the Board of Directors. Throughout this document we use the “Corporation” to denote the single legal entity unless the context requires otherwise.

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

-

The Morskoe license covers an area of 18,434 acres.  The Morskoe field was discovered in 1965 .  In 1965, five wells were drilled in the field, resulting in four oil wells.  One well tested a combined oil flow of 1300 barrels of oil per day (“bopd”).  The wells were shut-in and have never produced oil.

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

In light of our lack of profitability and the risks described in this section, our management and our independent registered chartered accountants have expressed substantial doubt as to our ability to continue as a going concern.   At December 31, 2004, we had net working capital deficiency of $2,793,503.  We will need additional capital or a farmout of our interests to third parties to fund any new ventures, which is uncertain and will likely result in the dilution to existing shareholders’ interests.

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

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following summary financial data should be read in conjunction with the remainder of "Management's Discussion and Analysis or Plan of Operation" and the consolidated amended and restated financial statements and notes to such consolidated amended and restated financial statements included in this report.  The selected historical financial as at December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, 2002 and from inception date (February 1, 2000) to December 31, 2004 has been derived from our audited consolidated amended and restated financial statements.

The Balance Sheet Data for 2004 summarized below has been restated due to a correction of an error. Please refer to Note 27 of the Notes to the Amended and Restated Consolidated Financial Statements for a description of the restatement.

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	YEAR ENDED DECEMBER 31, 2004	YEAR ENDED DECEMBER 31, 2003	YEAR ENDED DECEMBER 31, 2002	PERIOD FROM FEBRUARY 1, 2000 TO DECEMBER 31, 2004
Loss from continuing operations	$6,816,252	$3,194,368	$2,215,324	$20,071,119
Income (Loss) from discontinued operations	$24,204	$64,606	($376,156)	($10,114,016)
Net loss	$6,792,048	$3,129,762	$2,591,480	$30,185,135
Basic loss per share	($0.13)	($0.13)	($0.12)	-
Basic weighted average
Common Shares Outstanding	51,585,004	23,536,537	21,774,775

Balance Sheet Data:

	December 31, 2004	December 31, 2003
	(As Restated)

Cash and cash equivalents	$983,734	$1,068,451
Working capital (deficiency)	($2,793,503)	$2,241,254
Total assets	$25,757,879	$2,790,706
Total stockholders’ equity	$13,397,829	$2,528,393

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

Discontinued Operations

In December 2004, we sold our 100% shareholding in Big Sky Network Canada Ltd., which held our remaining assets in China, Big Sky Chengdu Technology Services Ltd, 100% owned, and our interest in the Sichuan Huayu Big Sky Network Ltd. joint venture, 50% owned. With this sale, we exited the Internet business in China. The sale of Big Sky Network Canada is presented as a discontinued operation in our amended and restated financial statements.

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

In the fourth quarter of 2004, the Corporation spudded its first well, Morskoe # 10. Our near term objectives include the drilling, completion and testing of Morskoe #10, followed by the drilling or working over of additional wells offsetting Morskoe #10, should we have positive test results.  The Company entered into an agreement to farm out 45% of its interest in the Morskoe license in exchange for a turnkey completion of the Morskoe # 10 well with cost of completing the well to be paid by the farmee. This agreement is subject to Ministry approval (refer to Note 10 of the Notes to the Amended and Restated Consolidated Financial Statements).

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

During the first quarter of 2004, we successfully completed the acquisition of BSEK and its subsidiary, KoZhaN, and in the second quarter of 2004, we successfully completed the acquisition of Vector. These were important initial steps in our efforts to redirect our operations toward exploration and exploitation of oil and gas.  See Note 5 in our amended and restated financial statements.

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

As of December 31, 2004, we had cash and cash equivalents of $983,734 that were included in the working capital deficit of $2,793,503.  This compared to a working capital surplus of $2,241,254 at December 31, 2003.  The decrease largely reflects the working capital deficit acquired on the acquisition of BSEK and Vector that occurred during the year. We closed on the first tranche of a private placement and issued 13,483,750 shares for proceeds of $6,741,875.  A second tranche was closed July 6, 2004, raising an additional $1,308,125 by issuing an additional 2,616,250 shares.   The third tranche was closed September 20, 2004, raising an additional $1,220,000 by issuing an additional 2,440,000 shares. The fourth tranche was closed November 17, 2004 raising $2,900,000 by issuing an additional 5,800,000 shares.  Costs associated with all tranches of the private placement include a finder’s fee equal to 6% of the gross proceeds received by us and warrants to be issued to the finders that equal 6% of the shares issued under the private placement totaling to $1,116,041 of share issuance costs.  As well, Canaccord Capital (Europe) Limited exercised a warrant for 299,716 shares for proceeds of $74,929.  $4,430,000 of these funds was directed towards the purchase of Vector Energy and $570,000 was directed towards the acquisition of creditor’s rights from Lorgate Management Inc.

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

On October 12, 2004, KoZhaN entered into two (2) agreements with ABT Ltd. LLP – an Agreement on Partial Transfer of the Subsoil Use Right (the “Transfer Agreement”) and Agreement No. 1. (“Agreement No. 1”). These two (2) agreements set the terms and conditions of the transfer by KoZhaN of forty-five percent (45%) of its interest in the subsoil use right in the Morskoe oil field (the “Interest”).

Pursuant to Agreement No. 1, ABT is providing consideration for the Interest that consists of performance of certain construction works and up to 50% of the costs incurred in connection with Well No. 10 in the Morskoe oil field that are not deemed to be associated with the “drilling works” of such well.

Also pursuant to Agreement No. 1, ABT agreed to provide a loan of up to $550,000 for the drilling works associated with Well No. 10. “Drilling works” was defined as all costs associated with the drilling, completing, equipping, coring, logging, perforating and test of Well No. 10. This loan is required to be repaid only in the case of discovery of oil and production from the Morskoe oil field.

The transfer of the Interest is subject to approval by the Ministry of Energy and Mineral Resources of Kazakhstan (the “MEMR”), which has not yet been received.

The Company has recorded the amount of $840,423 paid by ABT in performance of the construction works as an amount loaned to the Company by ABT. In the event that the transfer of the Interest is approved by the MEMR, this amount will be converted into an amount received as consideration for the Interest transferred to ABT.

The amounts received from ABT towards the drilling works, which as of December 31, 2004, equaled $500,000, have been recorded by the Company as a loan, to be repaid from production. In the event that no oil is discovered or produced by the Company from the Morskoe oil field, this loan will be removed from the Company’s records as a forgiven loan pursuant to the terms of Agreement No. 1. The Company has the obligation to repay the amount of $500,000 to ABT Ltd. should the farm out agreement not be approved by the Ministry.

Cash Requirements

The following aggregated information about our contractual obligations and other commitments aim to provide insight into our short and long-term liquidity and capital resource need and demands as at December 31, 2004.

		Exploration phase			Production phase
Time period	Total	Within 1 year	1 - 3 years	3 - 5 years	Over 5 years
Estimated dates		2005	2006 – 08	2009 - 10	2011	2012	2013	2014	–2014-2030
Production levels (tonnes of oil) (One tonne of oil equals approximately 7.4 barrels)					4,000t	40,000t	150,000t	250,000t	Over 250,000t

Operating leases	$348,800	$174,900	$173,900	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
Historical costs (Owed to Kazakhstan Government)	11,424,278					182,012	182,012	700,948	10,359,306
Short-term interest free loan from ABT Ltd.	1,340,423	1,340,423
Social sphere development liability (Astana and Atyrau)	3,030,000					151,500	151,500	151,500	2,575,500
Social development commitment (Astana and Atyrau)	1,389,000					69,450	69,450	69,450	1,180,650
Investment commitment (Including investment in local personnel)	121,900,000	1,500,000*	3,000,000*	8,500,000*		5,445,000	5,445,000	5,445,000	92,565,000
Liquidation fund (Obligations incurred to date)	40,000								40,000
Commercial production milestone payments	1,300,000				100,000	300,000	400,000	500,000	-
Total	$140,772,501	$3,015,323	$3,173,900	$ 8,500,000	$ 100,000	$6,147,962	$6,247,962	$6,866,898	$106,720,456

* As disclosed in Note 25 (g) to the consolidated amended and restated financial statements, we are obliged to spend $14,000,000 during the exploration phase, which is expected to end in 2009. As we are entitled to make these payments at any point over the exploration period, the timing of payments presented in the table reflects management’s estimate as to when these expenditures will be incurred by us.

The following commitments have been excluded based on the inability to estimate the timing

* As disclosed in Note 25 to the consolidated amended and restated financial statements, we are obliged to spend $16.43 million during the exploration phase, which is expected to end in 2009. As we are entitled to make these payments at any point over the exploration period, the timing of payments presented in the table reflects management’s estimate as to when these expenditures will be incurred by us.

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

In June 2004, the FASB issued an exposure draft of a proposed statement, “Fair Value Measurements” to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current U.S. GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to re-measure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after June 15, 2005. The Corporation is reviewing The Exposure Draft to determine the potential impact, if any, on its consolidated amended and restated financial statements.

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

In December 2004, the FASB issued Statement 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transactions. This amendment eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under Statement 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. This statement is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Corporation is reviewing the guidance to determine the potential impact, if any, on its consolidated amended and restated financial statements.

In November 2004, the EITF ratified Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”. The EITF reached a consensus that classification of a disposed of or held-for-sale component as a discontinued operation is only appropriate if the ongoing entity (i) expects to have no continuing “direct” cash flows, and (ii) does not retain or expect to retain an interest, contract or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction. Application of this consensus did not have a material impact on the Corporation’s consolidated amended and restated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It is effective for small business issuers for the first interim or annual reporting period beginning after December 15, 2005, meaning that the Corporation will apply the guidance to all employee awards of share-based payment granted, modified or settled in the first quarter of 2006. The Corporation is reviewing the standard to determine the potential impact, if any, on its consolidated amended and restated financial statements.

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

ITEM 7.

FINANCIAL STATEMENTS.

The information required by this item is included in pages F-1 through F-32 attached hereto. The index to the consolidated amended and restated financial statements can be found on page F-1.

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

Subsequent to the discovery of the accounting error which was the causation of our current restatement, we carried out an evaluation, under the supervision and with the participation of our management and Audit Committee, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures while designed to provide reasonable assurance that information required to be disclosed in the reports the Corporation files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, were lacking in rigor and application and disclosure controls were not functioning.

The areas that require to be remediated include:

-

lack of sufficient personnel with appropriate knowledge, experience and training in US GAAP;

-

lack of clear accountability structure within the accounting function;

-

lack of clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated between our offices in Kazakhstan and North America and our offices and those of our accountants and require substantial manual intervention;

-

lack of review process for translated material prior to insertion into the accounting records of the company;

The accounting error was not related to the process by which information is processed and disclosed but was related to the complexities of the contracts that were the subject of the accounting error. The subject-contracts were originally drafted in Russian. Upon translation into English, certain provisions of the contracts were worded in way that lead to multiple possible interpretations. This lack of clarity was the root of the cause of the accounting error.

The Corporation intends to adopt a policy that all contracts drafted in a foreign language must be translated into English and then reviewed and approved by the Corporation’s legal counsel prior to execution.  Management believes that this will ensure that specificity and clarity will be included in every contract executed by the Corporation and its subsidiaries and prevent the misinterpretation that occurred in the contracts referenced above.

As an initial step to addressing this lack of rigor and good practice, the Audit Committee conducted a recruitment exercise which culminated in the employment of Kevin Kim as Chief Accounting Officer as of August 15, 2005.

In addition, our Chief Financial Officer has engaged with our Corporate Governance and Compliance Consultant to devise and implement a sub-certification program throughout the accounting function with the long-term goal of extending this program to all business processes.

In conjunction with external service providers, we will continue to identify, develop and implement remedial measures to address these inadequacies and implement best practice in our internal controls over financial reporting.

Changes in Internal Controls

The Company’s internal controls over financial reporting identified in connection with the evaluation above changed as disclosed above.

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

any change in the holding, either direct or indirect, of shares of the Corporation, or any reconstruction, reorganization, recapitalization, consolidation, amalgamation, merger, arrangement or other transaction, that results in a person who was, or a group of persons acting in concert who were, not previously in a position to exercise effective control of the Corporation, in excess of the number that would entitle the holders thereof to cast twenty (25%) percent or more of the votes attaching to all shares of the Corporation, and

-

the exercise of such effective control to cause or result in the election or appointment of two or more directors of the Corporation, or of the successor to the Corporation, who were not previously directors of the Corporation

Daming Yang Consulting Agreement:  Daming Yang provided the Corporation services as our President on a full-time basis under a consulting agreement, which expires in December 15, 2005.  We pay a consulting fee in the monthly amount of $5,000, subject to annual adjustments at the discretion of our board of directors, for Mr. Yang’s services. The agreement contains non-

compete provisions that restrict Mr. Yang from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Yang is no longer contracted by us for any reason.  Mr. Yang resigned as President, effective March 1, 2005 to make way for Mr. Sehsuvaroglu to join the executive team. He remains as a director.

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
23.2
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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements and review of amended and restated financial statements included in our Form 10-QSB quarterly reports and services normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements were $262,073 for the fiscal year ended 2004 and $126,151for the fiscal year ended 2003.

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

Deloitte & Touche LLP has advised us that, in connection with the audit of our amended and restated financial statements for the year ended December 31, 2004, only full-time, permanent employees of Deloitte & Touche LLP performed the audit work.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, .2005

BIG SKY ENERGY CORPORATION
By:	/s/ S.A. Sehsuvaroglu Name: S. A. Sehsuvaroglu Title: Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew Heysel
Matthew Heysel	Director	November 14, 2005
Daming Yang /s/Thomas Milne	Director
Thomas Milne /s/Bruce Gaston	Director	November 14, 2005
Bruce Gaston /s/ Philip Pardo	Chief Financial Officer and Director (Principal Accounting Officer)	November 14, 2005
Philip Pardo /s/ Barry Swersky	Director	November 14, 2005
Barry Swersky	Vice-President – New Development and Director	November 14, 2005
Nurlan U. Balgimbayev /s/ Servet Harunoglu	Director
Servet Harunoglu	Director	November 14, 2005

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 (RESTATED) AND 2003

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

As described in Note 27 to the consolidated financial statements, the accompanying financial statements of Big Sky Energy Corp. and subsidiaries as of December 31, 2004 have been restated.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Calgary, Alberta, Canada

March 18, 2005 (March 29, 2005 as to the fifth paragraph of Note 26, November 14, 2005 as to the effects of the restatement described in Notes 6, 10, 25i), and 27.

Big Sky Energy Corporation (formerly China Energy Ventures Corp.)
(a Development Stage Enterprise)
Consolidated Balance Sheets
(Expressed in United States Dollars)

	December 31, 2004	December 31, 2003
ASSETS	(Restated, see Note 27)
CURRENT
Cash and cash equivalents	$ 983,734	$ 1,068,451
Restricted cash	63,040	30,000
Advances to related parties	21,351	1,154,941
Interest and other receivables	142,865	87,158
Other current asset (Note 6)	86,160	-
Prepaid expenses	484,983	163,017
	1,782,133	2,503,567
LONG-TERM
Long-term advances	320,885	-
Advances to related parties	24,439	-
Property and equipment (Note 7)	384,077	287,139
Oil and gas properties (Notes 5, 8)	23,246,345	-
TOTAL ASSETS	25,757,879	2,790,706
LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Note 9)	761,158	262,313
Short-term interest free loan from ABT LTD (Note 10)	1,340,423	-
Obligations for social sphere development (Note 12)	1,401,000	-
Obligations for professional training of personnel (Note 13)	289,200	-
Obligations for acquisition of the right for geological information use (Note 14)	758,265	-
Due to related parties (Note 20)	25,590	-
	4,575,636	262,313
LONG-TERM
Obligations for social sphere development (Note12)	1,255,325	-
Obligations for professional training of personnel (Note 13)	304,641	-
Obligations for historical cost reimbursement (Note 21)	981,674	-
Asset retirement obligation (Note 22)	435,868	-
Deferred income tax liability (Note 23)	4,806,906	-
TOTAL LIABILITIES	12,360,050	262,313

CONTINUING OPERATIONS (NOTE 2)
COMMITMENTS AND CONTINGENCIES (NOTE 25)

STOCKHOLDERS' EQUITY
Common stock (Note 16)	126,538	89,516
$0.001 par value, shares authorized: 150,000,000;
shares issued and outstanding: 68,119,460 (December
31, 2003 – 31,096,603)
Additional paid in capital	43,484,352	26,840,474
Deferred compensation	(27,926)	(1,008,510)
Deficit accumulated during development stage	(30,185,135)	(23,393,087)
	13,397,829	2,528,393
	$25,757,879	$2,790,706

Big Sky Energy Corporation (formerly China Energy Ventures Corp.)
(a Development Stage Enterprise)
Consolidated Statements of Operations and Deficit
(Expressed in United States Dollars)
				Cumulative Period From
				Date of
				Incorporation
	Year Ended December 31			Feb 1, 2000 to
	2004	2003	2002	Dec 31, 2004
GENERAL AND ADMINISTRATIVE
EXPENSES (including non-cash
compensation of $758,264 (2003-
$1,541,174, 2002-$489,654))	$(6,217,720)	$(3,038,170)	$(2,004,663)	$(16,482,519)
DEPRECIATION AND AMORTIZATION	(126,507)	(170,433)	(213,162)	(3,529,887)
ACCRETION	(247,388)			(247,388)
	(6,591,615)	(3,208,603)	(2,217,825)	(20,259.794)
FOREIGN EXCHANGE GAIN (LOSS)	(226,938)	-	-	(226,938)
INTEREST INCOME	2,301	14,235	2,501	415,613
LOSS FROM CONTINUING OPERATIONS	(6,816,252)	(3,194,368)	(2,215,324)	(20,071,119)

DISCONTINUED OPERATIONS (Note 4)
IMPAIRMENT OF ASSETS (Note 11)		-	(400,000)	(8,628,623)
LOSS IN BIG SKY NETWORK
CANADA LTD.	-	-	-	(181,471)
LOSS IN SHEKOU JOINT
VENTURE (Note 11)	-	-	(123,504)	(609,607)
LOSS IN CHENGDU JOINT
VENTURE (Note 11)	-	-	-	(1,141,793)
GAIN ON SALE OF SHEKOU
JOINT VENTURE (Note 11)	-	-	125,798	125,798
GAIN ON SALE OF BIG SKY NETWORK CANADA	179,935	-	-	179,935
INCOME (LOSS) ON DISCONTINUED OPERATION	(155,731)	64,606	21,550	141,745
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	24,204	64,606	(376,156)	(10,114,016)
NET LOSS	$(6,792,048)	$(3,129,762)	$(2,591,480)	$(30,185,135)

DEFICIT, BEGINNING OF PERIOD	$(23,393,087)	$(20,263,325)	$(17,671,845)	$ -

DEFICIT, END OF PERIOD	$(30,185,135)	(23,393,087)	(20,263,325)	$(30,185,135)
LOSS PER SHARE
Basic and diluted loss from continuing
operations	$(0.132)	(0.136)	(0.102)
Basic and diluted on discontinued
operations	$0.001	0.003	(0.017)
Basic and diluted – net loss	$(0.131)	(0.133)	(0.119)
SHARES USED IN COMPUTATION
Basic and diluted	51,585,004	23,536,537	21,774,775

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
February 1, 2000

Issue of common stock
for the outstanding shares
of China Broadband
(BVI) Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement agreements at $0.20
per share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement agreements at $1.00
per share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to private placement agreement at $7.50 per
share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation (Note 17)	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative
Compensation Plan
(Note 19)	-	-	163,463	-	-	163,463

Issuance of common
stock to settle legal
fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25
per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)

Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation (Note 17)	-	-	-	1,541,174	-	1,541,174

Deferred compensation	-	-	2,016,920	(2,016,920)	-	-

Alternative
Compensation Plan
(Note 19)	682,802	683	(683)	-	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	7,900,000	7,900	1,916,232	-	-	1,924,132

Net loss	-	-	-	-	(3,129,762)	(3,129,762)

Balance,
December 31, 2003	31,096,603	89,516	26,840,474	(1,008,510)	(23,393,087)	2,528,393

Amortization of deferred
compensation (Note 17)	-	-	-	758,264	-	758,264

Deferred compensation	-	-	(46,500)	46,500	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	100,000	100	24,900	-	-	25,000

Stock issued pursuant to
private placement
agreement at $0.50	24,340,000	24,340	11,515,168	-	-	11,539,508

Stock issued pursuant to
purchase of BSEK	8,000,000	8,000	2,280,000	-	-	2,288,000

Stock issued pursuant to
acquisition of BSEK
royalty interest	681,475	681	415,019	-	-	415,700

Stock issued pursuant to
purchase of BSEA
minority interests	3,500,000	3,500	2,551,500	-	-	2,555,000

Options exercised	101,666	102	4,982	-	-	5,084
Options cancelled	-	-	(175,820)	175,820	-	-
Warrants exercised	299,716	299	74,629	-	-	74,928

Net loss	-	-	-	-	(6,792,048)	(6,792,048)

Balance,
December 31, 2004	68,119,460	126,538	43,484,352	(27,926)	(30,185,135)	13,397,829

The accompanying notes are an integral part of this consolidated financial statement

Big Sky Energy Corporation (formerly China Energy Ventures Corp.)
(a Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
				Cumulative
				Period From
				Date of
				Incorporation
	Year ended December 31			February 1, 2000 to
	2004	2003	2002	December 31, 2004
CASH FLOWS RELATED TO	(Restated, see Note 27)			(Restated, see Note 27)
THE FOLLOWING ACTIVITIES

OPERATIONS
Loss from Continuing Operations	$(6,816,252)	(3,194,368)	(2,215,324)	$(20,071,119)
Income from Discontinued Operations	24,204	64,606	(376,156)	(10,114,016)
Adjustment for:
Extinguishment of Debt		-	-	(1,422,225)
Depreciation and amortization	126,507	170,433	213,162	3,529,887
Accretion	247,388	-	-	247,388
Unrealized Foreign Exchange Gain	70,831	-	-	70,831
Loss From Big Sky Network Canada	155,731			155,731
Impairment of assets	-	-	400,000	8,628,623
Loss in Big Sky Network
Canada Ltd.	-	-	-	181,471
Loss in Shekou joint
venture (Note 11)	-	-	123,504	609,607
Loss in Chengdu joint
venture (Note 11)	--	-	-	1,141,793
Gain on Sale of Big Sky Network Canada	(179,935)			(179,935)
Gain on Sale of Shekou
joint venture	-	-	(125,798)	(125,798)
Non-cash stock
compensation (Note 17)	758,264	1,541,174	489,654	3,225,221
Issuance of Common Shares
for settlement of legal fees		-	21,062	21,062
Changes in operating assets and liabilities-
net of the effect of acquisitions
Restricted cash	(33,040)	-	-	(63,040)
Interest and other receivable	(54,229)	(6,219)	37,703	(147,328)
Prepaid expenses	(316,292)	(150,465)	156,722	(479,309)
Accounts payable and
accrued liabilities	266,773	116,421	(159,614)	(166,797)
	(5,750,050)	(1,458,418)	(1,435,085)	(14,957,953)

FINANCING
Issue of common stock for cash (Note 16)	12,275,166	1,975,000	749,290	26,891,959
Stock issuance costs (Note16)	(630,646)	(8,785)	(101,929)	(817,171)
Repayment of advances for share subscriptions	(250,000)	-	-	(250,000)
Repayment of Debt	(570,000)	-	-	(570,000)
Advance from ABT Ltd. (Note 10)	500,000	-	-	500,000
	11,324,520	1,966,215	647,361	25,754,788

INVESTING
Fixed asset additions	(346,194)	(1,319)	(172,599)	(1,048,890)
Capital Expenditure-oil & gas properties	(1,391,466)	-	-	(1,391,466)
Advances Paid	(320,885)	-	-	(320,885)

Proceeds from the sale of the
Shekou joint venture (net of costs)	-	22,800	2,006,400	2,029,200
Investment in Chengdu joint venture	-	-	-	(1,935,590)
Acquisition of Big Sky Network
Canada Ltd. (net of cash acquired)		-	-	(2,395,828)
Acquisition of Vector Energy West LLP	(4,506,502)	-	-	(4,506,502)
Acquisition of BSEK (net of cash acquired)	339,353	-	-	339,353
Advances to related company	(187,756)	(1,149,000)	-	(1,336,756)
Changes in non-cash working capital:
Other current asset (Note 6)	(86,160)	-	-	(86,160)
Increase in short-term interest free loan from ABT	840,423	-	-	840,423
	(5,659,187)	(1,127,519)	1,833,801	(9,813,101)

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(84,717)	(619,722)	1,046,077	983,734

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,068,451	1,688,173	642,096	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$983,734	1,068,451	1,688,173	$983,734

SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for income taxes	$-	-	-
Cash paid for interest	$-	-	-

The accompanying notes are an integral part of this consolidated financial statement.

Big Sky Energy Corporation (formerly China Energy Ventures Corp.)

(a Development Stage Enterprise)

Period From Date of Incorporation,

February 1, 2000 to December 31, 2004

Notes to the Amended and Restated Consolidated Financial Statements

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

On April 14, 2000, the Corporation, a public shell company, acquired China Broadband (BVI) Corp. ("CBB - BVI") through a reverse acquisition, which was accounted for as a recapitalization. As a result of the application of the accounting principles governing recapitalization, CBB - BVI (incorporated on February 1, 2000) is treated as the acquiring or continuing entity for financial accounting purposes.  The amended and restated consolidated financial statements are deemed to be a continuation of CBB - BVI's historical financial statements.

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

Meeting the Corporation’s future financing requirements for all other projects will be dependent on the success of the Morskoe well and any follow up wells, with resulting cash flow from operations, its ability to develop further oil and gas joint venture partnerships on favorable terms, its ability to access equity capital markets and, after achieving or acquiring sustainable production, credit facilities from institutional lenders. The Corporation will maintain its exploration and development activities at sustainable levels. While there can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation’s objective, or result in commercial success, management believes that it has a well developed network of institutional investors who understand the risk of investing in exploration companies. The Corporation cannot assure you that it will be able to obtain sufficient capital, develop joint venture partnerships or achieve or acquire sustainable production to satisfy all of its obligations or that its operating subsidiaries will be commercially successful. (See Note 26)

Should the Corporation be unable to meet its obligation under the Subsurface Use Contracts due to a lack of capital, the Competent Body has the right to terminate the contracts after giving the Corporation 90 day’s written notice.

1.

CONTINUING OPERATIONS

These amended and restated consolidated financial statements have been prepared on a going concern basis. The Corporation has acquired an oil and gas business and must make certain capital expenditures during the course of the next year and future years (see Note 25). The Corporation's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These amended and restated consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Corporation be unable to continue as a going concern.

During 2004, the Corporation utilized cash for management and corporate administrative activities of approximately $200,000 per month. In 2005, corporate and administrative costs will be higher due to increased business activity in Kazakhstan. Taking into account prepaid lease rentals for office space, monthly expenditures for corporate and administrative costs are estimated at $400,000 per month. Management anticipates that the Corporation currently has sufficient working capital to fund this level of operations through December 2006. Current cash resources are not anticipated to be sufficient to fund the next phase of the Corporation’s development, including its expansion in the oil and gas business, and it will consider seeking additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation’s objective, or result in commercial success. The Corporation cannot assure you that it will be able to obtain sufficient capital to satisfy all of its obligations or that its operating subsidiaries will be commercially successful. In February 2005, we raised an additional $13.7 million of common equity from institutional investors and accredited private investors (see Note 26).

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

3.

ACCOUNTING POLICIES

Basis of Presentation

These amended and restated consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, BSEK and BSEA.

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

Long-lived assets

The carrying value of long-lived assets, which includes goodwill, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the estimated undiscounted future cash flow expected to result from the use and disposition of the asset, is less than the carrying value of the asset. (See Note 11)

Income taxes

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It is effective for small business issuers for the first interim or annual reporting period beginning after December 15, 2005, meaning that the Corporation will apply the guidance to all employee awards of share-based payment granted, modified or settled in the first quarter of 2006. The Corporation is reviewing the standard to determine the potential impact, if any, on its amended and restated consolidated financial statements.

In June 2004, the FASB issued an exposure draft of a proposed statement, “Fair Value Measurements” to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current U.S. GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to re-measure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after June 15, 2005. The Corporation is reviewing The Exposure Draft to determine the potential impact, if any, on its amended and restated consolidated financial statements.

In November 2004, the EITF ratified Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”. The EITF reached a consensus that classification of a disposed of or held-for-sale component as a discontinued operation is only appropriate if the ongoing entity (i) expects to have no continuing “direct” cash flows, and (ii) does not retain or expect to retain an interest, contract or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction. Application of this consensus did not have a material impact on the Corporation’s amended and restated consolidated financial statements.

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

In December 2004, the FASB issued Statement 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transactions. This amendment eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under Statement 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. This statement is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Corporation is reviewing the guidance to determine the potential impact, if any, on its amended and restated consolidated financial statements.

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

At December 31, 2003, the Corporation had advanced $1,154,941, including accrued interest of $5,941, to BSEK.  This amount is reflected on the consolidated balance sheet as an advance to related parties. At December 31, 2004, the loan balance was $4,185,500 including $95,602 of accrued interest and is eliminated in these amended and restated consolidated financial statements. The amount is unsecured, bears interest at the rate of 5% per annum and is repayable on demand.

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

During 2004 $511,612 (2003 – Nil) of BSEK’s expenses were paid by the Corporation.

Vector Energy West LLP

On May 11, 2004, the Corporation, through its 75% owned subsidiary, BSEA, completed the acquisition of 100% of the issued and outstanding charter capital of Vector (a Kazakhstan limited liability partnership). BSEA was incorporated under the laws of Alberta on April 8, 2004 with the Corporation subscribing to 75% of the total shares issued on incorporation. On May 11, 2004, BSEA borrowed $5,000,000 from the Corporation. The funds were paid as follows; $4,506,611 to acquire 100% of the issued and outstanding charter capital of Vector and $570,000 to purchase Vector’s loan from a third party.  At December 31, 2004 the loan balance was $6,434,789 including $177,016 of accrued interest and is eliminated in these amended and restated consolidated financial statements. The amount is unsecured, bears interest at the rate of 5% per annum and is repayable on demand.   The acquired net assets of Vector and consideration given would be as follows:

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

6.

OTHER CURRENT ASSET

Other current asset represents an advance made by the Company to ABT Ltd. to cover 50% of the costs of a dam construction related to the Morskoe oil field. The advance was made to ABT Ltd. to satisfy the terms of a farm-out agreement entered into by the Company with ABT Ltd. (see Note 10).

7.

PROPERTY AND EQUIPMENT

Property and equipment consist of:

	December 31 2004	December 31, 2003
	$	$

Furniture and fixtures	325,297	163,361
Computer hardware and software	46,382	480,300
Leasehold improvements	178,041	59,036
	549,720	702,697
Accumulated amortization	(165,643)	(415,558)
	384,077	287,139

8.

OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	December 31, 2004	December 31, 2003
	(Restated, see Note 27) $	$

Subsurface use rights and expenses	6,208,911	-
Acquisitions costs	14,145,677
Royalty interest	415,700	-
Construction Works	840,423
Exploratory well drilling costs	1,635,634
Oil and gas properties	23,246,345	-

9.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following amounts are included in accounts payable and accrued liabilities:

	December 31 2004	December 31, 2003
	$	$

Trade accounts payable	413,271	74,609
Professional fees	98,802	137,583
Office lease	80,323	46,936
Withholding taxes	114,363	-
Other	54,399	3,185
	761,158	262,313

10.

SHORT-TERM INTEREST FREE LOAN FROM ABT LTD

On October 12, 2004, KoZhaN entered into two (2) agreements with ABT Ltd. LLP – an Agreement on Partial Transfer of the Subsoil Use Right (the “Transfer Agreement”) and Agreement No. 1. (“Agreement No. 1”). These two (2) agreements set the terms and conditions of the transfer by KoZhaN of forty-five percent (45%) of its interest in the subsoil use right in the Morskoe oil field (the “Interest”).

Pursuant to Agreement No. 1, ABT is providing consideration for the Interest that consists of performance of certain construction works and up to 50% of the costs incurred in connection with Well No. 10 in the Morskoe oil field that are not deemed to be associated with the “drilling works” of such well.

Also pursuant to Agreement No. 1, ABT agreed to provide a loan of up to $550,000 for the drilling works associated with Well No. 10. “Drilling works” was defined as all costs associated with the drilling, completing, equipping, coring, logging, perforating and test of Well No. 10. This loan is required to be repaid only in the case of discovery of oil and production from the Morskoe oil field.

The transfer of the Interest is subject to approval by the Ministry of Energy and Mineral Resources of Kazakhstan (the “MEMR”), which has not yet been received.

The Company has recorded the amount of $840,423 paid by ABT in performance of the construction works as an amount loaned to the Company by ABT. In the event that the transfer of the Interest is approved by the MEMR, this amount will be converted into an amount received as consideration for the Interest transferred to ABT.

The amounts received from ABT towards the drilling works, which as of December 31, 2004, equaled $500,000, have been recorded by the Company as a loan, to be repaid from production. In the event that no oil is discovered or produced by the Company from the Morskoe oil field, this loan will be removed from the Company’s records as a forgiven loan pursuant to the terms of Agreement No. 1. The Company has the obligation to repay the amount of $500,000 to ABT Ltd. should the farm out agreement not be approved by the Ministry.

As at December 31, 2004 the short-term interest free loan due to ABT was constituted as follows:

Construction Works incurred by ABT	840,423
Payments for Drilling Works from ABT	500,000
$1,340,423

11.

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

12.

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

13.

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

14.

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

15.

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

16.

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

17.

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

(e)

The Corporation accounts for stock based awards to non-employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS 123 requires that stock option grants to non-employees be accounted for at fair value on the date of the grant, determined by the Black Scholes option-pricing model.  This fair value is then amortized over the service life of the stock option.  In 2004, compensation expense of $60,318 (2003 - $354,119, 2002 - $489,645) was recognized in the amended and restated consolidated financial statements and the amount of $27,926 (2003 - $208,064) was included in Deferred Compensation on the consolidated balance sheet at December 31, 2004 for non-employee stock option grants.

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

20.

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

21.

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

22.

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

23.

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

24.

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

25.

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

i)

Commitments related to transfer of 45% share in Morskoe oil field –

On October 12, 2004, KoZhaN entered into two (2) agreements with ABT Ltd. LLP – an Agreement on Partial Transfer of the Subsoil Use Right (the “Transfer Agreement”) and Agreement No. 1. (“Agreement No. 1”). These two (2) agreements set the terms and conditions of the transfer by KoZhaN of forty-five percent (45%) of its interest in the subsoil use right in the Morskoe oil field (the “Interest”).

Pursuant to Agreement No. 1, ABT is providing consideration for the Interest that consists of performance of certain construction works and up to 50% of the costs incurred in connection with Well No. 10 in the Morskoe oil field that are not deemed to be associated with the “drilling works” of such well.  Also pursuant to Agreement No. 1, ABT agreed to provide a loan of up to $550,000 for the drilling works associated with Well No. 10. “Drilling works” was defined as all costs associated with the drilling, completing, equipping, coring, logging, perforating and test of Well No. 10. This loan is required to be repaid only in the case of discovery of oil and production from the Morskoe oil field.

The transfer of the Interest is subject to approval by the Ministry of Energy and Mineral Resources of Kazakhstan (the “MEMR”), which has not yet been received.

The Company has recorded the amount of $840,423 paid by ABT in performance of the construction works as an amount loaned to the Company by ABT. In the event that the transfer of the Interest is approved by the MEMR, this amount will be converted into an amount received as consideration for the Interest transferred to ABT.

The amounts received from ABT towards the drilling works, which as of December 31, 2004, equaled $500,000, have been recorded by the Company as a loan, to be repaid from production. In the event that no oil is discovered or produced by the Company from the Morskoe oil field, this loan will be removed from the Company’s records as a forgiven loan pursuant to the terms of Agreement No. 1. The Company has the obligation to repay the amount of $500,000 to ABT Ltd. should the farm out agreement not be approved by the Ministry.

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

26.

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

27.

RESTATEMENT

Subsequent to the issuance of the Company’s 2004 financial statements, the Company’s management determined that its belief that no obligation would exist to repay ABT Ltd. for costs they incurred or advanced to KoZhaN LLP in relation to the Morskoe oil field under the farm-out agreement signed October 12, 2004 (see Note 10), should Ministry approval not be received on the transfer of 45% of the subsurface rights of the Morskoe licence to ABT Ltd., was incorrect, and that in fact an obligation would exist to repay ABT Ltd. for all costs incurred or advanced by them relating to the Morskoe oil field should Ministry approval not be received.  As a result, the “Short-Term Interest Free Loan from ABT LTD” liability account, the “Oil and Gas Properties” asset account and the “Other Current Asset” account were understated in the amounts of $1,174,423, $1,088,263, and $86,160 respectively as previously reported on the Consolidated Balance Sheets included in the December 31, 2004 Form 10-KSB. The error described above also resulted in an understatement in cash flow from financing activities in the amount of $334,000 and an overstatement in cash flow from investing activities in the amount of $334,000 on the Consolidated Statements of Cash Flows. The

Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as at December 31, 2004 have been restated to correct these previous misstatements.  The restatement does not impact earnings or equity.

The changes to the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as at and for the year ended December 31, 2004 can be summarized as follows:

Affected Statements & Accounts	As at and for the Year December 31, 2004
	As Previously Reported	As Restated
Balance Sheets:
Other current asset	-	86,160
Total Current assets	1,695,973	1,782,133
Oil and gas properties	22,158,082	23,246,345
Total Assets	24,583,455	25,787,879
Short-term interest free loan from ABT Ltd	166,000	1,340,423
Total Current Liabilities	3,401,213	4,575,636
Total Liabilities	11,185,627	12,360,050
Total Liabilities and Equity	24,583,455	25,757,879
Statements of Cash Flows:
Financing:
Advance from ABT Ltd.	166,000	500,000
Total Cash Flow from Financing	10,990,520	11,324,520
Investing:
Capital Expenditure-oil and gas properties	(303,203)	1,391,466
Cash flow from non-cash working capital:
Advance to ABT Ltd.	-	(86,160)
Increase in short-term loan interest free loan from ABT Ltd	-	840,423
Total Cash Flow from Investing	(5,325,187)	(5,659,187)

28.

SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

Interim Quarter Ended	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	$	$	$	$
Loss from continuing operations	(3,197,888)	(1,899,381)	(924,040)	(794,943)
Income (loss) from Discontinued Operations	47,102	2,433	(13,315)	(12,016)
Net loss	(3,150,786)	(1,896,948)	(937,355)	(806,959)

Loss per share	(0.06)	(0.03)	(0.02)	(0.02)

Interim Quarter Ended	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	$	$	$	$
Loss from continuing operations	(1,692,883)	(549,926)	(506,093)	(380,860)
Income (Loss) from Discontinued Operations
	37,055	8,622	13,226	5,703
Net loss	(1,692,883)	(549,926)	(506,093)	(380,860)

Loss per share	(0.06)	(0.02)	(0.02)	(0.02)