Form 10QSB/A
period 2005-03-31
BIG SKY ENERGY CORP
filed 2005-11-15
CIK 1075247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

_________________________

FORM 10-QSB

Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________.

Commission file number 000-28345

Big Sky Energy Corporation,

  (Exact name of small business issuer as specified in its charter)

NEVADA	72-1381282
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suite 750, 440 – 2nd Avenue SW Calgary, Alberta, Canada T2P 5E9
(Address of principal place of business or intended principal place of business)

 (403) 234-8282

 (Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    Ö       No

The number of outstanding shares of common stock, with $0.001 par value, of the registrant as at March 31, 2005 was 97,97,829,060

Transitional Small Business Disclosure Format (check one): Yes           No     Ö

Big Sky Energy Corporation.

INDEX TO THE FORM 10-QSB

For the quarterly period ended March 31, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Big Sky Energy Corporation

Almaty, Kazakhstan

We have reviewed the condensed consolidated balance sheet of Big Sky Energy Corporation as of March 31, 2005, and the related condensed consolidated statements of operations and deficit, stockholders’ equity and cash flows for the three-month period ended March 31, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB/A1 for the period ended March 31, 2005.  We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  These interim financial statements are the responsibility of the Company’s management.

A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

BDO Kazakhstanaudit, LLP

Almaty, Kazakhstan

November 1, 2005

PART I

Big Sky Energy Corporation (“Big Sky” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the year ended March 31, 2005 (this “Amendment”) to reflect the amendment and restatement of its Consolidated Financial Statements for the year ended December 31, 2004 and the interim period ended March 31, 2005 to reflect adjustments determined to be necessary as a result of an internal investigation of the treatment of certain portions of an farm-out agreement entered into by one of its subsidiaries.

The Quarterly Report on Form 10-QSB for the period ended March 31, 2005 was initially filed with the Securities and Exchange Commission on May 23, 2005. This Amendment No. 1 on Form 10-QSB/A is being filed to reflect restatements of the following financial statements:

•

Consolidated balance sheets as at March 31, 2005 and December 31, 2004;

•

Consolidated statements of cash flows for the year ended March 31, 2005;

•

and to make certain conforming changes.

Big Sky Energy Corporation is filing an amendment to its Form 10-QSB of March 31, 2005 - for the following reason:

Subsequent to the issuance of the Company’s unaudited March, 31 2005 financial statements, the Company’s management determined that its belief that no obligation would exist to repay ABT Ltd. for costs they incurred or advanced to KoZhan LLP in relation to the Morskoe oil field under the farm-out agreement signed October 12, 2004 (see Note 10), should Ministry approval not be received on the transfer of 45% of the subsurface rights of the Morskoe licence to ABT Ltd., was incorrect, and that in fact an obligation would exist to repay ABT Ltd. for all costs incurred or advanced by them relating to the Morskoe oil field should Ministry approval not be received.  As a result, the “Short-Term Interest Free Loan from ABT Ltd” liability account, the “Oil and Gas Properties” asset account and the “Other Current Asset” account were understated in the amounts of $1,174,423, $1,088,263, and $86,160 respectively as previously reported on the Consolidated Balance Sheets as at December 31, 2004 included in the March 31, 2005 Form 10-QSB. Also, the “Short-Term Interest Free Loan from ABT Ltd” liability account and the “Oil and Gas Properties” asset account were understated in the amount of $1,260,583 as previously reported on the Consolidated Balance Sheets as at March 31, 2005 included in the March 31, 2005 Form 10-QSB. The error described above also resulted in an understatement in cash flow from financing activities in the amount of $334,000 and an overstatement in cash flow from investing activities in the amount of $334,000 in the Cumulative Period from Date of Inception column on the Consolidated Statements of Cash Flows. The Consolidated Balance Sheets as at March 31, 2005 and December 31, 2004 and the Consolidated Statements of Cash Flows in the Cumulative Period from Date of Inception February 1, 2000 to March 31, 2005 column has been restated to correct these previous misstatements.  This restatement does not impact on earnings or equity.

The Form 10-QSB as filed on March 31, 2005 was not reviewed by either our former or current independent registered public accounting firms.  This amendment has been submitted for review to our current independent registered public accounting firm and review letter evidencing such review is included herewith.

ITEM 1.  FINANCIAL STATEMENTS (Amended and Restated)

Big Sky Energy Corporation
(a Development Stage Enterprise)
Consolidated Balance Sheets
(Expressed in United States Dollars)

	March 31, 2005	December 31, 2004
ASSETS	(Restated, see Note 26)	(Restated, see Note 26)
CURRENT
Cash and cash equivalents	11,312,037	983,734
Restricted cash	63,040	63,040
Advances to related parties	52,371	21,351
Interest and other receivables	231,741	142,865
Other current asset (Note 6)	-	86,160
Prepaid expenses	1,045,732	484,983
	12,704,921	1,782,133
LONG-TERM
Long-term advances	-	320,885
Advances to related parties	-	24,439
Property and equipment (Note 7)	391,123	384,077
Oil and gas properties (Note 8)	23,951,263	23,246,345
	$37,047,307	$25,757,879
LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Note 9)	623,010	761,158
Short-term interest free loan from ABT LTD (Note 10)	1,426,583	1,340,423
Obligations for social sphere development (Note 11)	1,401,000	1,401,000
Obligations for professional training of personnel (Note 12)	289,200	289,200
Obligations for acquisition of the right for geological information use (Note 13)	758,265	758,265
Signature bonus and penalty payable (Note 15)	61,739	-
Due to related parties (Note 22)	25,565	25,590
	4,585,362	4,575,636
LONG-TERM
Obligations for social sphere development (Note 11)	1,299,961	1,255,325
Obligations for professional training of personnel (Note 12)	313,543	304,641
Obligations for historical cost reimbursement (Note 14)	1,014,386	981,674
Asset retirement obligation (Note 16)	451,551	435,868
Deferred income tax liability (Note 17)	4,806,906	4,806,906
	12,471,709	12,360,050

CONTINUING OPERATIONS (NOTE 4)
COMMITMENTS AND CONTINGENCIES (NOTE 24)

STOCKHOLDERS' EQUITY
Common stock (Note 18	156,248	126,538
$0.001 par value, shares authorized: 150,000,000;
shares issued and outstanding: 97,829,060 (December
31, 2004 – 68,119,460)
Additional paid in capital	62,227,747	43,484,352
Deferred compensation	(5,587,786)	(27,926)
Deficit accumulated during development stage	(32,220,611)	(30,185,135)
	24,575,598	13,397,829
	$37,047,307	$25,757,879

The accompanying notes are an integral part of these condensed consolidated amended and restated financial statements.

Big Sky Energy Corporation
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations and Deficit (unaudited)
(Expressed in United States Dollars)
			Cumulative
			Period From
	Three Months Ended		Date of Inception
	March 31		February 1, 2000
	2005	2004	to March 31, 2005
GENERAL AND ADMINISTRATIVE EXPENSES
(including non-cash compensation of $380,050 (2004-$19,1721))	(2,093,336)	(766,532)	(18,575,855)
DEPRECIATION AND AMORTIZATION	(21,549)	(30,233)	(3,551,436)
ACCRETION	(101,933)	-	(349,321)
	(2,216,818)	(796,765)	(22,476,612)
FOREIGN EXCHANGE GAIN (LOSS)	164,994	-	(61,944)
INTEREST INCOME	16,348	1,822	431,961
LOSS FROM CONTINUING OPERATIONS	(2,035,476)	(794,943)	(22,106,595)

DISCONTINUED OPERATIONS
IMPAIRMENT OF ASSETS	-	-	(8,628,623)
LOSS IN BIG SKY NETWORK CANADA LTD.	-	-	(181,471)
LOSS IN SHEKOU JOINT VENTURE	-	-	(609,607)
LOSS IN CHENGDU JOINT VENTURE	-	-	(1,141,793)
GAIN ON SALE OF SHEKOU JOINT VENTURE	-	-	125,798
GAIN ON SALE OF BIG SKY NETWORK CANADA	-	-	179,935
INCOME (LOSS) ON DISCONTINUED OPERATION	-	(12,016)	141,745
INCOME (LOSS) FROM DISCONTINUED OPERATION	-	(12,016)	(10,114,016)
NET LOSS	(2,035,476)	(806,959)	(32,220,611)

DEFICIT, BEGINNING OF PERIOD	(30,185,135)	(23,393,087)	-

DEFICIT, END OF PERIOD	(32,220,611)	(24,200,046)	(32,220,611)

LOSS PER SHARE
Basic and diluted loss from continuing operations	(0.03)	(0.02)
Basic and diluted on discontinued operations	-	-
Basic and diluted – net loss	(0.03)	(0.02)

SHARES USED IN COMPUTATION
Basic and diluted	78,864,860	38,356,308

The accompanying notes are an integral part of these condensed consolidated amended and restated financial statements.

BIG SKY ENERGY CORPORATION (a Development Stage Enterprise) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (Expressed in United States Dollars)
					Deficit
					Accumulated
			Additional		during the	Total
	Common Stock		Paid-in	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$

Balance,	1,509,850	59,971	-	-	-	59,971
February 1, 2000

Issue of common stock
for the outstanding
shares of China
Broadband (BVI)
Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
agreements at $0.20
per share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
agreements at $1.00
per share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreement at $7.50 per
share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative
Compensation Plan	-	-	163,463	-	-	163,463

Issuance of common
stock to settle legal
fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25
per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)

Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation	-	-	-	1,541,174	-	1,541,174

Deferred compensation	-	-	2,016,920	(2,016,920)	-	-

Alternative
Compensation Plan	682,802	683	(683)	-	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	7,900,000	7,900	1,916,232	-	-	1,924,132

Net loss	-	-	-	-	(3,129,762)	(3,129,762)

Balance,
December 31, 2003	31,096,603	89,516	26,840,474	(1,008,510)	(23,393,087)	2,528,393

Amortization of deferred
Compensation	-	-	-	758,264	-	758,264

Deferred compensation	-	-	(46,500)	46,500	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	100,000	100	24,900	-	-	25,000

Stock issued pursuant to
private placement
agreement at $0.50	24,340,000	24,340	11,515,168	-	-	11,539,508

Stock issued pursuant to
purchase of BSEK	8,000,000	8,000	2,280,000	-	-	2,288,000

Stock issued pursuant to
acquisition of BSEK
royalty interest	681,475	681	415,019	-	-	415,700

Stock issued pursuant to
purchase of BSEA
minority interests	3,500,000	3,500	2,551,500	-	-	2,555,000

Options exercised	101,666	102	4,982	-	-	5,084
Options cancelled	-	-	(175,820)	175,820	-	-
Warrants exercised	299,716	299	74,629	-	-	74,928

Net loss	-	-	-	-	(6,792,048)	(6,792,048)
Balance,
December 31, 2004	68,119,460	126,538	43,484,352	(27,926)	(30,185,135)	13,397,829

Amortization of deferred
Compensation (Note 19)	-	-	-	5,050	-	5,050

Deferred compensation	-	-	5,564,910	(5,564,910)	-	-

Stock issued pursuant to
private placement
agreements at $0.50	27,250,000	27,250	12,716,145	-	-	12,743,395

Stock issued pursuant to
stock awards	750,000	750	374,250	-	-	375,000

Options exercised	1,700,000	1,700	83,300	-	-	85,000

Warrants Exercised	9,600	10	4,790	-	-	4,800

Net loss	-	-	-	-	(2,035,476)	(2,035,476)
Balance,
March 31, 2005	97,829,060	156,248	62,227,747	(5,587,786)	(32,220,611)	24,575,598

The accompanying notes are an integral part of these condensed consolidated amended and restated financial statements.

Big Sky Energy Corporation
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (unaudited)
(Expressed in United States Dollars)
			Cumulative
			Period From
	Three Months Ended		Date of Inception
	March 31,		February 1, 2000
	2005	2004	to March 31, 2005
			(Restated, see Note 26)
CASH FLOWS RELATED TO THE FOLLOWING ACTIVITIES

OPERATIONS
Net loss from continuing operations	(2,035,476)	(794,943)	(22,106,595)
Income (loss) from discontinued operations	-	(12,016)	(10,114,016)
Adjustment for:
Extinguishment of debt	-	-	(1,422,225)
Amortization	25,936	30,233	3,555,823
Accretion	101,933	-	349,321
Unrealized foreign exchange gain	-	-	70,831
Impairment of assets	-	-	8,628,623
Loss in Big Sky Network Canada Ltd.	-	-	337,202
Loss in Shekou joint venture	-	-	609,607
Loss in Chengdu joint venture	-	-	1,141,793
Gain on Sale of Shekou joint venture	-	-	(125,798)
Gain on Sale of Big Sky Network Canada Ltd.	-	-	(179,935)
Non-cash stock compensation	380,050	191,721	3,605,271
Issuance of Common Shares for settlement of
legal fees	-	-	21,062
Changes in operating assets and liabilities
Restricted cash	-	-	(63,040)
Interest and other receivables	140,138	(23,059)	(7,190)
Prepaid expenses	(539,630)	25,297	(1,018,939)
Accounts payable and accrued liabilities	(107,186)	(212,375)	(273,983)
	(2,034,235)	(795,141)	(16,992,188)
FINANCING
Issue of common stock for cash	13,714,777	28,333	40,606,736
Share issuance costs	(881,606)	-	(1,698,777)
Advances for share subscriptions	-	-	(250,000)
Repayment of debt	-	-	(570,000)
Advance from ABT Ltd.(Note 10)	-	-	500,000
	12,833,171	28,333	38,587,959
INVESTING
Oil and gas properties	(406,037)	(45,085)	(1,797,503)
Property and equipment additions	(33,577)	(81,193)	(1,082,467)
Advances paid	-	-	(320,885)

Proceeds from the sale of the
Shekou joint venture (net of costs)	-	-	2,029,200
Investment in Chengdu joint venture	-	-	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	-	-	(2,395,828)
Acquisition of Vector Energy West LLP	-	-	(4,506,502)
Acquisition of Big Sky Energy Kazakhstan Ltd.	-	339,353	339,353
Advances to related parties	(31,019)	(2,465)	(1,367,775)
Changes in non-cash working capital:
Other current asset (Note 6)			(86,160)
Increase in short-term interest free loan to ABT			840,423
	(470,633)	210,610	(10,283,734)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALANTS	10,328,303	(556,198)	11,312,037

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	983,734	1,068,451	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	11,312,037	512,253	11,312,037

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	-	-	-
Cash paid for interest	-	-	-

The accompanying notes are an integral part of these condensed consolidated amended and restated financial statements.

BIG SKY ENERGY CORPORATION (a Development Stage Enterprise) Notes to the Condensed Consolidated Amended and Restated Financial Statements (unaudited) (Expressed in United States Dollars)

1.

BASIS OF PRESENTATION

The condensed consolidated amended and restated financial statements included herein have been prepared by Big Sky Energy Corporation  (the “Corporation”) without audit in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These amended and restated financial statements are condensed and do not include all disclosures required for annual financial statements and accordingly, these amended and restated financial statements and the notes thereto should be read in conjunction with the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, these amended and restated financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Corporation’s condensed financial position at March 31, 2005 and the condensed consolidated results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.

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

Basis of Presentation

These consolidated amended and restated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, Big Sky Energy Kazakhstan (BSEK) and Big Sky Energy Atyrau (BSEA).

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

The fair value of stock options used in computing the pro forma net loss and basic loss per common share was estimated at grant date, determined by the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Dividend yield	0%	0%
Expected volatility	387%	190%
Risk free interest rate	3.5%	3.93%
Expected option life	3 years	5 years

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

4.

CONTINUING OPERATIONS

These consolidated amended and restated financial statements have been prepared on a going concern basis. The Corporation has acquired an oil and gas business and must make certain capital expenditures during the course of the next year and future years (see Note 24). The Corporation's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These consolidated amended and restated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Corporation be unable to continue as a going concern.

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

Vector Energy West LLP

On May 11, 2004, the Corporation, through its 75% owned subsidiary, BSEA, completed the acquisition of 100% of the issued and outstanding charter capital of Vector (a Kazakhstan limited liability partnership). BSEA was incorporated under the laws of Alberta on April 8, 2004 with the Corporation subscribing to 75% of the total shares issued on incorporation. On May 11, 2004, BSEA borrowed $5,000,000 from the Corporation. The funds were paid as follows; $4,506,611 to acquire 100% of the issued and outstanding charter capital of Vector and $570,000 to purchase Vector’s loan from a third party.  At December 31, 2004 the loan balance was $6,434,789 including $177,016 of accrued interest and is eliminated in these consolidated amended and restated financial statements. The amount is unsecured, bears interest at the rate of 5% per annum and is repayable on demand.   The acquired net assets of Vector and consideration given would be as follows:

Oil and gas properties	$11,112,756
Current assets, including cash of $109	5,123
Loan payable	(548,076)
Other current liabilities	(1,308,250)
Non-current liabilities	(4,754,942)
Net assets acquired	$4,506,611

Consideration, paid in cash	$4,506,611

The oil and gas properties include hydrocarbon deposits as well as subsurface use rights over the remainder of the acreage.

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

7.

PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 31, 2005	December 31, 2004
	$	$
Vehicles	82,546	-
Furniture and fixtures	218,549	325,297
Computer hardware and software	86,317	46,382
Leasehold improvements	192,485	178,041
	579,897	549,720
Accumulated amortization	(188,774)	(165,643)
	391,123	384,077

8.

OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	March 31, 2005	December 31, 2004
	(Restated, see Note 26)	(Restated, see Note 26)
	$	$

Subsurface use rights and expenses	6,208,911	6,208,911
Acquisitions costs	14,145,677	14,145,677
Royalty interest	415,700	415,700
Construction Works	840,423	840,423
Exploratory well drilling costs	2,340,552	1,635,634
Oil and gas properties	23,951,263	23,246,345

9.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following amounts are included in accounts payable and accrued liabilities:

	March 31, 2005	December 31, 2004
	$	$

Trade accounts payable	427,611	413,271
Professional fees	115,078	98,802
Office lease	80,321	80,323
Withholding taxes	-	114,363
Other	-	54,399
	623,010	761,158

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

The Company has recorded the amount of $840,423 paid by ABT in performance of the construction works and the amount of $86,160 paid by ABT as its 50% portion of costs incurred in connection with Well No. 10 that are not deemed to be drilling works, as an amounts loaned to the Company by ABT. In the event that the transfer of the Interest is approved by the MEMR, these amounts will be converted into amounts received as consideration for the Interest transferred to ABT.

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

As at March 31, 2005 the short-term interest free loan due to ABT consisted of the following:

	March 31, 2005	December 31, 2004
	$	$

Construction Works incurred by ABT Ltd.	840,423	840,423
Payments for Drilling Works advanced by ABT	500,000	500,000
Dam construction costs incurred by ABT Ltd.	86,160	-
	1,426,583	1,340,423

11.

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

12.

OBLIGATIONS FOR PROFESSIONAL TRAINING OF PERSONNEL

	March 31, 2005	December 31, 2004

Within one year	$289,200	$289,200
In the second to the fifth inclusive	389,800	389,800
Total obligations	679,000	679,000

Less: discount on obligations on professional training of personnel	(76,257)	(85,159)
Present value of obligations on professional training of personnel	602,743	593,841

Amount due for settlement within one year	289,200	289,200
Amount due for settlement after one year	313,543	304,641

Total	$602,743	$593,841

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

14.

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

16.

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

As at December 31, 2004, undiscounted future cash flows that will be required to satisfy the Corporation’s liability by 2009 and 2028 for the Liman-2 field is $930,000. After application of a 15% credit-adjusted risk free discount rate, the present value of the Corporation’s liability at March 31, 2005 is $451,551.  During the three months ended March 31, 2005, the Corporation recorded an accretion expense of $15,683(2004 - $704).

17.

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

18.

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

19.

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

20.

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

21.

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

22.

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

23.

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

24.

COMMITMENTS AND CONTINGENCIES

The Corporation recorded expenses for rental payments under operating leases, net of amounts recovered from sub-lessees, totaling $72,245 for the three months ended March 31 2005. Minimum lease payments under operating leases for the period ending March 31 are as follows:

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

Financial Commitments and Contingencies – KoZhaN

The Corporation, through its interest in KoZhaN, has the following commitments and contingencies.  As these commitments and contingencies are subject to the commencement of commercial production and the Corporation can not determine at this time when it will commence commercial oil and gas production operations, the likelihood of payment of the following commitments and contingencies is currently indeterminable. Consequently no amounts have been recorded as provisions in these amended and restated financial statements for the following commitments and contingencies:

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

Liquidation fund – In accordance with the Subsurface Use Contracts, the Corporation is obliged to establish a liquidation fund to finance the adequate disposal of the Corporation’s oil and gas operations in the amount of 1% of operating costs.  The Corporation is also obliged to apply for approval of this fund with the Government under the contracts, including budget of disposal costs, no later than 2 years before the end of the exploration phase and start of the production phase. Although the Corporation has not yet carried out major exploration activities to date, the Corporation has recorded an asset retirement obligation for certain wells in these amended and restated financial statements. Upon achieving an agreement with the Government, this asset retirement obligation may be considered as part of the contractually required liquidation fund.

-

Upon awarding of a new tender for subsurface use rights, KoZhaN shall pay a $0.05 bonus based on total oilfield reserves as defined in the State Balance of Reserves (Oil) of Kazakhstan as of January 1, 2000, equivalent to proven recoverable reserves.

e)

Contingencies related to purchase of geological information from the Government – In accordance with the Purchase Agreements concluded with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan on July 10, 2002, the Corporation may incur a penalty for delaying payment for the geological information purchases from the Government relating to the Morskoe, Karatal and Dauletaly oilfields at a rate of 10% per annum. Payments for the geological information purchase for the Karatal and Dauletaly oilfields were made by the Corporation with a significant delay. Management believes that the obligation for the penalty is not probable and thus no provision has been recognized in the amended and restated financial statements for this amount.

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

h)

Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Corporation is obliged to pay to the Government a commercial discovery bonus in the amount of 0.1% of the value of proved reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan.  As at March 31, 2005, a commercial discovery has not been made as so no accrual for any bonus has been made in these amended and restated financial statements.

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

Financial Commitments and Contingencies – Vector Energy West  LLP

The Corporation, through its interest in Vector, has the following commitments and contingencies.  As these commitments and contingencies are subject to the commencement of commercial production and the Corporation can not determine at this time when it will commence commercial oil and gas production operations, the likelihood of payment of the following commitments and contingencies is currently indeterminable. Consequently, no amounts have been recorded as provisions in these amended and restated financial statements for the following commitments and contingencies:

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
3.

Develop the Business, Property and Liability Risk Insurance Program and to submit it for approval to the Competent Body. The Corporation has appointed AIG as its Insurance Underwriter but as at the date of these amended and restated financial statements the Business, Property and Liability Risk Insurance Program has not yet been submitted to the Competent Body;

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

c)

Commitment to reimburse historical costs of the Government – In accordance with the Subsurface Use Contract, the Corporation is obliged to reimburse to the Government for historical costs incurred at the expense of the Government on the Atyrau oilfield. The total amount reimbursable is $22,507,380. From this amount, $112,537 was paid to the Government in 2003. The remaining amount of $22,394,843 is expected to be settled according to a payment schedule to be agreed between the Corporation and the Government not later than 120 days after approval of the hydrocarbon reserves. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Corporation in respect of the remaining amount of $22,394,843. No approval of the hydrocarbon reserves has been applied for or received as at March 31, 2005 and December 31, 2004 and so no provision in respect of the remaining amount has been made in these amended and restated financial statements.

d)

Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Corporation is obliged to pay to the Government a commercial discovery bonus in the amount of 0.1% of the value of approved recoverable reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Corporation in respect of the commercial discovery bonus. No approval of the hydrocarbon reserves has been applied for or received as at March 31, 2005 and December 31, 2004 and so no provision in respect of the commercial discovery bonus has been made in these amended and restated financial statements.

25.

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

26.

RESTATEMENT

Subsequent to the issuance of the Company’s unaudited March, 31 2005 financial statements, the Company’s management determined that its belief that no obligation would exist to repay ABT Ltd. for costs they incurred or advanced to KoZhan LLP in relation to the Morskoe oil field under the farm-out agreement signed October 12, 2004 (see Note 10), should Ministry approval not be received on the transfer of 45% of the subsurface rights of the Morskoe licence to ABT Ltd., was incorrect, and that in fact an obligation would exist to repay ABT Ltd. for all costs incurred or advanced by them relating to the Morskoe oil field should Ministry approval not be received.  As a result, the “Short-Term Interest Free Loan from ABT Ltd” liability account, the “Oil and Gas Properties” asset account and the “Other Current Asset” account were understated in the amounts of $1,174,423, $1,088,263, and $86,160 respectively as previously reported on the Consolidated Balance Sheets as at December 31, 2004 included in the March 31, 2005 Form 10-QSB. Also, the “Short-Term Interest Free Loan to ABT Ltd” liability account and the “Oil and Gas Properties” asset account were understated in the amount of $1,260,583 as previously reported on the Consolidated Balance Sheets as at March 31, 2005 included in the March 31, 2005 Form 10-QSB. The error described above also resulted in an understatement in cash flow from financing activities in the amount of $334,000 and an overstatement in cash flow from investing activities in the amount of $334,000 in the Cumulative Period from Date of Inception column on the

Consolidated Statements of Cash Flows. The Consolidated Balance Sheets as at March 31, 2005 and December 31, 2004 and the Consolidated Statements of Cash Flows in the Cumulative Period from Date of Inception February 1, 2000 to March 31, 2005 column has been restated to correct these previous misstatements.  This restatement does not impact earnings or equity.

The changes to the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as at March 31, 2005 and December 31, 2004 can be summarized as follows:

Affected Statements & Accounts	At March 31, 2005		At December 31, 2004 & Cumulative Period From Date of Inception (for Statements of Cash Flows)

	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance Sheets:
Other current asset	-	-	-	86,160
Total Current assets	-	-	1,695,973	1,782,133
Oil and gas properties	22,690,680	23,951,263	22,158,082	23,246,345
Total Assets	35,786,724	37,047,307	24,583,455	25,787,879
Short-term interest free loan from ABT Ltd	166,000	1,426,583	166,000	1,340,423
Total Current Liabilities	3,324,779	4,585,362	3,401,213	4,575,636
Total Liabilities	12,299,389	13,559,972	11,185,627	12,360,050
Total Liabilities and Equity	35,786,724	37,047,307	24,583,455	25,757,879
Statements of Cash Flows:
Financing:
Advance from ABT Ltd.	-	-	166,000	500,000
Total Cash Flow from Financing	-	-	38,253,959	38,587,959
Investing:
Capital Expenditure-oil and gas properties	-	-	(709,240)	(1,797,503)
Cash flow from non-cash working capital:
Advance to ABT Ltd.	-	-	-	(86,160)
Increase in short-term loan interest free loan from ABT Ltd	-	-	-	840,423
Total Cash Flow from Investing	-	-	(9,949,734)	10,283,734)

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

The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated amended and restated financial statements included in this report.  We have derived the statements of operations data and the information as at and for the three month period ended March 31, 2005 and 2004 from unaudited condensed consolidated amended and restated financial statements and from our audited consolidated amended and restated financial statements for the year ended December 31, 2004.

The Balance Sheet Data for 2004 summarized below has been restated due to a correction of an error. Please refer to Note 26 of the Notes to the Amended and Restated Consolidated Financial Statements for a description of the restatement.

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	THREE MONTH PERIOD ENDED MARCH 31, 2005	THREE MONTH PERIOD ENDED MARCH 31, 2004	PERIOD FROM FEBRUARY 1, 2000 TO MARCH 31, 2005
Loss from Continuing Operations	($2,035,476)	($794,943)	($22,106,595)
Loss from Discontinued Operations	($2,035,476)	($12,016)	($10,114,016)
Net loss	-	$806,959	($32,220,611)
Basic and diluted (loss) per share	($0.03)	($0.02)
Basic and diluted weighted average common shares outstanding	78,864,860	38,356,308

Balance Sheet Data:

	March 31, 2005 (As Restated)	December 31, 2004 (As Restated)
Cash and cash equivalents	$11,312,037	$983,734
Working capital	$8,119,559	($2,793,503)
Total assets	$37,047,307	$25,757,879
Total stockholders’ equity	$24,575,598	$13,397,829

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

Expenses

During the three months ended March 31, 2005 and 2004, we incurred operating expenses of $2,093,336 and $766,532 respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	THREE MONTH PERIOD ENDED MARCH 31, 2005	THREE MONTH PERIOD ENDED MARCH 31, 2004	PERIOD FROM FEBRUARY 1, 2000 TO MARCH 31, 2005
Office Costs	1,910,429	$629,361	$19,240,633
Professional Services	100,763	$75,138	$2,825,213
Investor Relations	82,144	$62,033	$1,497,000
Extinguishment of debt	$-	-	($1,422,225)
Miscellaneous	$-	-	$212,114
TOTAL	2,093,336	$766,532	$18,575,855

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

As of March 31, 2005, we had cash and cash equivalents of $11,312,037 that were included in the working capital surplus of $8,119,559.  This compared to a working capital deficit of $2,793,503 at December  31, 2004.

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

The Company has recorded the amount of $840,423 paid by ABT in performance of the construction works and the amount of $86,160 paid by ABT as its 50% portion of costs incurred in connection with Well No. 10 that are not deemed to be drilling works, as an amounts loaned to the Company by ABT. In the event that the transfer of the Interest is approved by the MEMR, these amounts will be converted into amounts received as consideration for the Interest transferred to ABT.

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

		Exploration phase			Production phase
Time period	Total	Within 1 year	1 - 3 years	3 - 5 years	Over 5 years
Estimated dates		2005	2006 – 08	2009-10	2011	2012	2013	2014	–2014-2030
Production levels (tonnes of oil) (One tonne of oil equals approximately 7.4 barrels)					4,000t	40,000t	150,000t	250,000t	Over 250,000t

Operating leases	$348,800	$174,900	$173,900	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil

Historical costs (Owed to Kazakhstan Government)	11,424,278					182,012	182,012	700,948	10,359,306
Short-term interest free loan from ABT Ltd.	1,426,583	1,426,583
Social sphere development liability (Astana and Atyrau)	3,030,000					151,500	151,500	151,500	2,575,500
Social development commitment (Astana and Atyrau)	1,389,000					69,450	69,450	69,450	1,180,650
Investment commitment (Including investment in local personnel)	121,900,000	1,500,000*	3,000,000*	8,500,000*		5,445,000	5,445,000	5,445,000	92,565,000
Liquidation fund (Obligations incurred to date)	40,000								40,000
Commercial production milestone payments	1,300,000				100,000	300,000	400,000	500,000	-

Total	$140,858,661	$3,101,483	$3,173,900	$ 8,500,000	$ 100,000	$6,147,962	$6,247,962	$6,866,898	$106,720,456

* As disclosed in Note 24 (g) to the consolidated amended and restated financial statements, we are obliged to spend $14,000,000 during the exploration phase, which is expected to end in 2009. As we are entitled to make these payments at any point over the exploration period, the timing of payments presented in the table reflects management’s estimate as to when these expenditures will be incurred by us.

The following commitments have been excluded based on the inability to estimate the timing

* As disclosed in Note 24 to the consolidated amended and restated financial statements, we are obliged to spend $16.43 million during the exploration phase, which is expected to end in 2009. As we are entitled to make these payments at any point over the exploration period, the timing of payments presented in the table reflects management’s estimate as to when these expenditures will be incurred by us.

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

See Note 25 to the Consolidated Financial Statements.

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

Subsequent to the discovery of the accounting error which was the causation of our current restatement, we carried out an evaluation, under the supervision and with the participation of our management and Audit Committee, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures while designed to provide reasonable assurance that information required to be disclosed in the reports the Corporation files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, lacked in rigor and application and disclosure controls were not functioning.

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

In conjunction with external experts, we will continue to identify, develop and implement remedial measures to address these inadequacies and implement best practice in our internal controls over financial reporting.

Changes in Internal Controls

The Company’s internal controls over financial reporting have changed as disclosed above.

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

In March 2005 Big Sky issued 1,785,000 restricted shares of common stock to four option holders who exercised their options under Big Sky’s 2000 Stock Award Plan.

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

On April 18, 2005, Deloitte & Touche LLP (“Deloitte & Touche”), the principal accountant previously engaged to audit our amended and restated financial statements, resigned as our independent registered chartered accountants. Deloitte & Touche audited our consolidated financial statements for two most recent years ended December 31, 2004.

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

Big Sky Energy Corporation
Date: November 14, 2005	By:	/s/ S.A. Sehsuvaroglu Name: S.A. Sehsuvaroglu Title: Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2005	By:	/s/ Bruce H. Gaston Name: Bruce H. Gaston Title: Chief Financial Officer (Principal Accounting Officer)