Form 10QSB/A
period 2005-06-30
BIG SKY ENERGY CORP
filed 2005-11-16
CIK 1075247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

_________________________

FORM 10-QSB

Amendment No 3

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________

Commission file number 000-28345

Big Sky Energy Corporation

  (Exact name of small business issuer as specified in its charter)

NEVADA	72-1381282
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suite 750, 440 – 2nd Avenue SW Calgary, Alberta, Canada T2P 5E9
(Address of principal place of business or intended principal place of business)

(403) 234-8282
 (Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    Ö       No

The number of outstanding common shares, with $0.001 par value, of the registrant at June 30, 2005 was 98,458,565 and 97,963,400 on November 14, 2005.

Transitional Small Business Disclosure Format (check one): Yes           No     Ö

Big Sky Energy Corporation

INDEX TO THE FORM 10-QSB

For the quarterly period ended June 30, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Big Sky Energy Corporation

Almaty, Kazakhstan

We have reviewed the condensed consolidated balance sheet of Big Sky Energy Corporation as of June 30, 2005, and the related condensed consolidated statements of operations and deficit, stockholders’ equity and cash flows for the three-month period ended June 30, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB/A3 for the period ended June 30, 2005.  We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  These interim financial statements are the responsibility of the Company’s management.

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

BDO Kazakhstanaudit, LLP

Almaty, Kazakhstan

November 1, 2005

PART I

Big Sky Energy Corporation (“Big Sky” or the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-QSB/A for the year ended June 30, 2005 (this “Amendment”) to reflect the amendment and restatement of its Consolidated Financial Statements for the year ended December 31, 2004 and the interim period ended June 30, 2005 to reflect adjustments determined to be necessary as a result of an internal investigation of the treatment of certain portions of an farm-out agreement entered into by one of its subsidiaries.

The Quarterly Report on Form 10-QSB for the period ended June 30, 2005 was initially filed with the Securities and Exchange Commission on August 22, 2005 and Amendment No. 1 thereto was filed on August 29, 2005. This Amendment No. 3 on Form 10-QSB/A is being filed to reflect restatements of the following financial statements:

•

Consolidated balance sheets as at June 30, 2005 and December 31, 2004;

•

Consolidated statements of cash flows for the period ended June 30, 2005;

•

and to make certain conforming changes.

Big Sky Energy Corporation is filing this Amendment No. 3 to its Form 10-QSB of June 30, 2005 - for the following reason:

Subsequent to the issuance of the Company’s unaudited June, 30 2005 financial statements, the Company’s management determined that its belief that no obligation would exist to repay ABT Ltd. for costs they incurred or advanced to KoZhan LLP in relation to the Morskoe oil field under the farm-out agreement signed October 12, 2004 (see Note 10), should Ministry approval not be received on the transfer of 45% of the subsurface rights of the Morskoe licence to ABT Ltd., was incorrect, and that in fact an obligation would exist to repay ABT Ltd. for all costs incurred or advanced by them relating to the Morskoe oil field should Ministry approval not be received.  As a result, the “Short-Term Interest Free Loan From ABT Ltd” liability account, the “Oil and Gas Properties” asset account and the “Other Current Asset” account were understated in the amounts of $1,174,423, $1,088,263, and $86,160 respectively as previously reported on the Consolidated Balance Sheets as at December 31, 2004 included in the June 30, 2005 Form 10-QSB. Also, the “Short-Term Interest Free Loan from ABT Ltd” liability account and the “Oil and Gas Properties” asset account were understated in the amount of $1,088,263 as previously reported on the Consolidated Balance Sheets as at June 30, 2005 included in the June 30, 2005 Form 10-QSB. The error described above also resulted in an understatement in cash flow from financing activities in the amount of $334,000 and an overstatement in cash flow from investing activities in the amount of $334,000 in the Cumulative Period from Date of Inception column on the Consolidated Statements of Cash Flows. The Consolidated Balance Sheets as at June 30, 2005 and December 31, 2004 and the Consolidated Statements of Cash Flows in the Cumulative Period from Date of Inception February 1, 2000 to June 30, 2005 column has been restated to correct these previous misstatements.  This restatement does not impact on earnings or equity.

The Form 10-QSB as filed on June 30, 2005 was not reviewed by either our former or current independent registered public accounting firms.  This amendment has been submitted for review to our current independent registered public accounting firm and review letter evidencing such review is included herewith.

ITEM 1.  FINANCIAL STATEMENTS

BIG SKY ENERGY CORPORATION
(a Development Stage Enterprise)
Condensed Consolidated Balance Sheets (unaudited)
(Expressed in United States Dollars)

	June 30, 2005 (Restated, see Note 26)	December 31, 2004 (Restated, see Note 26)
ASSETS
CURRENT
Cash and cash equivalents	5,827,209	983,734
Restricted cash	76,040	63,040
Advances to related parties	111,325	21,351
Interest and other receivables	154,028	142,865
Other current asset (Note 6)		86,160
Prepaid expenses	1,830,905	484,983
	7,999,507	1,782,133
CAPITAL ASSETS
Long-term advances	-	320,885
Advances to related parties	-	24,439
Property and equipment (Note 7)	446,013	384,077
Oil and gas properties (Notes 5, 8)	27,010,224	23,246,345
	$35,455,744	$25,757,879
LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Notes 9, 15)	1,086,977	761,158
Short-term interest free loan from ABT LTD (Note 10)	1,426,582	1,340,423
Obligations for social sphere development (Note 11)	1,401,000	1,401,000
Obligations for professional training of personnel (Note 12)	289,200	289,200
Obligations for acquisition of the right for geological information use (Note 13)	758,265	758,265
Due to related parties (Note 22)	25,565	25,590
	4,987,589	4,575,636
LONG-TERM
Obligations for social sphere development (Note 11)	1,346,187	1,255,325
Obligations for professional training of personnel (Note 12)	324,692	304,641
Obligations for historical cost reimbursement (Note 14)	1,058,866	981,674
Asset retirement obligation (Note 16)	467,607	435,868
Deferred income tax liability (Note 17)	4,806,906	4,806,906
	12,991,847	12,360,050
COMMITMENTS AND CONTINGENCIES (NOTE 24)

STOCKHOLDERS' EQUITY
Common stock (Note 18)	156,878	126,538
$0.001 par value, shares authorized: 150,000,000;
shares issued and outstanding: 98,458,565 (December
31, 2004 – 68,119,460)
Additional paid in capital	61,720,926	43,484,352
Deferred compensation	(4,341,242)	(27,926)
Deficit accumulated during development stage	(35,072,665)	(30,185,135)
	22,463,897	13,397,829
	$35,455,744	$25,757,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG SKY ENERGY CORPORATION
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations & Deficit (unaudited)
(Expressed in United States Dollars)
					Cumulative
					Period From
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2005	2004	2005	2004	June 30, 2005
	$	$	$	$	$
GENERAL AND ADMINISTRATIVE EXPENSES
(including non-cash compensation (recovery) of $493,100 for the three months ended June 30, 2005 (2004 – ($177,541)) and $873,150 for the six months ended June 30, 2005 (2004 - $14,179)	(2,563,352)	(817,914)	(4,652,301)	(1,584,446)	(21,134,820)
AMORTIZATION	(21,175)	(63,293)	(47,111)	(93,526)	(3,576,998)
ACCRETION	(117,910)	(36,153)	(219,843)	(36,153)	(467,231)
	(2,702,437)	(917,360)	(4,919,255)	(1,714,125)	(25,179,049)

FOREIGN EXCHANGE GAIN (LOSS)	(220,205)	(7.093)	(55,211)	(7,093)	(282,149)
INTEREST INCOME	70,588	413	86,936	2,235	502,549
LOSS FROM CONTINUING OPERATIONS	(2,852,054)	(924,040)	(4,887,530)	(1,718,983)	(24,958,649)

DISCONTINUED OPERATIONS
IMPAIRMENT OF ASSETS					(8,628,623)
LOSS IN BIG SKY NETWORK CANADA LTD.	--	--	--	--	(181,471)
LOSS IN SHEKOU JOINT VENTURE	--	--	--	--	(609,607)
LOSS IN CHENGDU JOINT VENTURE	--	--	--	--	(1,141,793)
GAIN ON SALE OF SHEKOU	--	--	--	--	125,798
GAIN ON SALE OF BIG SKY NETWORK CANADA LTD.	--	--	--	--	179,935
INCOME (LOSS) ON DISCONTINUED OPERATIONS	--	(13,315)	--	(25,331)	141,745

NET LOSS	(2,852,054)	(937,355)	(4,887,530)	(1,744,314)	(35,072,665)

DEFICIT, BEGINNING OF PERIOD	(32,220,611)	(24,200,046)	(30,185,135)	(23,393,087)	-

DEFICIT, END OF PERIOD	$(35,072,665)	$(25,137,401)	$(35,072,665)	$(25,137,401)	$(35,072,665)

LOSS PER SHARE
Basic and diluted	$(0.03)	$ (0.02)	$(0.05)	$ (0.04)

SHARES USED IN COMPUTATION
Basic and diluted	98,237,202	41,615,500	88,604,545	43,234,825

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

BIG SKY ENERGY CORPORATION
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (unaudited)
(Expressed in United States Dollars)
					Cumulative
					Period From
					Date of
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2005	2004	2005	2004	June 30, 2005
CASH FLOWS RELATED TO THE					(Restated, see Note 26)
FOLLOWING ACTIVITIES

OPERATIONS
Net loss from continuing operations	$(2,852,054)	$ (924,040)	$(4,887,530)	$(1,718,983)	$(24,958,649)
Income from discontinued operations		(13,315)	-	(25,331)	(10,114,016)
Adjustment for:
Extinguishment of debt	-	21,924		21,924	(1,422,225)
Depreciation and amortization	21,175	63,293	47,111	93,526	3,576,998
Accretion	117,910	36,153	219,843	36,153	467,231
Unrealized foreign exchange gain	--	--	--	--	70,831
Impairment of assets	--	--	--	--	8,628,623
Loss in Big Sky Network Canada Ltd.	--	--	--	--	337,202
Loss in Shekou joint venture	--	--	--	--	609,607
Loss in Chengdu joint venture	--	--	--	--	1,141,793
Gain on sale of Big Sky Network Canada Ltd.	--	--	--	--	(179,935)
Gain on sale of Shekou joint venture	--	--	--	--	(125,798)
Non-cash stock compensation (Note 19)	493,100	(177,541)	873,050	14,179	4,098,371
Issuance of Common Shares for settlement
of legal fees	--	--	--	--	21,062
Changes in operating assets and liabilities, net of the effect of acquisitions
Restricted cash	(13,000)	--	(13,000)	--	(76,040)
Interest and other receivable	(122,223)	(94,113)	17,915	(117,172)	(129,413)
Prepaid expenses	(784,263)	(97,933)	(1,323,893)	(72,635)	(1,803,202)
Accounts payable and accrued liabilities	(655,257)	556,222	(762,442)	343,847	(929,239)
	(3,794,612)	(629,350)	(5,828,846)	(1,424,491)	(20,786,799)
INVESTING
Oil and gas properties	(1,803,957)	(408,699)	(2,209,994)	(453,784)	(3,601,460)
Fixed asset additions	(74,558)	(121,117)	(108,135)	(202,310)	(1,157,026)
Advances paid	--	--	--	--	(320,885)
Advances (repayments) to related parties	(58,954)	1,357	(89,973)	(1,108)	(1,426,729)
Proceeds from sale of Shekou joint
venture (net of costs)	--	--	--	--	2,029,200
Investment in Chengdu joint venture	--	--	--	--	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	--	--	--	--	(2,395,828)
Acquisition of Big Sky Energy Kazakhstan Ltd.	--	--		339,353	339,353

Acquisition of Vector Energy West LLP, net of cash acquired		(4,506,502)		(4,506,502)	(4,506,502)
Changes in non-cash working capital:
Other current asset (Note 6)	--	--	--	--	(86,160)
Increase in short-term interest free loan to ABT	--	--	--	--	840,423
	(1,937,469)	(5,034,961)	(2,408,102)	(4,824,351)	(12,221,204)

FINANCING
Issue of common stock for cash	247,253	6,851,676	13,962,029	6,880,009	40,853,989
Stock issuance costs		(215,512)	(881,606)	(215,512)	(1,698,777)
Advances from ABT Ltd. (Note 10)	-	--	-	--	500,000
Repayment of advances for share subscriptions		(250,000)		(250,000)	(250,000)
Repayment of debt		(570,000)		(570,000)	(570,000)
	247,253	5,816,164	13,080,423	5,844,497	38,835,212

NET DECREASE (INCREASE) IN CASH
AND CASH EQUIVALANTS	(5,484,828)	151,853	4,843,475	(404,345)	5,827,209

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	11,312,037	512,253	983,734	1,068,451	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$5,827,209	664,106	$5,827,209	664,106	$5,827,209

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

The fair value of stock options used in computing the pro forma net loss and basic loss per common share was estimated at grant date, determined by the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Dividend yield	0%	0%
Expected volatility	150%	190%
Risk free interest rate	3.5%	3.93%
Expected option life	3 years	5 years

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

The oil and gas properties consist of subsurface use rights to previously-discovered hydrocarbon deposits

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

The oil and gas properties include previously discovered hydrocarbon deposits as well as subsurface use rights over the remainder of the acreage.

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

For the six months ended June 30, 2004, the Company has determined the following pro-forma information for the BSEK and BSEA business combination:

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

7.

PROPERTY AND EQUIPMENT

Property and equipment consist of:

	June 30, 2005	December 31, 2004
	$	$
Vehicles	83,054	-
Furniture and fixtures	262,681	325,297
Computer hardware and software	139,224	46,382
Leasehold improvements	178,042	178,041
	663,001	549,720
Accumulated amortization	(216,988)	(165,643)
	446,013	384,077

8.

OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	June 30, 2005	December 31, 2004
	(As Restated)	(As Restated)
	$	$

Subsurface use rights and expenses	6,208,911	6,208,911
Acquisitions costs	14,145,677	14,145,677
Royalty interest	415,700	415,700
Construction Works	840,423	840,423
Drilling costs	5,399,513	1,635,634
Oil and gas properties	27,010,224	23,246,345

9.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following amounts are included in accounts payable and accrued liabilities:

	June 30, 2005	December 31, 2004
	$	$

Trade accounts payable	918,012	413,271

Professional fees	106,565	98,802
Office lease	53,356	80,323
Withholding taxes	9,044	114,363
Other	-	54,399
	$1,086,977	$761,158

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

As at June 30, 2005 the short-term interest free loan due to ABT consisted of the following:

	June 30, 2005	December 31, 2004
	$	$

Construction Works incurred by ABT	840,423	840,423
Payments for Drilling Works advanced by ABT	500,000	500,000
Dam construction costs incurred by ABT	86,160	-
	1,426,583	1,340,423

11.

OBLIGATIONS ON SOCIAL SPHERE DEVELOPMENT

In accordance with the Subsurface Use Contracts, the Corporation is committed to contribute to social sphere development of Astana and Atyrau cities in the total amount of $3,030,000 for all oilfields during the exploration phase.  All Subsurface Use Contracts establish the exploration phase as 6 years from 2003 to 2009, and the production phase as 25 years from 2009 to 2034. During the term ended, June 30, 2005, the Corporation had not made any payments. These payments are due over the period from 2003 to 2008.  Management believes that the Corporation will meet this obligation within the exploration phase and payment timing will not terminate or deteriorate terms of the Subsurface Use Contracts. Payment of these obligations is to be made according to a payment schedule agreed to between the Corporation and the Government. The non-current portion of these obligations is discounted at 15% being the estimated credit-adjusted risk free discount rate, giving a total discounted obligation of $2,747,187. The accretion expense for the three month period ended June 30, 2005 was $46,226 (2004 -$330) and the six month period ended June 30, 2005 was $90,862 (2004 -$21,781).

12.

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

These obligations are discounted at 15%, being the estimated credit-adjusted risk free discount rate, giving a present value of obligation of $1,058,866 as at June 30, 2005.  The accretion expense for the three month period ended June 30, 2005 was $44,480 (2004 -$4,964) and the six month period ended June 30, 2005 was $77,192 (2004 -$4,964).

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

19.

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

During 2005, 1,611,000 (2004 – 1,042,715) warrants were granted at a price of $0.50 per share under the terms of an agency agreement in connection with a private placement. In February 2005, 9,600 warrants were exercised for cash proceeds of $4,800. In April 2005, 479,505 warrants were exercised for cash proceeds of $239,753 and 50,000 warrants expired.

21.

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

22.

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

25.

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

26.

RESTATEMENT

Subsequent to the issuance of the Company’s unaudited June, 30 2005 financial statements, the Company’s management determined that its belief that no obligation would exist to repay ABT Ltd. for costs they incurred or advanced to KoZhan LLP in relation to the Morskoe oil field under the farm-out agreement signed October 12, 2004 (see Note 10), should Ministry approval not be received on the transfer of 45% of the subsurface rights of the Morskoe licence to ABT Ltd., was incorrect, and that in fact an obligation would exist to repay ABT Ltd. for all costs incurred or advanced by them relating to the Morskoe oil field should Ministry approval not be received.  As a result, the “Short-Term Interest Free Loan to ABT Ltd” liability account, the “Oil and Gas Properties” asset account and the “Other Current Asset” account were understated in the amounts of $1,174,423, $1,088,263, and $86,160 respectively as previously reported on the Consolidated Balance Sheets as at December 31, 2004 included in the June 30, 2005 Form 10-QSB. Also, the “Short-Term Interest Free Loan from ABT Ltd” liability account and the “Oil and Gas Properties” asset account were understated in the amount of $1,088,263 as previously reported on the Consolidated Balance Sheets as at June 30, 2005 included in the June 30, 2005 Form 10-QSB. The error described above also resulted in an understatement in cash flow from financing activities in the amount of $334,000 and an overstatement in cash flow from investing activities in the amount of $334,000 in the Cumulative Period from Date of Inception column on the Consolidated Statements of Cash Flows. The Consolidated Balance Sheets as at June 30, 2005 and December 31, 2004 and the Consolidated Statements of Cash Flows in the Cumulative Period from Date of Inception February 1, 2000 to June 30, 2005 column has been restated to correct these previous misstatements.  This restatement does not impact earnings or equity.

The changes to the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as at June 30, 2005 and December 31, 2004 can be summarized as follows:

Affected Statements & Accounts	Period ended June 30, 2005		At December 31, 2004 & Cumulative Period From Date of Inception (for Statements of Cash Flows)

	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance Sheets:
Other current asset	-	-	-	86,160
Total Current assets	-	-	1,695,973	1,782,133
Oil and gas properties	25,921,961	27,010,224	22,158,082	23,246,345
Total Assets	34,367,481	35,455,744	24,583,455	25,757,879
Short-term interest free loan from ABT Ltd	338,319	1,426,582	166,000	1,340,423
Total Current Liabilities	3,899,326	4,987,589	3,401,213	4,575,636
Total Liabilities	11,903,584	12,991,847	11,185,627	12,360,050
Total Liabilities and Equity	34,367,481	35,455,744	24,583,455	25,757,879
Statements of Cash Flows:
Financing:
Advance from ABT Ltd.	172,319	-	338,319	500,000
Total Cash Flow from Financing	13,252,742	13,080,423	38,673,531	38,835,212
Investing:
Capital Expenditure-oil and gas properties	(2,382,313)	(2,209,994)	(2,685,516)	(3,601,460)
Cash flow from non-cash working capital:
Advance to ABT Ltd.	-	-	-	(86,160)
Increase in short-term loan interest free loan from ABT Ltd	-	-	-	840,423
Total Cash Flow from Investing	(2,580,421)	(2,408,102)	(12,059,523	(12,221,204)

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

The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated amended and restated financial statements and notes to such consolidated amended and restated financial statements included in this report.  We have derived the statements of operations data and the information as at and for the three month period ended June 30, 2005 and 2004 from unaudited condensed consolidated amended and restated financial statements and from our audited consolidated amended and restated financial statements for the year ended December 31, 2004.

The Balance Sheet Data for 2004 summarized below has been restated due to a correction of an error. Please refer to Note 26 of the Notes to the Amended and Restated Consolidated Financial Statements (unaudited) for a description of the restatement.

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	THREE MONTH PERIOD ENDED JUNE 30, 2005	THREE MONTH PERIOD ENDED JUNE 30, 2004	SIX MONTH PERIOD ENDED JUNE 30, 2005	SIX MONTH PERIOD ENDED JUNE 30, 2004	PERIOD FROM FEBRUARY 1, 2000 TO JUNE 30, 2005
Loss from Continuing Operations	($2,852,054)	($924,040)	($4,887,530)	($1,718,983)	($24,958,649)
Loss from Discontinued Operations	-	($13,315)		($25,331)	($10,114,016)
Net Loss	($2,852,054)	($937,355)	($4,887,530)	($1,744,314)	($35,072,665)
Basic and diluted (loss) per share	($0.03)	($0.02)	($0.05)	($0.04)	-
Basic and diluted weighted average common shares outstanding	98,237,202	41,615,500	88,604,545	43,234,825	-

Balance Sheet Data:

	June 30, 2005 (As Restated)	December 31, 2004 (As Restated)
Cash and cash equivalents	$5,827,209	$983,734
Working capital	$3,011,918	($2,793,503)
Total assets	$35,455,744	$25,757,879
Total stockholders’ equity	$22,463,897	$13,397,829

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

On April 19, 2005, Big Sky executed a Letter of Intent with Sun Drilling LLP wherein Sun Drilling LLP agreed to provide turnkey drilling services for a minimum of two wells in the Morskoe Field on behalf of KoZhaN and a minimum of 10 wells in the Atyrau Block for Vector.  The drilling schedule for Morskoe is set to commence in approximately May 2005 with the Atyrau block drilling schedule projected to start in July/August 2005.

Big Sky raised over $13.7 million in equity capital in the first three months of 2005 and anticipates the completion of a private placement raising approximately $42m in Q2-Q3 2005. During 2004, Big Sky raised US$12 million of new common equity.  While access to the capital markets is always subjective, the current levels of energy prices support investor interest in financing new projects. Big Sky is basing its growth strategies on attaining a sustainable level of cash flow from energy development of existing licenses while securing additional licenses subject to available financing on economic terms.

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

As of June 30, 2005, we had cash and cash equivalents of $5,827,209 that were included in the working capital surplus of $3,011,918.  This compared to a working capital deficit of $2,793,503 at December 31, 2004.

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

			Exploration phase	Production phase
Time period	Total	Within 1 year	1 - 3 years	3 - 5 years	Over 5 years
Estimated dates		2005	2006 – 08	2009-10
Production levels (tonnes of oil) (One tonne of oil equals approximately 7.4 barrels)		694,000			694,000

Operating leases	$348,800	$174,900	$173,900	$Nil	$Nil
Historical costs (Owed to Kazakhstan Government)	11,424,278	-	-	-	11,424,278
Short-term interest free loan from ABT Ltd.	1,426,583	1,426,583
Social sphere development liability (Astana and Atyrau)	3,030,000	-	-	-	3,030,000
Social development commitment (Astana and Atyrau)	1,389,000	-	-	-	1,389,000
Investment commitment (Including investment in local personnel)	121,900,000	1,500,000*	3,000,000*	8,500,000*	108,900,000
Liquidation fund (Obligations incurred to date)	280,000	-	-	-	280,000
Commercial production milestone payments	1,300,000	-	-	-	1.300,000

Total	$140,858,661	$3,101,483	$3,173,900	$ 8,500,000	$126,323,278

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

PLAN OF OPERATION

Currently, our management expects that we have sufficient working capital surplus to fund our operations through December 2006, without including the costs of a drilling program or acquisitions of other potential fields,  As at June 30, 2005 Big Sky was actively engaged in a private placement with a view to raising $42million in new common equity, together with the proceeds of the financing exercise of February 2005, we expect to have sufficient working capital to fund our operations and carry out a significant portion of our annual work commitments.

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

Reference Footnote 25 of Condensed Consolidated Financials Statements incorporated in this filing.

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

Subsequent to the discovery of the accounting error which was the causation of our current restatement, we carried out an evaluation, under the supervision and with the participation of our management and Audit Committee, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures while designed to provide reasonable assurance that information required to be disclosed in the reports the Corporation files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, were lackng in rigor and application and disclosure controls were not functioning.

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

In conjunction with external service providers, we will continue to identify, develop and implement remedial measures to address these inadequacies and failures and implement best practice in our internal controls over financial reporting.

Changes in Internal Controls

The Company’s internal controls over financial reporting identified in connection with the evaluation above during the period covered by this Annual Report changed as noted above.

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

31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1)	Previously filed on Form 10-QSB on May 21, 2004
(2)	Previously filed on Form 8-K on October 31, 2003.
(3)	Previously filed on Form SB-2 on February 19, 2004
(4)	Previously filed on Form 10-KSB on March 30, 2004.
(5)	Previously filed on Form 8-K on May 18, 2004
(6)	Previously filed on Form 10-QSB on May 21, 2004
(7)	Previously filed on Form SB-2 on July 28, 2004.
(8)	Previously filed on Form 8-K on December 14, 2004
(9)	Previously reported on Form 8-K on March 9, 2005
(10)	Previously filed on Form 8-K on March 10, 2005
(11)	Previously filed on Form 14C on October 27, 2004
(12)	Previously filed on Form 8-K on February 3, 2005
(13)	Previously filed on Form SB-2 on May 13, 2005
(14)	Previously filed on Form 8-K on May 19, 2005
(15)	Previously filed on Form 10-QSB on August 31, 2005

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