Form 10KSB/A
period 2004-12-31
BIG SKY ENERGY CORP
filed 2005-12-02
CIK 1075247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-------------------------

FORM 10-KSB

AMENDMENT No. 3

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

PART I

Big Sky Energy Corporation, a Nevada Corporation, (“Big Sky” or the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-KSB/A for the year ended December 31, 2004 for the sole purpose of amending Part I – Item 8A, which is set forth in its entirety below.

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

As an initial step to addressing this lack of rigor and good practice, the Audit Committee conducted a recruitment exercise which culminated in the employment of a senior accounting professional with substantive experience in financial management and accounting within operational oil and gas enterprises.  In addition, our Chief Financial Officer has engaged with our Corporate Governance and Compliance Consultant to devise and implement a sub-certification program throughout the accounting function with the long-term goal of extending this program to all business processes.

In conjunction with external service providers, we will continue to identify, develop and implement remedial measures to address these inadequacies and implement best practice in our internal controls over financial reporting.

It is therefore the conclusion of our chief executive officer and chief financial officer that our disclosure controls and procedures as of the period covered by this report were not effective.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 2, 2005

BIG SKY ENERGY CORPORATION
By:	/s/ S.A. Sehsuvaroglu Name: S. A. Sehsuvaroglu Title: Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew Heysel
Matthew Heysel /s/ Daming Yang	Director	December 2, 2005
Daming Yang /s/ Thomas Milne	Director	December 2, 2005
Thomas Milne /s/ Bruce Gaston	Director	December 2, 2005
Bruce Gaston /s/ Philip Pardo	Chief Financial Officer and Director (Principal Accounting Officer)	December 2, 2005
Philip Pardo /s/ Barry Swersky	Director	December 2, 2005
Barry Swersky /s/ Nurlan U. Balgimbayev	Vice-President – New Development and Director	December 2, 2005
Nurlan U. Balgimbayev /s/ Servet Harunoglu	Director	December 2, 2005
Servet Harunoglu	Director	December 2, 2005