Form 10QSB/A
period 2005-03-31
BIG SKY ENERGY CORP
filed 2005-12-02
CIK 1075247

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

PART 1

Big Sky Energy Corporation, a Nevada Corporation, (“Big Sky” or the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-QSB/A for the period ended March 31, 2005 for the sole purpose of amending Part I – Item 8A, which is set forth in its entirety below.

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

Big Sky Energy Corporation /s/ S. A. Sehsuvaroglu
Date: December 2, 2005	By:	Name: S.A. Sehsuvaroglu Title: Chief Executive Officer (Principal Executive Officer) /s/ Bruce H. Gaston
Date: December 2, 2005	By:	Name: Bruce H. Gaston Title: Chief Financial Officer (Principal Accounting Officer)