Form 10QSB/A
period 2005-06-30
BIG SKY ENERGY CORP
filed 2005-12-02
CIK 1075247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

_________________________

FORM 10-QSB

Amendment No. 4

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

Check whether the issuer:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    Ö       No

The number of outstanding shares of common stock, with $0.001 par value, of the registrant as at June 30, 2005 was 97,97,829,060

Transitional Small Business Disclosure Format (check one): Yes           No     Ö

PART 1

Big Sky Energy Corporation, a Nevada Corporation, (“Big Sky” or the “Company”) is filing this Amendment No. 4 to its Quarterly Report on Form 10-QSB/A for the period ended June 30, 2005 for the sole purpose of amending Part I – Item 8A, which is set forth in its entirety below.

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

Big Sky Energy Corporation /s/ S.A. Sehsuvaroglu
Date: December 2, 2005	By:	Name: S.A. Sehsuvaroglu Title: Chief Executive Officer (Principal Executive Officer) /s/ Bruce H. Gaston
Date: December 2, 2005	By:	Name: Bruce H. Gaston Title: Chief Financial Officer (Principal Accounting Officer)