Form 10QSB
period 2005-09-30
BIG SKY ENERGY CORP
filed 2005-12-09
CIK 1075247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

_________________________

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________

Commission file number 000-28345

Big Sky Energy Corporation

  (Exact name of small business issuer as specified in its charter)

NEVADA	72-1381282
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suite 750, 440 – 2nd Avenue SW Calgary, Alberta, Canada T2P 5E9
(Address of principal place of business or intended principal place of business)

(403) 234-8282
 (Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    Ö       No

The number of outstanding common shares, with $0.001 par value, of the registrant at September 30, 2005 was 116,390,215.

Transitional Small Business Disclosure Format (check one): Yes           No     Ö

Big Sky Energy Corporation

INDEX TO THE FORM 10-QSB

For the quarterly period ended September 30, 2005

As of December 8, 2005, the Corporation became aware of an error in our financials statements relating to the quarter periods ending March 31, 2005 and June 30, 2005.  This error relates to an increase in the general and administrative expenses in the amount of $450,000.   The Corporation intends to file a Form 8-K in respect of Item 4.02 together with amendments to its Forms 10-QSB/A for March 31, 2005 and June 30, 2005 within four days of the date of this filing.

PART I

ITEM 1.  FINANCIAL STATEMENTS

BIG SKY ENERGY CORPORATION
(a Development Stage Enterprise)
Condensed Consolidated Balance Sheets (unaudited)
(Expressed in United States Dollars)
	September 30, 2005	December 31, 2004 (Restated, see Note 27)
ASSETS
CURRENT
Cash and cash equivalents	$10,009,061	$983,734
Restricted cash	73,040	63,040
Advances to related parties (Note 23)	34,728	21,351
Interest and other receivables	802,468	142,865
Other current asset (Note 6)	875,347	86,160
Prepaid expenses	1,108,510	484,983
Funds held in trust (Note 9)	26,512,500	-
	39,415,654	1,782,133
CAPITAL ASSETS
Long-term advances	-	320,885
Advances to related parties	-	24,439
Property and equipment (Note 7)	558,960	384,077
Oil and gas properties (Notes 5 and 8)	31,984,972	23,246,345
	$71,959,586	$25,757,879
LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Notes 10 and 16)	$703,397	$761,158
Short-term interest free loan from ABT LTD (Note 11)	1,426,583	1,340,423
Obligations for social sphere development (Note 12)	1,005,588	1,401,000
Obligations for professional training of personnel (Note 13)	289,200	289,200
Obligations for acquisition of the right for geological information use (Note 14)	758,265	758,265
Due to related parties (Note 23)	25,565	25,590
Subscription funds received (Note 9)	26,512,500	-
	30,721,098	4,575,636
LONG-TERM
Obligations for social sphere development (Note 12)	1,394,054	1,255,325
Obligations for professional training of personnel (Note 13)	336,237	304,641
Obligations for historical cost reimbursement (Note 15)	1,098,573	981,674
Asset retirement obligation (Note 17)	484,235	435,868
Deferred income tax liability (Note 18)	4,806,906	4,806,906
	38,841,103	12,360,050
COMMITMENTS AND CONTINGENCIES (NOTE 24)

STOCKHOLDERS' EQUITY
Common stock (Note 19)	174,884	126,538
$0.001 par value, shares authorized: 150,000,000;
shares issued and outstanding: 116,390,215 (December
31, 2004 – 68,119,460)
Additional paid in capital	75,148,798	43,484,352
Deferred compensation	(3,920,108)	(27,926)
Deficit accumulated during development stage	(38,285,091)	(30,185,135)
	33,118,483	13,397,829
	$71,959,586	$25,757,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG SKY ENERGY CORPORATION
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations & Deficit (unaudited)
(Expressed in United States Dollars)
					Cumulative
					Period From
					Inception
	Three Months Ended		Nine Months Ended		February 1,
	September 30,		September 30,		2000 to
	2005	2004	2005	2004	September 30, 2005

GENERAL AND ADMINISTRATIVE EXPENSES
(including non-cash compensation (recovery) of $424,578 for the three months ended September 30, 2005 (2004 – $346,313) and $1,747,728 for the nine months ended September 30, 2005 (2004 - $360,492)	$(2,734,483)	$(1,726,253)	$(7,836,784)	$(3,310,699)	$(24,319,303)
AMORTIZATION	(37,410)	(43,381)	(84,521)	(136,907)	(3,614,408)
ACCRETION	(115,758)	(95,384)	(335,601)	(131,537)	(582,989)
	(2,887,651)	(1,865,018)	(8,256,906)	(3,579,143)	(28,516,700)

FOREIGN EXCHANGE GAIN (LOSS)	117,685	(34,377)	62,474	(41,470)	(164,464)
INTEREST INCOME	7,540	14	94,476	2,249	510,089
LOSS FROM CONTINUING OPERATIONS	(2,762,426)	(1,899,381)	(8,099,956)	(3,618,364)	(28,171,075)

DISCONTINUED OPERATIONS
IMPAIRMENT OF ASSETS	--	--	--	--	(8,628,623)
LOSS IN BIG SKY NETWORK CANADA LTD.	--	--	--	--	(337,202)
LOSS IN SHEKOU JOINT VENTURE	--	--	--	--	(609,607)
LOSS IN CHENGDU JOINT VENTURE	--	--	--	--	(1,141,793)
GAIN ON SALE OF SHEKOU	--	--	--	--	125,798
GAIN ON SALE OF BIG SKY NETWORK CANADA LTD.	--	--	--	--	179,935
INCOME (LOSS) ON DISCONTINUED OPERATIONS	--	2,433	--	(22,898)	297,476

NET LOSS	(2,762,426)	(1,896,948)	(8,099,956)	(3,641,262)	(38,285,091)

DEFICIT, BEGINNING OF PERIOD	(35,522,665)	(25,137,401)	(30,185,135)	(23,393,087)	-

DEFICIT, END OF PERIOD	$(38,285,091)	(27,034,349)	$(38,285,091)	(27,034,349)	$(38,285,091)

LOSS PER SHARE
Basic and diluted	$(0.03)	$(0.03)	$(0.09)	(0.08)

SHARES USED IN COMPUTATION
Basic and diluted	104,293,982	56,439,052	93,536,473	47,668,361

BIG SKY ENERGY CORPORATION (a Development Stage Enterprise) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (Expressed in United States Dollars)
					Deficit
					Accumulated
			Additional		during the	Total
	Common Stock		Paid-in	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$

Balance,	1,509,850	59,971	-	-	-	59,971
February 1, 2000

Issue of common stock
for the outstanding
Shares of China
Broadband (BVI)
Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
Agreements at $0.20
per share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
Agreements at $1.00
per share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreement at $7.50 per
Share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)
Balance,
December 31, 2000	19,474,517	$ 77,936	$ 20,631,344	$ (57,995)	$(3,597,180)	$17,054,105

Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775
Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)
Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative
Compensation Plan	-	-	163,463	-	-	163,463

Issuance of common
stock to settle legal
fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25
per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)
Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation	-	-	-	1,541,174	-	1,541,174

Deferred compensation	-	-	2,016,920	(2,016,920)	-	-

Alternative
Compensation Plan	682,802	683	(683)	-	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	7,900,000	7,900	1,916,232	-	-	1,924,132

Net loss					(3,129,762)	(3,129,762)
Balance,
December 31, 2003	31,096,603	89,516	26,840,474	(1,008,510)	(23,393,087)	2,528,393

Amortization of deferred
compensation	-	-	-	758,264	-	758,264

Deferred compensation	-	-	(46,500)	46,500	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	100,000	100	24,900	-	-	25,000

Stock issued pursuant to
private placement
agreements at $0.50
per share	24,340,000	24,340	11,515,168	-	-	11,539,508

Stock issued pursuant to
purchase of BSEK	8,000,000	8,000	2,280,000	-	-	2,288,000

Stock issued pursuant to
acquisition of BSEK
royalty interest	681,475	681	415,019	-	-	415,700

Stock issued pursuant to
acquisition of BSEK
minority interest	3,500,000	3,500	2,551,500	-	-	2,555,000

Options exercised	101,666	102	4,982	-	-	5,084
Options cancelled	-	-	(175,820)	175,820	-	-
Warrants exercised	299,716	299	74,629	-	-	74,928

Net loss	-	-	-	-	(6,792,048)	(6,792,048)
Balance,
December 31, 2004	68,119,460	126,538	43,484,352	(27,926)	(30,185,135)	13,397,829

Amortization of deferred
compensation	-	-	-	922,728	-	922,728

Deferred compensation	-	-	5,174,910	(5,174,910)	-	-

Stock issued pursuant to
private placement
agreements at $0.50	27,250,000	27,250	12,716,146	-	-	12,743,396

Stock issued pursuant to
private placement
agreements at $1.00	15,487,500	15,488	12,696,870	-	-	12,712,358

Stock issued pursuant to
stock awards	750,000	825	824,175	-	-	825,000

Options exercised	4,000,000	4,000	221,500	-	-	225,500

Options cancelled	-	-	(360,000)	360,000	-	-

Warrants Exercised	783,255	783	390,845	-	-	391,628

Net loss	-	-	-	-	(8,099,956)	(8,099,956)
Balance,
September 30, 2005	116,390,215	$174,884	$75,148,798	$(3,920,108)	$(38,285,091)	$33,118,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG SKY ENERGY CORPORATION
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (unaudited)
(Expressed in United States Dollars)
					Cumulative
					Period From
					Date of
					Inception
	Three Months Ended		Nine Months Ended		February 1,
	September 30,		September 30,		2000 to
	2005	2004	2005	2004	September 30, 2005
CASH FLOWS RELATED TO THE					(Restated, see Note 27)
FOLLOWING ACTIVITIES

OPERATIONS
Net loss from continuing operations	$(2,762,426)	(1,896,948)	$(8,099,956)	(3,641,262)	$(28,171,075)
Income from discontinued operations			-		(10,114,016)
Adjustment for:
Extinguishment of debt	-			21,924	(1,422,225)
Depreciation and amortization	37,410	43,381	84,521	136,907	3,614,408
Accretion	115,758	95,384	335,601	131,537	582,989
Unrealized foreign exchange gain	--	28,109	--	8,503	70,831
Impairment of assets	--	--	--	--	8,628,623
Loss in Big Sky Network Canada Ltd.	--	--	--	--	337,202
Loss in Shekou joint venture	--	--	--	--	609,607
Loss in Chengdu joint venture	--	--	--	--	1,141,793
Gain on sale of Big Sky Network Canada Ltd.	--	--	--	--	(179,935)
Gain on sale of Shekou joint venture	--	--	--	--	(125,798)
Non-cash stock compensation (Note 19)	424,578	346,313	1,747,728	360,492	4,972,949
Issuance of Common Shares for settlement
of legal fees	--	--	--	--	21,062
Changes in operating assets and liabilities, net of the effect of acquisitions
Restricted cash	3,000	(33,040)	(10,000)	(33,040)	(73,040)
Interest and other receivable	(647,529)	(32,032)	(314,279)	(125,430)	(461,607)
Prepaid expenses	721,485	(590,658)	(623,527)	(663,292)	(1,102,836)
Accounts payable and accrued liabilities	704,684	(353,063)	(57,758)	(8,623)	(224,555)
	(1,403,040)	(2,392,554)	(6,937,670)	(3,936,713)	(21,895,623)
INVESTING
Oil and gas properties	(6,065,394)	(95,694)	(8,569,604)	(429,810)	(9,120,647)
Fixed asset additions	(147,986)	(34,931)	(256,121)	(237,241)	(1,305,011)
Advances paid	(875,347)	--	(875,347)	--	(1,196,232)
Change in non-cash working capital (Note 6)	--	--	--	--	(86,160)
Advances (repayments) to related parties	76,598	(30,133)	(13,375)	(31,241)	(1,350,131)
Proceeds from sale of Shekou joint
venture (net of costs)	--	--	--	--	2,029,200
Investment in Chengdu joint venture	--	--	--	--	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	--	--	--	--	(2,395,828)
Acquisition of Big Sky Energy Kazakhstan Ltd.	--	--		339,353	339,353

Acquisition of Vector Energy West LLP, net of cash acquired	--	--	--	(4,506,502)	(4,506,502)
	(7,012,129)	(160,758)	(9,714,447)	(4,865,441)	(19,527,543)

FINANCING
Issue of common stock for cash	15,767,575	2,493,253	29,729,604	9,373,262	56,621,563
Stock issuance costs	(2,775,142)	(150,836)	(3,656,748)	(366,348)	(4,473,919)
Advances from ABT Ltd. (Note 10)	-	200,000	-	200,000	500,000
Repayment of advances for share subscriptions				(250,000)	(250,000)
Payment of social sphere development	(395,412)	-	(395,412)	-	(395,412)
Repayment of debt	-	-	-	(570,000)	(570,000)
	12,597,021	2,542,417	25,677,444	8,386,914	51,432,232

NET DECREASE (INCREASE) IN CASH
AND CASH EQUIVALANTS	4,181,852	(10,895)	9,025,327	(415,240)	10,009,061

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	5,827,209	664,106	983,734	1,068,451	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$10,009,061	653,211	$10,009,061	653,211	$10,009,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG SKY ENERGY CORPORATION (a Development Stage Enterprise) Notes to the Condensed Consolidated Financial Statements (unaudited) (Expressed in United States Dollars)

1.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Big Sky Energy Corporation  (the “Corporation”) without audit in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission, except for the December 31, 2004 Balance Sheet which has been derived from the audited financial statements filed with the Corporation’s Annual Report on Form 10-KSB.  These financial statements are condensed and do not include all disclosures required for annual financial statements and accordingly, these financial statements and the notes thereto should be read in conjunction with the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Corporation’s condensed financial position at September 30, 2005 and the condensed consolidated results of operations and cash flows for the three-month and nine month periods ended September 30, 2005 and 2004. The consolidated results of operations for the interim period are not necessarily indicative of the consolidated results to be expected for an entire year.

2.

NATURE OF OPERATIONS

Late in 2003, the Corporation began investing in oil and gas assets in preparation for transition from its Internet service business in China, a transition which concluded December 9, 2004 with the sale of Big Sky Network Canada Ltd. to Big Sky Energy Canada Ltd., to become an oil and gas exploration and production company.  During 2004, the Corporation acquired KoZhaN LLP (“KoZhaN”) and Vector Energy West LLP (“Vector”).  By acquiring these companies the Corporation gained a significant acreage position in the prolific pre-Caspian basin of western Kazakhstan, located close to infrastructure and transportation.  In the fourth quarter of 2004, the Corporation spudded its first well, Morskoe #10. The drilling completion and the testing of Morskoe #10 will be followed by the drilling or working over of additional wells offsetting Morskoe #10.

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

The Corporation raised over $12 million of new common equity in 2004 and an additional $13.7 million in February 2005. In August, 2005, the Corporation Sky issued 30,925,000 shares (comprised of 15,487,500 shares of common stock together with 15,487,500 Subscription Receipts exchangeable 1:1 for shares of common stock) in connection with a private placement for gross proceeds of $30,925,000.  In addition to the shares of common stock issued to subscribers and noted for registration in this Registration Statement, additional subscriptions were received from Canadian investors who were issued 11,025,000 Special Warrants representing 1 share of common stock each, at a value of $1.00 per share for proceeds of $11.025,000 (and noted herein).The costs associated with this private placement include fees equal to 6% of the gross proceeds received by the Corporation and warrants issued to the finders that equal 6% of the shares issued under this private placement.  The total warrants issued for this private placement equaled 2,520,000.  While access to the capital markets is always subjective, the current levels of energy prices support investor interest in financing new projects. The Corporation is basing its growth strategies on attaining a sustainable level of cash flow from low risk energy development of existing licenses while securing additional licenses subject to available financing on economic terms.

On March 18, 2005, our former auditors noted that the Corporation’s operating losses since inception raised substantial doubts about its ability to continue as a going concern. In response to such doubts, in August 2005 the Corporation has completed the private placement described in the immediately preceding paragraph and implemented the plan described in Note 4 below.

3.

ACCOUNTING POLICIES

Accounting policies as disclosed in the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004 have not changed.

Restricted Cash

The amount of $73,040 is maintained on deposit to secure corporate credit card balances and as a deposit on oil and gas operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	$	$	$	$
Net loss, as reported	(2,762,426)	(1,896,948)	(8,099,956)	(3,641,262)
Add: Stock-based employee compensation
expense included in reported
net loss, net of related tax effects	424,578	324,970	1,747,728	282,062
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(675,280)	(5,209)	(1,494,360)	(23,839)

Pro forma net loss	(3,013,128)	(1,577,187)	(7,846,588)	(3,383,039)

Loss per share:
Basic and diluted – as reported	$(0.03)	$(0.03)	$(0.09)	$(0.08)
Basic and diluted – pro forma	$(0.03)	$(0.03)	$(0.08)	$(0.07)

The fair value of stock options used in computing the pro forma net loss and basic loss per common share was estimated at grant date, determined by the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Dividend yield	0%	0%
Expected volatility	150%	190%
Risk free interest rate	3.5%	3.93%
Expected option life	3 years	5 years
Share price at grant date	$1.10	$0.04
Option exercise price	$0.50-$0.89	$0.05

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

Potential shares of common stock in the diluted EPS computation are excluded in net loss periods, as their effect would be anti-dilutive. In the calculation of net loss per share, for the nine month period ending September 30, 2005, 11,549,768 options and warrants were excluded.  For the three month period ending September 30, 2005, 13,280,991 options and warrants were excluded and for the period ending December 31, 2004, 7,267,315 were excluded from the calculation of net loss per share.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement requires companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period. SFAS No. 123(R) amends the original SFAS No. 123 and 95 that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. We currently account for our stock-based compensation plans under the principles prescribed by APB Opinion No. 25. Accordingly, stock option compensation cost is only reflected in net income for options granted under the plan that had an exercise price below the market value of the underlying common stock on the date of grant. The adoption of SFAS No. 123(R) will impact our results of operations, but will have no impact on our overall financial position. In March 2005, the SEC issued SAB No. 107. Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) was to become effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, but on April 14, 2005, the SEC issued press release 2005-57, which amends the compliance date of SFAS No. 123(R) for fiscal years beginning after June 15, 2005. We anticipate adopting the provisions of SFAS No. 123(R) in the first quarter of 2006 using the modified prospective method for transition.

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Application is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

5.

BUSINESS COMBINATION

Big Sky Energy Kazakhstan Ltd.

On January 12, 2004, the Corporation acquired 100% of the issued and outstanding share capital of Big Sky Energy Kazakhstan (“BSEK”).  The Corporation issued 8,000,000 shares of common stock at a deemed price of $0.286 per share, being the trading price of the Corporation’s shares at the date of announcing the transaction, for total consideration including transaction costs of $2,288,000.  Among the sellers of the BSEK shares was a company which held 80% of those shares and which was wholly-owned by Kai Yang, the brother of the Corporation’s President, and of which Matthew Heysel, the Chairman and Chief Executive Officer of the Corporation, and Daming Yang, President of the Corporation, were directors and senior officers.  BSEK holds a 90% interest in KoZhaN, which holds the rights to explore for and produce oil and natural gas from three properties in the Republic of Kazakhstan.  The acquired net assets at fair value of BSEK and consideration given were as follows:

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

Vector Energy West LLP

On May 11, 2004, the Corporation, through its 75% owned subsidiary, Big Sky Energy Atyrau (“BSEA”), completed the acquisition of 100% of the issued and outstanding charter capital of Vector (a Kazakhstan limited liability partnership). BSEA was incorporated under the laws of Alberta on April 8, 2004 with the Corporation subscribing to 75% of the total shares issued on incorporation. The acquired net assets at fair value of Vector and consideration given would be as follows:

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

Big Sky Energy Atyrau Ltd.

On November 10, 2004 the Corporation purchased the 25% minority interest in BSEA. The Corporation issued 3,500,000 shares of common stock at a deemed price of $0.73 per share, being the trading price of the Corporation’s shares at the date the transaction was announced, for total consideration of $2,550,000. BSEA holds 100% of the charter capital of Vector, a Kazakhstan limited liability partnership.  The purchase price of $2,550,000 and a related deferred income tax liability of $894,250 has been ascribed to oil and gas properties.  As consideration for facilitation of the successful acquisition of Vector, BSEA granted a royalty to Hanani Ben Moshe of $1.00 per barrel on oil sold by Vector from the Atyrau and Liman-2 licenses.

Pro-forma disclosure

SFAS 141 requires disclosure on a pro-forma basis as though the business combination had occurred at the beginning of the period.  There were no material transactions for the period from January 1, 2004 through September 30, 2004 in BSEK and there were no material transactions for the period from January 1, 2004 through September 30, 2004 in Vector, other than accretion expense of $75,665.

For the three months ended September 30, 2004, the Company has determined the following pro-forma information for the BSEK and BSEA business combination:

September 30, 2004	As reported	Adjustments	Pro-forma
Revenue	$ 33,789	$ -	$ 33,789
Net loss	$ (1,896,948)	$ -	$ (1,896,948)
Loss per share	$ (0.04)	$ -	$ (0.04)

For the nine months ended September 30, 2004, the Company has determined the following pro-forma information for the BSEK and BSEA business combination:

September 30, 2004	As reported	Adjustments	Pro-forma
Revenue	$ 98,337	$ -	$ 98,337
Net loss	$ (3,641,262)	$ (80,000)	$ (3,721,262)
Loss per share	$ (0.08)	$ -	$ (0.08)

Revenues were from the operations in China which were discontinued in 2004.

6.

OTHER CURRENT ASSET

Other current asset represents cash advances made by the Corporation for future oil and gas exploration and development expenditures.  These funds will be charged to oil and gas properties as the funds are expended.   The December 31, 2004 balance of $86,160 was paid to ABT Ltd. to cover 50% of the costs of a dam construction related to the Morskoe oil field. The advance was made to ABT Ltd. to satisfy the terms of a farm-out agreement entered into by the Company with ABT Ltd. (see Note 11).  The balance as of September 30, 2005 is $875,347.

7.

PROPERTY AND EQUIPMENT

Property and equipment consist of:

	September 30, 2005	December 31, 2004
	$	$
Vehicles	177,916	-
Field equipment	48,876	-
Furniture and fixtures	258,891	325,297
Computer hardware and software	125,181	46,382
Leasehold improvements	196,539	178,041
	807,403	549,720
Accumulated amortization	(248,443)	(165,643)
	558,960	384,077

8.

OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following:

	September 30, 2005	December 31, 2004
	$	$

Subsurface use rights and expenses	7,607,451	6,208,911
Acquisitions costs	14,995,627	14,145,677
Royalty interest	415,700	415,700
Construction Works	7,030,959	840,423
Drilling costs	1,935,235	1,635,634
Oil and gas properties	31,984,972	23,246,345

9.

SUBSCRIPTION FUNDS HELD IN TRUST

The Company has received $15,487,500 for share subscriptions and $11,025,000 for special warrants for a total of $26,512,500 as a result of a private placement which completed on August 24, 2005 and resulted in the Company raising a total of $42 million. The share subscriptions and special warrants are each convertible into shares of common stock on a one for one basis, subject to certain conditions.  These amounts have been recorded as a liability since the Company does not have enough authorized share capital to fulfill the commitment. The $26,512,500 will be recorded as common stock when the required shareholder and regulatory approvals have been obtained to increase the authorized amounts of common stock. The $26,512,500 proceeds relative to these Subscription Receipts and Special Warrants are being held in trust by the Company’s share transfer agent. As of September 30, 2005, the subscribers to the Subscription Receipts and the Special Warrants did not have the right to cancel such subscriptions and seek a return of their investments.

On October 18, 2005, the Company notified the subscribers of the Subscription Receipts and Special Warrants that it had not yet obtained confirmation regarding the 2004 work commitments of the Corporation's subsidiaries in their licenses in the Karatal and Atyrau fields and that as a result the Corporation was providing the subscribers with the right to cancel their subscriptions at any time prior to the Election Condition being satisfied. The “Election Condition” was defined as the Company’s receipt of an opinion, in form and substance satisfactory to the offering agent from the Company’s Kazakhstan Counsel as to the rights of KoZhaN LLP and Vector Energy West LLP under the contracts for use of underground natural resources with respect to the Karatal and Atyrau fields in Kazakhstan.

The Company has the right at any time to cancel the subscribers’ right to elect to cancel their subscriptions, as long as the Company is of the opinion that the Election Condition is likely to be satisfied in the near future.

Subsequently, seven investors withdrew from the private placement reducing the share issuance to 34,431,100 (14,162,500 Subscription Receipts together with 15,475,000 shares) and 4,793,600 Special Warrants.

10.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following amounts are included in accounts payable and accrued liabilities:

	September 30, 2005	December 31, 2004
	$	$

Trade accounts payable	341,263	413,271
Professional fees	170,763	98,802
Office lease	46,687	80,323
Withholding taxes	55,974	114,363
Other	88,710	54,399
	$703,397	$761,158

11.

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

Pursuant to Agreement No. 1, ABT is providing consideration for the Interest that consists of performance of certain construction works and up to 50% of the costs incurred in connection with Well # 10 in the Morskoe oil field that are not deemed to be associated with the “drilling works” of such well.

Also pursuant to Agreement No. 1, ABT agreed to provide a loan of up to $550,000 for the drilling works associated with Well # 10. “Drilling works” was defined as all costs associated with the drilling, completing, equipping, coring, logging, perforating and test of Well # 10. This loan is required to be repaid only in the case of discovery of oil and production from the Morskoe oil field.

The transfer of the Interest is subject to approval by the Ministry of Energy and Mineral Resources of Kazakhstan (the “MEMR”), which has not yet been received.

The Company has recorded the amount of $840,423 paid by ABT in performance of the construction works and the amount of $86,160 paid by ABT as its 50% portion of costs incurred in connection with Well # 10 that are not deemed to be drilling works, as an amounts loaned to the Company by ABT. In the event that the transfer of the Interest is approved by the MEMR, these amounts will be converted into amounts received as consideration for the Interest transferred to ABT.

The amounts received from ABT towards the drilling works, which as of December 31, 2004, equaled $500,000, have been recorded by the Company as a loan, to be repaid from production. In the event that no oil is discovered or produced by the Company from the Morskoe oil field, this loan will be removed from the Company’s records as a forgiven loan pursuant to the terms of Agreement No. 1. If the Ministry approval for the transfer of interests is not obtained, the total balance must be repaid.

As at September 30, 2005 the short-term interest free loan due to ABT consisted of the following:

	September 30, 2005	December 31, 2004
	$	$

Construction Works incurred by ABT	840,423	840,423
Payments for Drilling Works advanced by ABT	500,000	500,000
Dam construction costs incurred by ABT	86,160	-
	1,426,583	1,340,423

12.

OBLIGATIONS ON SOCIAL SPHERE DEVELOPMENT

In accordance with the Subsurface Use Contracts, the Corporation is committed to contribute to social sphere development of Astana and Atyrau cities in the total amount of $3,030,000 for all oilfields during the exploration phase.  All Subsurface Use Contracts establish the exploration phase as 6 years from 2003 to 2009, and the production phase as 25 years from 2009 to 2034. During the term ended, September 30, 2005, the Corporation had not made any payments. These payments are due over the period from 2003 to 2008.  Management believes that the Corporation will meet this obligation within the exploration phase and payment timing will not terminate or deteriorate terms of the Subsurface Use Contracts. Payment of these obligations is to be made according to a payment schedule agreed to between the Corporation and the Government. The non-current portion of these obligations is discounted at 15% being the estimated credit-adjusted risk free discount rate, giving a total discounted obligation of $2,399,642 as at September 30, 2005. The accretion expense for the three month period ended September 30, 2005 was $47,867 (2004 -$74,237) and the nine month period ended September 30, 2005 was $138,729 (2004 -$99,032).

13.

OBLIGATIONS FOR PROFESSIONAL TRAINING OF PERSONNEL

	September 30, 2005	December 31, 2004

Within one year	$289,200	$289,200
In the second to the fifth inclusive	389,800	389,800
Total obligations	679,000	679,000

Less: discount on obligations on professional training of personnel	(53,563)	(85,159)
Present value of obligations on professional training of personnel	625,437	593,841

Amount due for settlement within one year	289,200	289,200
Amount due for settlement after one year	336,237	304,641

Total	$625,437	$593,841

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

These obligations are discounted at 15%, being the estimated credit-adjusted risk free discount rate.  The accretion expense for the three month period ended September 30, 2005 was $11,556 (2004 -$11,734) and the nine month period ended September 30, 2005 was $31,607 (2004 -$18,128).

14.

OBLIGATIONS FOR ACQUISITION OF THE RIGHT FOR THE GEOLOGICAL INFORMATION USE

In accordance with the Agreements on acquisition of the right on the geological information use # 710 and # 711 dated January 21, 2002, the Corporation is obliged to pay an additional amount for the right of geological information use if KoZhaN attracts foreign investors.  On May 11, 2004, BSEA acquired 100% of the shares in Vector’s charter fund. Accordingly, Vector recognized additional obligations on acquisition of the right on the geological information use as at September 30, 2005 in the amount of $758,265 (December 31, 2004, $758,265).

15.

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

These obligations are discounted at 15%, being the estimated credit-adjusted risk free discount rate, giving a present value of obligation of $1,098,573 as at September 30, 2005.  The accretion expense for the three month period ended September 30, 2005 was $39,707 (2004 -$7,919) and the nine month period ended September 30, 2005 was $116,899 (2004 -$12,883).

16.

SIGNATURE BONUSES AND PENALTY PAYABLE

In accordance with the Subsurface Use Contracts there was an obligation to pay signature bonuses totaling $1,000,000 for acquiring the subsurface use rights for all three fields. These bonuses were due for payment within 30 days after signing the Subsurface Use Contracts.   There was a delay in paying these bonuses and a further delay awaiting a Tax Committee review, therefore penalties accrued amounting to $61,739. These penalties are included in trade accounts payable.

17.

ASSET RETIREMENT OBLIGATION

Management determined that an asset retirement obligation should be recognized for future abandonment costs of 93 wells drilled at Morskoe, Liman -2 and Atyrau  fields  before the Corporation signed the Subsurface Use Contracts, but which were not properly plugged and abandoned by the previous leaseholders.  Management believes that this obligation is likely to be settled at the end of the exploration phase.

As at December 31, 2004, undiscounted future cash flows that will be required to satisfy the Corporation’s liability by 2009 and 2028 for the Liman-2 field is $930,000.  After application of a 15% credit-adjusted risk free discount rate, the present value of the Corporation’s liability at September 30, 2005 is $484,235.  During the three months ended September 30, 2005, the Corporation recorded an accretion expense of $16,628 (2004 - $1,494) and for the nine months ended September 30, 2005 $48,366 (2004 - $1,494) was recorded.

18.

INCOME TAX

The Corporation did not provide any current or deferred U.S. federal or foreign income tax provision or benefit because it has experienced operating losses since inception. The Corporation is not liable for any state taxes.

	September 30, 2005 $	September 31, 2004 $
Loss before income taxes	8,099,956	3,641,262

Composite statutory income tax rate	35.0%	35.0%
Expected income tax recovery	(2,834,985)	(1,274,000)
Tax benefit not recognized	2,834,985	1,277,000

Income tax expense (recovery)	-	-

Deferred taxation reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for statutory tax purposes in the respective countries.

The deferred income tax liability is comprised of the following:

	September 30, 2005	December 31, 2004
	$	$
Temporary differences
Oil and gas property values	13,734,017	13,734,017
Total temporary differences	13,734,017	13,734,017

Statutory tax rate	35%	35%
Total	4,806,906	4,806,906

Current portion	-	-
Non-current portion	4,806,906	4,806,906
Total	4,806,906	4,806,906

At September 30, 2005, the Corporation had a net operating loss of approximately $23,330,000 (December 31, 2004 - $15,650,000) for U.S. federal purposes. Utilization of the net operating loss, which expires on various dates starting in 2007, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.  Due to the uncertainty of utilizing these net operating losses, the Corporation has made a valuation allowance of an amount equal to the related deferred tax asset.

	September 30, 2005	December 31, 2004
	$	$

Net operating loss carry forward balance	23,330,000	15,650,000

Composite statutory tax rate	35.0%	35.0%
Deferred tax asset	8,165,500	5,477,800
Valuation allowance	(8,165,500)	(5,477,800)
	-	-

19.

COMMON STOCK

In February of 2005, the Corporation issued 27,250,000 shares of common stock in connection with a private placement for gross proceeds of $13,625,000. The costs associated with the private placement includes a finders fee of 6% of the gross proceeds received by the Corporation and warrants with an exercise price of $0.50 issued to the finders that equal 6% of the shares issued under the private placement. The total share issue costs were $1,955,180 (881,630 cash proceeds).

In March of 2005, the Corporation issued 750,000 shares of common stock under the Stock Awards Plan to the Chief Executive Officer (500,000 shares) and the Chief Financial Officer (250,000 shares) at a deemed price of $1.10 per share for net compensation costs of $825,000.

In March of 2005, the Corporation issued 1,750,000 shares of common stock to four option holders who exercised their options under the Corporations 2002 Stock Awards Plan. The Corporation realized proceeds of $85,000.

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

In July of 2005, 134,400 shares of common stock were issued for the exercise of 134,400 warrants. The Corporation realized proceeds of $67,200.  In August of 2005, the Corporation issued 2,100,000 shares of common stock to one option holder who exercised the options under the Corporations 2002 Stock Awards Plan. The Corporation realized proceeds of $105,000.

In August of 2005, the Corporation issued 15,487,500 shares of common stock in connection with a private placement for gross proceeds of $15,487,500. The costs associated with the private placement includes a finders fee of 6% of the gross proceeds received by the Corporation and warrants with an exercise price of $1.00 issued to the finders that equal 6% of the shares issued under the private placement. The total share issue costs were $3,660,761, $2,775,142 of which was paid in cash and $885,619 in warrants. Share issue costs were paid on the 15,487,500 shares issued and the 26,512,500 shares to be issued as per Note 9.

In August of 2005, 51,750 shares of common stock were issued for the exercise of 51,750 warrants. The Corporation realized proceeds of $25,875.

In September of 2005, 108,000 shares of common stock were issued for the exercise of 108,000 warrants. The Corporation realized proceeds of $54,000.

In September of 2005, 50,000 shares of common stock were issued upon the exercise of options at $0.56 per share for proceeds of $28,000.

Date	Instrument issued & No. of Common Shares	Gross Proceeds	Transaction Costs	Net Proceeds
02/05	27,250,000 shares of common stock in a private placement	$13,625,000	$881,630	$12,743,370
02/05	Value of transaction costs warrants portion	$1,073,576	$1,073,576	0
03/05	750,000 shares of common stock - Stock Awards Plan	$825,000	$825,000	0
03/05	1,750,000 shares of common stock – options exercise	$85,000	0	$85,000
03/05	9,600 shares of common stock – warrant exercise	$4,800	0	$4,800
04/05	150,000 shares of common stock – options exercise	$7,500	0	$7,500
04/05	479,505 shares of common stock – warrant exercise	$239,753	0	$239,753
07/05	134,400 shares of common stock – warrant exercise	$67,200	0	$67,200
08/05	2,100,000 shares of common stock – option exercise	$105,000	0	$105,000
08/05	15,487,500 shares of common stock - private placement	$15,487,500	$2,775,142	$12,712,358
08/05	Value of transactions costs warrants portion	$885,619	$885,619	0
08/05	51,750 shares of common stock – warrant exercise	$25,875	0	$25,875
09/05	108,000 shares of common stock – warrant exercise	$54,000	0	$54,000
09/05	50,000 shares of common stock – option exercise	$28,000	0	$28,000
		$32,513,823	$6,440,967	$26,072,856

20.

STOCK OPTION PLAN

Under the Stock Option Plan (the “Plan”), the Corporation has reserved 15,000,000 shares of common stock for issuance under options granted to eligible persons.  As at September 30, 2005, 10,600,000 are issued and outstanding with a further 7,000,000 granted subject to an increase in the allocation of shares to the 2000 Stock Award Plan to be presented to the shareholders at the next Annual Meeting.

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

Option activity under the Plan is as follows:

2005 Number of Options

Opening Balance – December 31, 2004	6,175,000

Granted	9,150,000
Expired	-
Exercised	(4,050,000)
Cancelled	(725,000)

Closing Balance, September 30, 2005	10,600,000

Options available for granting	298,334

Options exercised	4,101,666

Option Plan Total	15,000,000

Additional information regarding options outstanding as of September 30, 2005 is as follows:

Options Outstanding and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
0.15	300,000	2.9	$0.15
0.05	1,700,000	2.1	$0.05
0.56	50,000	3.7	$0.56
0.89	1,000,000	2.4	$0.89
0.50	7,550,000	2.4	$0.50
	10,600,000	2.4	$0.46

For the three months ended September 30, 2005, $33,366 of compensation expense has been recognized (2004 - $21,341) in the consolidated financial statements for non-employee stock option grants.  For the nine months ended September 30, 2005, $56,016 of compensation expense has been recognized (2004 - $78,430).  For the three months ended $391,212 (2004 – $324,973) of compensation awards has been recognized for stock-based employee compensation reduction (awards) under the intrinsic value method.   For the nine months ended $866,712 (2004 – $282,062) of compensation awards has been recognized for stock-based employee compensation reduction (awards) under the intrinsic value method.

21.

WARRANTS

The Corporation has previously issued the following warrants.  Each warrant can be exchanged for 1 common share at the exercise price noted.

Date of Grant	Number of Warrants	Exercise Price	Expiry Date

May 2004	17,250	$0.50	May 2007
July 2004	2,210	$0.50	January 2006
November 2004	240,000	$0.50	January 2006
February 2005	1,611,000	$0.50	February 2007
August 2005	2,520,000	$1.00	August 2008
	4,390,460	$0.79

During 2005, 4,131,000 (2004 – 1,042,715) warrants were granted at a weighted average price of $0.81 per share under the terms of an agency agreement in connection with a private placement. In 2005, 783,255 warrants were exercised for cash proceeds of $391,628.

22.

ALTERNATIVE COMPENSATION PLAN

On March 22, 2002 the Board of Directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of shares of common stock instead of cash. The Alternative Compensation Plan was approved at our Annual Shareholders’ Meeting held on June 14, 2002. The Plan allowed for maximum compensation of 2,000,000 shares.  This maximum was reached in the third quarter of 2002 and an expense in the amount of $163,463, relating to the future issuance of 2,000,000 shares of common stock, was accrued under the Alternative Compensation Plan in 2002.  Shares are issued upon request of the beneficiaries and no further compensation cost is recorded at that time.  During 2005, no shares were issued under the Alternative Compensation Plan, leaving a balance of 1,317,198 shares still to be issued at September 30, 2005.

23.

RELATED PARTY TRANSACTIONS

On September 30, 2005, the Corporation owed $102,186 to Matthew Heysel, the Chairman and Chief Executive Officer arising from business travel expenditures paid personally.

The Corporation has been unable to establish a bank account in Beijing.  Each month, the Corporation transfers funds to Kai Yang, the brother of Daming Yang and a consultant to BSN, who is resident in Beijing, to cover the costs of maintaining an office in Beijing.  During the period, the Corporation advanced $270,000 to Kai Yang and he disbursed the full amount for salaries, office rental, professional fees, travel, and other office administration expenses of the Corporation.  Kai Yang retained no part of these funds.

Big Sky Energy Canada Ltd.

At the time of the acquisition of BSEK, Matthew Heysel and Daming Yang were directors and officers of Big Sky Energy Canada Ltd. and the Corporation and Mr. Kai Yang held all the outstanding shares of Big Sky Energy Canada Ltd.  As of December 31, 2004, Matthew Heysel and Daming Yang were no longer directors nor officers of Big Sky Energy Canada Ltd. On March 10, 2004, Daming Yang’s brother, Wei Yang, was appointed to the board and was given full voting and dispositive control over all shares held by Big Sky Energy Canada Ltd.

During the period ended September 30, 2005 the Corporation received $32,767 from Big Sky Energy Canada for a balance of $Nil owing to the Corporation.

During the period ended September 30, 2005 the Corporation advanced $34,728 to corporations with common directors.

During the period ended September 30, 2005 the Corporation loaned $25,565 to Big Sky Holdings a corporation with common directors.

In March 2005, $80,000 was paid to a company affiliated with Mr. Bruce Gaston, a director since December 3, 2004 for introductions to potential investors who subsequently participated in the $13.7 million raised by the Corporation in February 2005.

24.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As at September 30, 2005 the related method of determining fair value and carrying value of the Corporation’s financial instruments were as follows: the fair value of current assets and current liabilities approximates their carrying amounts due to the short-term maturity of these instruments. The Corporation is exposed to market, credit and currency risks arises in the normal course of the Corporation’s business. Derivative financial instruments are not used to reduce exposure to the above risks.

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

25.

COMMITMENTS AND CONTINGENCIES

The Corporation recorded expenses for rental payments under operating leases, net of amounts recovered from sub-lessees, totaling $72,688 for the three months ended September 30, 2005 and $135,241 for the nine months ended September 30, 2005. Minimum lease payments under operating leases for the period ending September 30 are as follows:

$
2005	174,900
2006	125,650
2007	48,250
348,800

The Corporation is subject to potential litigation in the normal course of operations.

On 18 November 2005, a subsidiary of the Company, Big Sky Energy Atyrau Ltd. (“BSEC”) and an indirect subsidiary of the Company, Vector Energy West LLP (“VEW”) filed a Statement of Claim in the Republic of Kazakhstan against Ligostrade Service LLP (“Ligostrade”) and Farkhad Koblandyuly Shakirov, a former employee of the Companies subsidiaries (the “Group”), seeking to invalidate a purported Assignment Agreement dated 28 September 2005, related to an attempt to assign the subsoil use rights arising under Subsoil Use Contract No. 1077, in respect of the Atyrau Block (“Assignment Agreement”).

On 22 November 2005 an Injunction was granted to VEW and BSEC, prohibiting Ligostrade Service LLP, Mr. Shakirov and the Ministry of Energy and Mineral Resources (“MEMR”) from doing any actions to implement the purported Assignment Agreement, including the re-registration of the subsoil use rights arising under Subsoil Use Contract No. 1077 in respect of the Atyrau Block, pending the hearing of the case and any appeals. VEW and BSEC have applied to the Court on 29th November 2005, to further extend the scope of the Injunction, and a positive decision is expected.

On 20 October 2005 and, further, on 1 November 2005, Mr Shakirov, personally, commenced two (2) actions against certain employees of the Group, and its companies, seeking compensation for moral damages, arising as a result of the termination of his employment.  On 20 October he commenced a further proceeding, claiming that his authority as President of VEW was wrongly terminated, and seeking reinstatement.

On November 23, 2005, the Company filed a Form 8-K disclosing under Section 8, Other Events, the issuing of the legal proceedings as noted above.

On December 2, 2005 the scope of the Injunction was extended to prohibit the following acts: (a) the alienation or pledging of any shares or interests in or assets of Ligostrade Service LLP or any of its affiliated or related companies, whether by such parties themselves or by their bankers, financiers, employees, officers, directors, agents, lawyers, consultants and contractors (“Affiliates”), including without limitation all and any rights, interests or claims such party may have in relation to the subsoil use rights to the Atyrau Block arising under Contract No. 1077; (b) the sale, transfer or assignment of any rights or assets by Ligostrade Service LLP, or any of its or of any of its affiliated or related companies, and whether by such parties themselves or by their  Affiliates, including, without limitation, all and any rights, interests or claims such party may have in relation to the subsoil use rights to the Atyrau Block howsoever arising under Contract No. 1077; and (c) the Ministry of Energy and Mineral Resources from registration or transfer of any rights they may have in regards to the subsoil use rights to the Atyrau Block arising under Contract No. 1077.

In relation to Contract No. 1104 as to the Karatal Block, Contract No.1102 as to the Dauletaly Block and Contract No. 1076 as to the Liman-2 Block (the “Blocks”) a Commission has been established by the MEMR in order to review the MEMR’s decision communicated by a letter of 7 October 2005, purporting to cancel the Groups subsoil use rights to the Blocks.

The Company has received legal advice to the effect that, until this Commission has made and delivered its report, and the MEMR have acted pursuant thereto, only then will the actual current status of the Group’s subsoil use rights, associated with these Blocks, be determined.

Furthermore, to date the Group has not received, or been provided with, any other evidence which would suggest the Group is no longer the registered subsoil users in respect of the Blocks, as would be evidenced by revised Entries in the Register of Subsoil Users maintained by the MEMR, which is the ultimate determinant of title.

We are not a party to any other material legal proceeding or litigation and we know of no additional material legal proceeding or contemplated or threatened litigation.

Financial Commitments and Contingencies – KoZhaN

The Corporation, through its interest in KoZhaN, has the following additional commitments and contingencies.  As these commitments and contingencies are subject to the commencement of commercial production and the Corporation can not determine at this time when it will commence commercial oil and gas production operations, the likelihood of payment of the following commitments and contingencies is currently indeterminable. Consequently no amounts have been recorded as provisions in these financial statements for the following commitments and contingencies:

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

h)

Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Corporation is obliged to pay to the Government a commercial discovery bonus in the amount of 0.1% of the value of proved reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan.  As at September 30, 2005, a commercial discovery has not been made as so no accrual for any bonus has been made in these financial statements.

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

In accordance with the Subsurface Use Contracts signed on February 17, 2003 the Corporation was obliged to commence exploration activities within 60 days after signing the Contracts. However, as at September 30, 2005, the Corporation had not started exploration activities on the Karatal and Dauletaly oilfields. In the case of failure to remedy such violations, these Subsurface Use Contracts can be terminated by the Government, which may affect recoverability of capitalized costs of approximately $1.2 million related to Dauletaly and Karatal oilfields. The corporation expects to conduct new exploration activities in the two license areas in 2005, and may farmout portions of these licenses to third parties in 2005, in order to fulfill its obligations under the Subsurface Use Contracts.

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

As at September 30, 2005, Management has discharged part of commitments and is continuing remediation of certain violations of the Subsurface Use Contracts:
1.

Submit the Annual Work Program to the Competent body and report on the progress of the Minimal Work Program implementation. The final discussions with the Competent Body regarding the Annual Work Program for 2005 were completed in March, 2005;

	2.	Contribute funds to Atyrau region for social programs and programs for infrastructure development. It was agreed to defer this to the end of 2005;

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

c)

Commitment to reimburse historical costs of the Government – In accordance with the Subsurface Use Contract, the Corporation is obliged to reimburse to the Government for historical costs incurred at the expense of the Government on the Atyrau oilfield. The total amount reimbursable is $22,507,380. From this amount, $112,537 was paid to the Government in 2003. The remaining amount of $22,394,843 is expected to be settled according to a payment schedule to be agreed between the Corporation and the Government not later than 120 days after approval of the hydrocarbon reserves. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Corporation in respect of the remaining amount of $22,394,843. No approval of the hydrocarbon reserves has been applied for or received as at September 30, 2005 and December 31, 2004 and so no provision in respect of the remaining amount has been made in these financial statements.

d)

Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Corporation is obliged to pay to the Government a commercial discovery bonus in the amount of 0.1% of the value of approved recoverable reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Corporation in respect of the commercial discovery bonus. No approval of the hydrocarbon reserves has been applied for or received as at September 30, 2005 and so no provision with respect of the commercial discovery bonus has been made in these financial statements.

26.

SUBSEQUENT EVENTS

On October 1, 2005, the Corporation granted options in the amount of 3,900,000 to several new employees.  Shares underlying such grants are to be issued at a price of $1.20. 500,000 options granted to a senior employee which vest immediately.

On October 1, 2005, the Corporation granted options in the amount of 100,000 at an exercise price of $1.20, immediately vesting, to a consultant.

On October 18, 2005, the Corporation advised its shareholders of an extension of the escrow period pursuant to its Subscription Receipt and Special Warrant Indentures, which were put in place in connection with the private placement by the Corporation of Common Stock, Subscription Receipts and Special Warrants on August 24, 2005. During the extended escrow period, a Subscription Receipt or Special Warrant holder will have the right to maintain or withdraw its investment. Pending receipt of confirmation from Subscription Receipt and Special Warrant Holders, twenty-four million and seven hundred thousand United States Dollars (US$24,700,000), will remain in the Trustee's escrow account.

On November 10, 2005, four former directors exercised their outstanding and fully vested options to a total of 1,050,000 shares of common stock for proceeds of $150,000.

On 22 November 2005, BSEK signed a further Sale & Purchase Contract with the holders of the remaining 10% interest in KoZhaN.  Presently, the Company is in the process of obtaining a waiver from the Government of its pre-emptive right and consent from the MEMR to the resulting partial change to the identity of the ultimate subsoil user, as required by the laws of Kazakhstan.   The consideration for the Sale/Purchase is $1.275m which funds are currently in escrow awaiting the approval of the MEMR, as noted above.

On December 1, 2005, the Corporation entered into a Heads of Agreement with SK Corporation, a Korean corporation, whereby the Corporation agreed to transfer to SK Corporation fifty percent (50%) of its interest in Vector Energy West LLP. In exchange, SK Corporation agreed to provide the following consideration: (a) pay an up-front cash payment of $3,750,000 to the Corporation in compensation of the Corporation’s past funding contribution to Vector; (b) as of the date immediately following the closing date, fund fifty percent (50%) of the total expenditures of Vector; (c) funding of one hundred percent (100%) of the cost of the drilling of a first deep (pre-salt) well under Vector’s Atyrau and Liman-2 contracts, up to $15 million. The transaction is subject to numerous conditions, including the parties negotiating and entering into a definitive agreement, receipt of the requisite government approvals and receipt of the government’s waiver of its right of first refusal.

27.

RESTATEMENT

Subsequent to the issuance of the Company’s 2004 financial statements, the Company’s management determined that its belief that no obligation would exist to repay ABT Ltd. for costs they incurred or advanced to KoZhaN LLP in relation to the Morskoe oil field under the farm-out agreement signed October 12, 2004 (see Note 11), should Ministry approval not be received on the transfer of 45% of the subsurface rights of the Morskoe licence to ABT Ltd., was incorrect, and that in fact an obligation would exist to repay ABT Ltd. for all costs incurred or advanced by them relating to the Morskoe oil field should Ministry approval not be received.  As a result, the “Short-Term Interest Free Loan to ABT LTD” liability account, the “Oil and Gas Properties” asset account and the “Other Current Asset” account were understated in the amounts of $1,174,423, $1,088,263, and $86,160 respectively as previously reported on the Consolidated Balance Sheets included in the December 31, 2004 Form 10-KSB. The Consolidated Balance as at December 31, 2004 have been restated to correct these previous misstatements.  This restatement does not impact earnings or equity.

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

The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated  financial statements and notes to such consolidated  financial statements included in this report.  We have derived the statements of operations data and the information as at and for the nine month period ended September 30, 2005 and 2004 from unaudited condensed consolidated financial statements and from our audited consolidated amended and restated financial statements for the year ended December 31, 2004.

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004	PERIOD FROM FEBRUARY 1, 2000 TO SEPTEMBER 30, 2005
Loss from Continuing Operations	(2,762,426)	($1,899,381)	(8,099,956)	($3,618,364)	(28,171,075)
Income (Loss) from Discontinued Operations	-	$2,433	-	($22,898)	(10,114,016)
Net Loss	(2,762,426)	($1,896,948)	(8,099,956)	($3,641,262)	(38,285,091)
Basic and diluted (loss) per share	($0.03)	($0.03)	($0.09)	($0.08)	-
Basic and diluted weighted average common shares outstanding	104,293,982	56,349,052	93,536,473	47,668,361	-

Balance Sheet Data:

	September 30, 2005	December 31, 2004 (As Restated)
Cash and cash equivalents	$10,009,061	$983,734
Working capital	$8,694,556	($2,793,503)
Total assets	$71,959,586	$25,757,879
Total stockholders’ equity	$33,118,483	$13,397,829

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

In the fourth quarter of 2004, Big Sky spudded its first well, Morskoe # 10 and during the current nine month period of 2005, we achieved our near term objectives which included the completion of drilling and testing of Morskoe #10.  The next phase of work, the drilling or working over of additional wells offsetting Morskoe #10 is currently underway.

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

On April 19, 2005, Big Sky executed a Letter of Intent with Sun Drilling LLP wherein Sun Drilling LLP agreed to provide turnkey drilling services for a minimum of two wells in the Morskoe Field on behalf of KoZhaN and a minimum of 10 wells in the Atyrau Block for Vector.  By October, ecological baseline studies for all five blocks have been conducted and written up by the Karaganda Ecological Museum and KazNigri Technical Institute.

On 12 July 2005, the Company, acting through its subsidiary Big Sky Energy Alakol Limited of Alberta, (“BSEA”) signed a binding Sale & Purchase Agreement to acquire a 50% interest in the subsoil use rights to the Alakol Block, which arise pursuant to Subsoil Use Contract No. 1766 dated 13 June 2005.  The Company is still in the process of applying for and seeking a  waiver from the Government of its pre-emptive right, and consent from the MEMR to the partial change of the ultimate subsoil user, as required by Kazakhstani law.

The following operational steps have been taken in regards to the five Blocks held by Vector Energy West LLP and KoZhaN LLP as of November 2005:

Atyrau

•

285 km 2D seismic acquisition by KCS consisting of 20 km in Ongar W, and 265 km of regional profiles on the south part of Atyrau block

•

250 km 2D seismic acquisition by KazGeCo consisting of  50 km in Zhingeldy and 200 km in Baklanyi N, Daraimola, Terkobay 1, Ongar W

•

60 sq. km 3D seismic acquired by KazGeCo in Zhingelgy S-W

•

Reprocessing of 200 km of 2D seismic by Geostan plus approximately 3500 km of old 2D data scanned, 1750 km interpreted.

Liman 2

•

Reprocessed 600 km of old 2D seismic lines by the Landmark office in Moscow.

Karatal

•

67.5 km 2D seismic acquired by KCS.  350 km old seismic lines were scanned by Geostan for reprocessing

•

The supplementary exploration project and drilling project have been completed by CER

•

Well #6 work over performed by Zhasulan Co.  Logging services completed by KazPromGeophysics

•

Munai Service Co is working over wells #5 and well #9.  Work has started October 3rd of this year.

•

Turan Munai Co will build the facilities for the pilot development stage for wells #5,6, and 9.

Dauletaly

•

105 km 2D seismic acquired by KazGeCo.  200 km of old seismic lines scanned by Geostan for reprocessing

•

Supplementary exploration project and drilling projects have been completed by CER

Morskoe

•

All necessary technical design projects have been completed to allow early production

•

Well #10 drilled in March. Contractor PreCaspiBurneft - perforated and flowed on test two oil zones.  The lower Albian formation was perforated from 1,248 to 1,263 m KB and flowed 3,165 bopd at a flowing wellhead pressure of 175 psig. The upper Aptian formation was perforated from 1,170.5 to 1,176.5 m KB, co-mingled with the lower Albian formation, and flowed at a rate of 3,465 bopd of 20° API sweet crude at a flowing wellhead pressure of 250 psig and a gas oil ratio of 197 scf/bbl following a nine hour test period.  Due to the well's test equipment configuration, a lower wellhead flowing pressure was not attainable, and as a result higher flow rates were not attempted.

•

Well #11 drilled. Contractor Sun Drilling – on September 30, 2005 drilling, coring, and logging Well #11 had been completed.  Well # 11 was drilled from a pad located at its Well # 10, 284m to the north-west to a total vertical depth of 1,332m.  The well was cored from 1169m to 1175m, and 1247m to 1259m, and subsequently logged.  Based on log analysis, this well encountered the two principal sands of the Albian formation at 1167m to 1174m and 1245m to 1263m respectively, and such analysis indicated a total of 17m of net oil pay. Estimated net oil pay refers to a perceived oil bearing rock of 17.5 m thick, as interpreted by the wireline logging.  This does not, in itself, indicate any oil reserves, as the associated reserves will depend on the porosity and the aereal extent of the reservoir rock which can only be obtained by producing this well and/or further drilling.

•

Well #12 is drilling. Contractor Sun Drilling.- on October 14, 2005, the Company announced the commencement of drilling of its Well # 12 in the Morskoe Field.

•

Full fold 3D seismic minimal program of  56.62 sq.km and maximal program of 77.83 sq.km (if there will be ice on the sea) has been completed

•

The road and dyke around the drilling location was completed.

•

Design of early production facility, drilling platform pad construction was completed and topographical, geological, climatological, hydrogeological, lithological surveys were conducted in order to determine the subsoil permissible load and subsoil corrosiveness for installing the permanent production facilities.

RESULTS OF OPERATIONS

Revenues

For the nine month period, January to September 2005 and during all of 2004, Big Sky did not earn revenues. We have added oil and gas properties through the acquisition of KoZhaN and Vector; however these properties are currently undeveloped and consequently did not provide revenue during the period.

Expenses

During the nine months ended September 30, 2005 and 2004, we incurred operating expenses of $7,836,784 and $3,310,669 respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004	PERIOD FROM FEBRUARY 1, 2000 TO SEPTEMBER 30, 2005
Office Costs	2,315,037	1,392,480	7,130,379	2,746,575	20,683,308
Professional Services	385,782	195,185	588,213	298,929	3,312,663
Investor Relations	33,664	138,588	118,192	265,195	1,533,443
Extinguishment of debt	-	-	-	-	(1,422,225)
Miscellaneous	-	-	-	-	212,114
TOTAL	$2,734,483	$1,726,253	$7,836,784	$3,310,699	$24,319,303

Office costs include the costs of executive management and administrative consultants, rent, insurance, travel, and general office costs associated with maintaining business offices in China, Canada and Kazakhstan.  For the nine months ended September 30, 2005, office costs have increased over the same period in 2004 due to additional consulting costs relating to the acquisition of additional subsidiaries during the year, the substantial increase in Kazakhstan operations and additional costs of management.

Professional services include accounting, audit and legal advisory costs.  Professional costs have increased in the third quarter of 2005 compared to the same period in 2004.  This increase is primarily due to an increase in corporate activity.

Amortization and depreciation expense recorded during the third quarter of 2005 and 2004 resulted from the depreciation of office equipment and leasehold improvements.  No depletion was recorded on oil and gas assets, and oil and gas related accretion expenses were incurred.

We record the fluctuations in the fair value of certain unexercised stock options as a deferred compensation asset (reported as a reduction of stockholders’ equity on the balance sheet). This asset is amortized over the life of the stock options as non-cash compensation expense. The non-cash compensation expense in the third quarter of 2005 was $424,578 (2004 - $346,313).

Summary of Non-cash Compensation Expense:

	Expense $	Unamortized Deferred Compensation $
Options
Options granted June 2004	6,136	9,396
Options granted February 2005	418,442	3,910,712
Total	424,578	3,920,108

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

Certain commitments relating to KoZhaN require capital expenditure prior to the production phase. These include investment commitments of $16.43 million.  We anticipate we will be able to meet these capital costs through a number of financing alternatives. The investment commitment of $16.43 million is required to be spent in the Republic of Kazakhstan during the exploration phase, which is expected to last until approximately 2009.  We plan to finance this commitment through a combination of the sale of exploration related production and future equity financing.   The government’s objective in setting minimum work commitments is to ensure certain types of exploratory work is carried out by the license holder, including drilling new wells and seismic activity. The government measures the performance of Big Sky in meeting its work commitment by evaluating the actual work performed in comparison with the agreed requirements. Actual spending is not a performance measure.

The Vector and KoZhaN work commitments are measured by actual work undertaken and completed. The cost to complete the work can be lower, or higher, than the estimated cost. Actual cost is not the determining factor in meeting work commitment obligations. As the undertaken work commitments in 2005 are higher than those defined in the Hydrocarbon Contracts, Vector and KoZhaN are currently in discussions with the government to amend the commitment to the lesser amounts defined in the Hydrocarbon Contracts

Commercial discovery bonuses will be equal to 0.1% of the value of proved reserves if found.  We anticipate that any commercial discovery bonus will be small enough to be financed out of our working capital.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of 2005, Big Sky utilized cash for management and corporate administrative activities of approximately $469,000 per month.  Management anticipates that Big Sky currently has sufficient working capital to fund a minimum level of operations through December 2006. Current cash resources are not anticipated to be sufficient to fund the work commitment for existing licenses, acquire producing properties or additional licenses. To that end, Big Sky has sought additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve Big Sky’s objective, or result in commercial success.

In February 2005, Big Sky closed on a private placement which raised $13,625,000.  Big Sky issued 27,250,000 shares of common stock at a price of $0.50 per share.   We paid a finders fee of 6% in cash and warrants equal to 6% of the shares of common stock issued for a total cost of $817,140.  1,634,280 Warrants to purchase 1,634,280 shares of common stock at $0.50 per share were also issued.

In August, 2005, Big Sky issued 30,925,000 shares (comprised of 15,487,500 shares of common stock together with 15,487,500 Subscription Receipts exchangeable 1:1 for shares of common stock) subsequent to a private placement for gross proceeds of $30,925,000.  In addition to the shares of common stock issued to subscribers and noted for registration in this Registration Statement, additional subscriptions were received from Canadian investors who were issued 11,025,000 Special Warrants representing 1 share of common stock each, at a value of $1.00 per share for proceeds of $11.025,000 (and noted herein).The costs associated with this private placement include fees equal to 6% of the gross proceeds received by Big Sky and warrants issued to the finders that equal 6% of the shares issued under this private placement.  The total warrants issued for this private placement equaled 2,520,000.

As of September 30, 2005, we had cash and cash equivalents of $10,009,061.

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

Pursuant to Agreement No. 1, ABT is providing consideration for the Interest that consists of performance of certain construction works and up to 50% of the costs incurred in connection with Well # 10 in the Morskoe oil field that are not deemed to be associated with the “drilling works” of such well.

Also pursuant to Agreement No. 1, ABT agreed to provide a loan of up to $550,000 for the drilling works associated with Well # 10. “Drilling works” was defined as all costs associated with the drilling, completing, equipping, coring, logging, perforating and test of Well # 10.

The transfer of the Interest is subject to approval by the Ministry of Energy and Mineral Resources of Kazakhstan (the “MEMR”), which has not yet been received.

The Company has recorded the amount of $840,423 paid by ABT in performance of the construction works and the amount of $86,160 paid by ABT as its 50% portion of costs incurred in connection with Well # 10 that are not deemed to be drilling works, as an amounts loaned to the Company by ABT. In the event that the transfer of the Interest is approved by the MEMR, these amounts will be converted into amounts received as consideration for the Interest transferred to ABT.

The amounts received from ABT towards the drilling works, which as of December 31, 2004, equaled $500,000, have been recorded by the Company as a loan.  The Company has the obligation to repay the amount of $500,000 to ABT Ltd. should the farm out agreement not be approved by the Ministry.

Cash Requirements

The following aggregated information about our contractual obligations and other commitments aim to provide insight into our short and long-term liquidity and capital resource need and demands as at September 30, 2005.   Unless otherwise indicated, the majority of these contractual obligations and commitments are contingent upon our selling production.

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

* As disclosed in note 25 (g) to the consolidated  financial statements, we are obliged to spend $14,000,000 during the exploration phase, which is expected to end in 2009. As we are entitled to make these payments at any point over the exploration period, the timing of payments presented in the table reflects management’s estimate as to when these expenditures will be incurred by us.

The following commitments have been excluded based on the inability to estimate the timing

* As disclosed in Note 25 to the consolidated  financial statements, we are obliged to spend $16.43 million during the exploration phase, which is expected to end in 2009. As we are entitled to make these payments at any point over the exploration period, the timing of payments presented in the table reflects management’s estimate as to when these expenditures will be incurred by us.

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

PLAN OF OPERATION

Currently, our management expects that we have sufficient working capital surplus to fund our operations through December 2006, without including the costs of a drilling program or acquisitions of other potential fields.

On March 18, 2005, our former independent registered public accounting firm noted that the Corporation’s operating losses since inception raised substantial doubts about the Corporation’s ability to continue as a going concern.

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

Impairment of Oil and Gas Properties

Big Sky evaluates its long-lived assets, including oil and gas properties, for possible impairment by comparing the carrying values with the undiscounted future net after-tax cash flows. Among other things, this might be caused by falling oil and gas prices, a significant revision to reserve estimates, adverse changes in operating costs, tax or political environment. Asset impairment may occur if a field discovers lower than anticipated reserves, write downs of proved reserves based on field performance, significant changes in commodity prices, significant decreases in the market value of an asset, and significant change in the extent or manner of use or physical change in an asset. Impaired assets will be written down to their estimated fair values, generally their discounted future net after-tax cash flows. For proved oil and gas properties, Big Sky performs the impairment test on an individual field basis. Unproved properties are reviewed periodically to determine if there has been impairment of the carrying value with any such impairment charged to expense in the current period. We assessed our oil and gas properties for impairment at the end of 2004 and found no impairments were required based on our assumptions.

Stock Based Compensation

We account for stock-based awards to employees using the intrinsic method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees”.  Under APB 25, compensation expense is accounted for in accordance with the intrinsic method where the expense is recognized upon either the grant date, if immediately vesting; upon vesting if options vest over a period of time, as being the difference between the quoted market price and the exercise price, or if resulting from awards under variable plans, the expense is measured at each reporting period as the difference between the quoted market price and the exercise price.  We account for stock-based awards to non-employees in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123 requires that stock options awarded to non-employees be valued at fair value on the date of the award.  Management estimates the fair value of the stock options using the Black-Scholes option-pricing model and makes assumptions for the applicable interest rates, volatility and dividend yield.  In all cases, the calculated compensation is recognized as an expense over the period that the employee performs the related services.  For the three month period ended September 30, 2005, an amount of $424,578 was recorded as non-cash stock compensation expense in respect of employee and non-employee-stock based compensation (2004 - $346,313). For the nine month period ended September 30, 2005, an amount of $1,747,728 was recorded as non-cash stock compensation expense in respect of employee and non-employee-stock based compensation (2004 - $360,492).

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at September 30, 2005.

SUBSEQUENT EVENTS

On October 1, 2005, the Company granted options in the amount of 3,900,000 to several new employees.  Shares underlying such grants are to be issued at a price of $1.20. 500,000 options granted to a senior employee vest immediately.

On October 1, 2005, the Company granted options in the amount of 100,000 at an exercise price of $1.20, immediately vesting, to a consultant.

On October 18, 2005  the Company advised its shareholders of an extension of the escrow period pursuant to its Subscription Receipt and Special Warrant Indentures, which were put in place in connection with the private placement by the Company of Common Stock, Subscription Receipts and Special Warrants on August 24, 2005. During the extended escrow period, a Subscription Receipt or Special Warrant holder will have the right to maintain or withdraw its investment. Pending receipt of confirmation from Subscription Receipt and Special Warrant Holders, twenty-four million and seven hundred thousand United States Dollars (US$24,700,000), will remain in the Trustee's escrow account.

Subsequently, seven investors withdrew from the private placement reducing the share issuance to 28,325,000 (14,162,500 shares together with 15,475,000 Subscriptions Receipts) and 4,793,600 Special Warrants.

On November 10, 2005, four former directors exercised their outstanding and fully vested options to a total of 1,050,000 shares of common stock for proceeds of $150,000.

On 22 November 2005, BSEK signed a further Sale & Purchase Contract with the holders of the remaining 10% interest in KoZhaN.  Presently, the Company is in the process of obtaining a waiver from the Government of its pre-emptive right and consent from the MEMR to the resulting partial change to the identity of the ultimate subsoil user, as required by the laws of Kazakhstan.   The consideration for the Sale/Purchase is $1.275m which funds are currently in escrow awaiting the approval of the MEMR, as noted above.

On December 1, 2005, the Corporation entered into a Heads of Agreement with SK Corporation, a Korean corporation, whereby the Corporation agreed to transfer to SK Corporation fifty percent (50%) of its interest in Vector Energy West LLP. In exchange, SK Corporation agreed to provide the following consideration: (a) pay an up-front cash payment of $3,750,000 to the Corporation in compensation of the Corporation’s past funding contribution to Vector; (b) as of the date immediately following the closing date, fund fifty percent (50%) of the total expenditures of Vector; (c) funding of one hundred percent (100%) of the cost of the drilling of a first deep (pre-salt) well under Vector’s Atyrau and Liman-2 contracts, up to $15 million. The transaction is subject to numerous conditions, including the parties negotiating and entering into a definitive agreement, receipt of the requisite government approvals and receipt of the government’s waiver of its right of first refusal.

On July 12, 2005 and July 21, 2005, the Corporation’s wholly-owned subsidiary, Big Sky Energy Alakol Limited (“BSE Alakol”) entered into a series of agreements with Corporation Remas LLP, a Kazakhstan corporation, whereby BSE Alakol acquired a 50% interest in Alakol basin subsoil use contract #1766 dated June 15, 2005, subject to the Kazakhstan government’s consent and waiver of its right of first refusal. The agreements include an Agreement on Partial Sale of the Subsoil Use Right, Agreement on Joint Activity and Establishment of Consortium, Financial Aid Agreement and Pledge Agreement Over House and Land Allotment. The purchase price for the 50% interest consists of $430,000, which is not due until after receipt of the consent of the government to the partial transfer of subsoil use rights. The agreements further provide that BSE Alakol will pay $501,000 as payment of the bonus required under the subsoil use contract #1766.

Pursuant to these agreements, BSE Alakol will finance 100% of up to $10 million (which includes the $501,000 signature bonus). $5 million will be repaid by Remas from its revenues received from this project. After the first $10 million of financing, the parties shall provide further financing of $12,600,000 by the parties, on a fifty-fifty basis. If BSE Alakol provides for Remas’ portion of such financing, BSE Alakol is entitled to receive an additional interest of up to 25% of the project. If the government does not approve such additional interest transfer, Remas shall such amount within 10 days after receipt of such disapproval. Further, BSE Alakol has provided Remas with an interest free loan of $501,000 which is secured by a pledge of a private residence. The loan has a term of five months.

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

Subsequent to the discovery of the accounting error which was the causation of our current restatement, we carried out an evaluation, under the supervision and with the participation of our management and Audit Committee, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures while designed to provide reasonable assurance that information required to be disclosed in the reports the Corporation files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, were lacking in rigor and application and disclosure controls were not functioning.  It was therefore the conclusion of our chief executive officer and chief financial officer that our disclosure controls and procedures as of the periods covered by our Form 10-KSB/A as of December 31, 2004 and Forms 10-QSB/A for the periods March 31, 2005, June 30, 2005 and September 30, 2005 were not effective.

The Corporation has adopted a policy that all contracts drafted in a foreign language must be translated into English and then reviewed and approved by the Corporation’s legal counsel prior to execution.  Management believes that this will ensure that specificity and clarity will be included in every contract executed by the Corporation and its subsidiaries and prevent the misinterpretation that occurred in the contracts referenced above.   These measures are to address the defect noted in the lack of a review process for translated material prior to insertion into or reflection in the accounting records of the company;

As a first step in addressing a lack of sufficient personnel with appropriate knowledge, experience and training in US GAAP, the Audit Committee conducted a recruitment exercise which culminated in the employment of a senior accounting professional with a background in managing the accounting function within public reporting companies.

To address the lack of clear accountability structure within the accounting function and throughout the organization, our Chief Financial Officer has engaged with our Corporate Governance and Compliance Consultant to devise and implement a sub-certification program throughout the accounting function with the long-term goal of extending this program to all business processes.  It is the current intention of the Company to complete this programme in the first quarter of 2006.

In conjunction with external service providers, we will continue to identify, develop and implement remedial measures to address these inadequacies and failures and implement best practice in our internal controls over financial reporting.

Changes in Internal Controls

The Company’s internal controls over financial reporting identified in connection with the evaluation above during the periods noted above changed as noted above.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports Big Sky files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

PART II

ITEM 1.  LEGAL PROCEEDINGS

On 18 November 2005 a subsidiary of the Company, Big Sky Energy Atyrau Ltd. (“BSEA”) and an indirect subsidiary of the Company, Vector Energy West LLP (“VEW”) filed a Statement of Claim in the Republic of Kazakhstan against Ligostrade Service LLP (“Ligostrade”) and Farkhad Koblandyuly Shakirov, a former employee of the Company’s subsidiary, Vector Energy West LLP, seeking to invalidate a purported Assignment Agreement dated 28 September 2005, related to an attempt to assign the subsoil use rights arising under Subsoil Use Contract No. 1076, in respect of the Atyrau Block (“Assignment Agreement”) to Ligostrade.

On 22 November 2005 an Injunction was granted to VEW and BSEA, prohibiting Ligostrade, Mr. Shakirov and the Ministry of Energy and Mineral Resources (“MEMR”) from doing any actions to implement the purported Assignment Agreement including, the re-registration of the subsoil use rights arising under Subsoil Use Contract No 1076 in respect of the Atyrau Block pending the hearing of the case and any appeals.

On December 2, 2005 the scope of the Injunction was extended to prohibit the following acts: (a) the alienation or pledging of any shares or interests in or assets of Ligostrade Service LLP or any of its affiliated or related companies, whether by such parties themselves or by their bankers, financiers, employees, officers, directors, agents, lawyers, consultants and contractors (“Affiliates”), including without limitation all and any rights, interests or claims such party may have in relation to the subsoil use rights to the Atyrau Block arising under Contract No. 1077; (b) the sale, transfer or assignment of any rights or assets by Ligostrade Service LLP, or any of its or of any of its affiliated or related companies, and whether by such parties themselves or by their  Affiliates, including, without limitation, all and any rights, interests or claims such party may have in relation to the subsoil use rights to the Atyrau Block howsoever arising under Contract No. 1077; and (c) the Ministry of Energy and Mineral Resources from registration or transfer of any rights they may have in regards to the subsoil use rights to the Atyrau Block arising under Contract No. 1077.

On 20 October 2005 and, further, on 1 November 2005, Mr Shakirov, personally, commenced two (2) actions against certain employees of the Company and/or its subsidiaries, seeking compensation for moral damages arising as a result of the termination of his employment.  On 20 October he commenced a further proceeding claiming that his authority as President of VEW was wrongly terminated, and seeking reinstatement.  On November 23, 2005, the Company filed a Form 8-K disclosing under Section 8, Other Events, the issuing of the legal proceedings as noted above.

In relation to Contract No. 1104 as to the Karatal Block, Contract No.1102 as to the Dauletaly Block and Contract No. 1076 as to the Liman-2 Block (the “Blocks”) a Commission has been established by the MEMR to review its decision of 7 October 2005 to cancel the Company's  subsidiaries’ (the “Group”) subsoil use rights to the Blocks.  The Company has received legal advice to the effect that, until this Commission has made and delivered its report, and the MEMR have acted pursuant thereto, only then will any alleged modification of the subsoil use rights associated with the Blocks be determined.  Furthermore, to date the Group has not received or been provided with any other evidence which would suggest the Group is no longer the registered subsoil users in respect of the Blocks, as evidenced by Entries in the Register of Subsoil Users maintained by the MEMR, which is the ultimate determinant of such matters.

The effect of the Commission’s determination cannot, at this time, be estimated due to the fact that: (a) such determination will be with regards to three (3) Blocks, each of which could have a different result; and (b) it is possible that the determination of the Company’s subsidiaries subsoil use rights with regard to each Block could involve various conditions, limitations and/or rights. At this time, due to the lack of relevant facts, any estimate of the effect of the Commission’s determination would, therefore, be mere speculation.

We are not a party to any other material legal proceeding or litigation and we know of no additional material legal proceeding or contemplated or threatened litigation.  We are subject to potential litigation in the normal course of operations.  There are no claims currently pending that we consider would materially affect our operations.

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

On May 5, 2005, Big Sky signed a convertible debenture to secure a US$17.5 million facility from Sun Drilling LLP ("Sun Drilling") to finance the 2005 drilling program of its two subsidiaries, KoZhaN and Vector. Sun Drilling has agreed to provide full well construction services for several wells on a turnkey basis, specified under formal drilling contracts, finalized on May 5th. The Company’s operating subsidiaries, KoZhaN and Vector, will pay 20% of Sun Drilling's pre-agreed well construction cost in cash as each well is completed and the 80% balance within one year carrying an interest charge of LIBOR plus 4% per annum.  The payment of the 80% balance is secured by convertible debentures.  Sun Drilling will have the right to convert to the Company's shares of common stock after 365 days from issue of each invoice, with the conversion price not to exceed two dollars per share.  There is an additional optional conversion clause that permits Sun Drilling LLP, upon 30 days notice, on or before the Maturity Date, to redeem the convertible debentures, in whole or from time to time in part at the option of Sun Drilling LLP, at a redemption price equal to the Conversion Price plus accrued and unpaid interest.  This instrument has yet to be funded.

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

In August, 2005, Big Sky issued 30,925,000 shares (comprised of 15,487,500 shares of common stock together with 15,487,500 Subscription Receipts exchangeable 1:1 for shares of common stock) subsequent to a private placement for gross proceeds of $30,925,000.  In addition to the shares of common stock issued to subscribers and noted for registration in this Registration Statement, additional subscriptions were received from Canadian investors who were issued 11,025,000 Special Warrants representing 1 share of common stock each, at a value of $1.00 per share for proceeds of $11.025,000 (and noted herein).The costs associated with this private placement include fees equal to 6% of the gross proceeds received by Big Sky and warrants issued to the finders that equal 6% of the shares issued under this private placement.  The total warrants issued for this private placement equaled 2,520,000.

On October 18, 2005 the Company advised its participants in the August 24, 2005 private placement of an extension of the escrow period pursuant to its Subscription Receipt and Special Warrant Indentures, which were put in place in connection with the private placement by the Company of Common Stock, Subscription Receipts and Special Warrants on August 24, 2005. During the extended escrow period, a Subscription Receipt or Special Warrant holder had the right to maintain or withdraw its investment. Pending receipt of confirmation from Subscription Receipt and Special Warrant Holders, twenty-four million and seven hundred thousand United States Dollars (US$24,700,000), will remain in the Trustee's escrow account.  As of November 18, 2005, four investors holding Special Warrants exchangeable for 2,025,000 shares of common stock had elected to withdraw and funds in the total amount of $2,025,000 is refundable to such investors and their Special Warrants cancelled.  Subsequently, seven investors withdrew from the private placement reducing the share issuance to 28,325,000 (15,487,500 shares together with 14,162,500 Subscriptions Receipts) and 4,793,600 Special Warrants.

In September, 2005, Big Sky issued 2,150,000 restricted shares of common stock to two option holders who exercised their options under Big Sky’s 2000 Stock Award Plan.  The Company realized $133,500 from these exercises.

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

10.26 (11)	2000 Stock Award Plan, as amended by the shareholders, December 3, 2004
10.27 (13)	Master contract - Vector Energy West LLP and Sun Drilling
10.28 (13)	Power of Attorney for William Duncan - English translation
10.29 (13)	Master contract - KoZhaN LLP and Sun Drilling
10.30 (14)	Sun Drilling LLP Convertible Debenture Term Sheet
10.31 (14)	BDO Kazakhstanaudit LLP Client Acceptance Letter
10.31 (15)	Sale Purchase Agreement between Big Sky Energy Kazakhstan Ltd. and Mukashev; Kaschpov; Baikenov, Aranova, and Faskhutinov for the purchase of 10% of KoZhaN LLP.
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
(1)	Previously filed on Form 10-QSB on May 21, 2004
(2)	Previously filed on Form 8-K on October 31, 2003.
(3)	Previously filed on Form SB-2 on February 19, 2004
(4)	Previously filed on Form 10-KSB on March 30, 2004.
(5)	Previously filed on Form 8-K on May 18, 2004
(6)	Previously filed on Form 10-QSB on May 21, 2004
(7)	Previously filed on Form SB-2 on July 28, 2004.
(8)	Previously filed on Form 8-K on December 14, 2004
(9)	Previously reported on Form 8-K on March 9, 2005
(10)	Previously filed on Form 8-K on March 10, 2005
(11)	Previously filed on Form 14C on October 27, 2004
(12)	Previously filed on Form 8-K on February 3, 2005
(13)	Previously filed on Form SB-2 on May 13, 2005
(14)	Previously filed on Form 8-K on May 19, 2005
(15)	Previously filed on Form 10-QSB June 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Big Sky Energy Corporation
Date: December 8, 2005	By:	/s/ S.A. Sehsuvaroglu Name: S.A. Sehsuvaroglu Title: Chief Executive Officer (Principal Executive Officer)
Date: December 8, 2005	By:	/s/ Bruce H. Gaston Name: Bruce H. Gaston Title: Chief Financial Officer (Principal Accounting Officer)