Form 10QSB/A
period 2005-03-31
BIG SKY ENERGY CORP
filed 2005-12-20
CIK 1075247

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

As discussed in Notes 26, 27 to the condensed consolidated financial statements the interim financial statements for the period ended March 31, 2005 have been restated to correct errors in accounting for certain liabilities (Note 26) and stock – based compensation (Note 27).

BDO Kazakhstanaudit, LLP

Almaty, Kazakhstan

December 16, 2005

PART I

Big Sky Energy Corporation (“Big Sky” or the “Company”) is filing this Amendment No. 3 to its Quarterly Report on Form 10-QSB/A for the year ended March 31, 2005 (this “Amendment”) to reflect the amendment and restatement of its Consolidated Financial Statements for the interim period ended March 31, 2005 to reflect adjustments determined to be necessary as a result of an error in the calculation of compensation expense relating to certain shares of common stock issued to the Chief Executive Officer and the Chief Financial Officer under the Stock Awards Plan .

The Quarterly Report on Form 10-QSB for the period ended March 31, 2005, Amendment No.1 on Form 10-QSB/A and Amendment No.2 on Form 10-QSB/A were initially filed with the Securities and Exchange Commission on May 23, 2005, November 15, 2005 and December 2, 2005 respectively. This Amendment No. 3 on Form 10-QSB/A is being filed to reflect restatements of the following financial statements:

•

Consolidated balance sheets as at March 31, 2005:

•

Consolidated statements of operations and deficit for the period ended March 31, 2005;

•

Consolidated statements of stockholders’ equity for the period ended March 31, 2005;

•

Consolidated statements of cash flows for the period ended March 31, 2005;

•

and to make certain conforming changes.

Big Sky Energy Corporation is filing this amendment to its Form 10-QSB of March 31, 2005 - for the following reason:

Subsequent to the issuance of the Company’s unaudited March, 31 2005 financial statements Amendment No.1 on Form 10-QSB/A, the Company’s management determined that its calculation of the compensation cost for the 750,000 shares of common stock issued on March 9, 2005 under the Stock Awards Plan to the Chief Executive Officer (500,000 shares) and the Chief Financial Officer (250,000 shares) at a deemed price of $0.50 per share for net compensation costs of $375,000 was incorrect and that the shares of common stock should have been issued at $1.10, which was the market rate at the date of grant, for net compensation costs of $825,000. Issuing the shares at a price $0.60 below the market value at the date of grant resulted in an understatement of compensation costs and therefore an understatement of net loss and loss per share reported on the Consolidated Statements of Operations and Deficit for the period ended March 31, 2005 included in the March 31, 2005 Form 10-QSB Amendment No. 1 in the amounts of $450,000 and $0.01 respectively.  The error also resulted in an understatement of the “Additional Paid-in Capital” and the Deficit Accumulated During the Development Stage” accounts on the Consolidated Statements of Stockholder’s Equity and the Consolidated Balance Sheets included in the March 31, 2005 Form 10-QSB Amendment No. 1 in the amounts of $450,000. The error described above also resulted in an understatement of the “Net Loss from Continuing Operations” and the “Non-Cash Stock Compensation” accounts on the Consolidated Statements of Cash Flows for the period ended March 31, 2005 included in the March 31, 2005 Form 10-QSB Amendment No. 1 in the amount of $450,000.  The relating statements and disclosures have been adjusted to correct these misstatements.

The Form 10-QSB as initially filed on May 23, 2005 was not reviewed by either our former or current independent registered public accounting firms.  This amendment has been submitted for review to our current independent registered public accounting firm and review letter evidencing such review is included herewith.

ITEM 1.  FINANCIAL STATEMENTS (Amended and Restated)

Big Sky Energy Corporation
(a Development Stage Enterprise)
Consolidated Balance Sheets
(Expressed in United States Dollars)

	March 31, 2005	December 31, 2004
ASSETS	(Restated, see Notes 26, 27)	(Restated, see Note 26)
CURRENT
Cash and cash equivalents	11,312,037	983,734
Restricted cash	63,040	63,040
Advances to related parties	52,371	21,351
Interest and other receivables	231,741	142,865
Other current asset (Note 6)	-	86,160
Prepaid expenses	1,045,732	484,983
	12,704,921	1,782,133
LONG-TERM
Long-term advances	-	320,885
Advances to related parties	-	24,439
Property and equipment (Note 7)	391,123	384,077
Oil and gas properties (Note 8)	23,951,263	23,246,345
	$37,047,307	$25,757,879
LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Note 9)	623,010	761,158
Short-term interest free loan from ABT LTD (Note 10)	1,426,583	1,340,423
Obligations for social sphere development (Note 11)	1,401,000	1,401,000
Obligations for professional training of personnel (Note 12)	289,200	289,200
Obligations for acquisition of the right for geological information use (Note 13)	758,265	758,265
Signature bonus and penalty payable (Note 15)	61,739	-
Due to related parties (Note 22)	25,565	25,590
	4,585,362	4,575,636
LONG-TERM
Obligations for social sphere development (Note 11)	1,299,961	1,255,325
Obligations for professional training of personnel (Note 12)	313,543	304,641
Obligations for historical cost reimbursement (Note 14)	1,014,386	981,674
Asset retirement obligation (Note 16)	451,551	435,868
Deferred income tax liability (Note 17)	4,806,906	4,806,906
	12,471,709	12,360,050

CONTINUING OPERATIONS (NOTE 4)
COMMITMENTS AND CONTINGENCIES (NOTE 24)

STOCKHOLDERS' EQUITY
Common stock (Note 18	156,248	126,538
$0.001 par value, shares authorized: 150,000,000;
shares issued and outstanding: 97,829,060 (December
31, 2004 – 68,119,460)
Additional paid in capital	62,677,747	43,484,352
Deferred compensation	(5,587,786)	(27,926)
Deficit accumulated during development stage	(32,670,611)	(30,185,135)
	24,575,598	13,397,829
	$37,047,307	$25,757,879

The accompanying notes are an integral part of these condensed consolidated amended and restated financial statements.

Big Sky Energy Corporation
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations and Deficit (unaudited)
(Expressed in United States Dollars)
			Cumulative
			Period From
	Three Months Ended		Date of Inception
	March 31		February 1, 2000
	2005	2004	to March 31, 2005
GENERAL AND ADMINISTRATIVE EXPENSES	(Restated see Note 27)		(Restated see Note 27)
(including non-cash compensation of $830,050 (2004-$19,1721))	(2,543,336)	(766,532)	(19,025,855)
DEPRECIATION AND AMORTIZATION	(21,549)	(30,233)	(3,551,436)
ACCRETION	(101,933)	-	(349,321)
	(2,666,818)	(796,765)	(22,926,612)
FOREIGN EXCHANGE GAIN (LOSS)	164,994	-	(61,944)
INTEREST INCOME	16,348	1,822	431,961
LOSS FROM CONTINUING OPERATIONS	(2,485,476)	(794,943)	(22,556,595)

DISCONTINUED OPERATIONS
IMPAIRMENT OF ASSETS	-	-	(8,628,623)
LOSS IN BIG SKY NETWORK CANADA LTD.	-	-	(181,471)
LOSS IN SHEKOU JOINT VENTURE	-	-	(609,607)
LOSS IN CHENGDU JOINT VENTURE	-	-	(1,141,793)
GAIN ON SALE OF SHEKOU JOINT VENTURE	-	-	125,798
GAIN ON SALE OF BIG SKY NETWORK CANADA	-	-	179,935
INCOME (LOSS) ON DISCONTINUED OPERATION	-	(12,016)	141,745
INCOME (LOSS) FROM DISCONTINUED OPERATION	-	(12,016)	(10,114,016)
NET LOSS	(2,485,476)	(806,959)	(32,670,611)

DEFICIT, BEGINNING OF PERIOD	(30,185,135)	(23,393,087)	-

DEFICIT, END OF PERIOD	(32,670,611)	(24,200,046)	(32,670,611)

LOSS PER SHARE
Basic and diluted loss from continuing operations	(0.03)	(0.02)
Basic and diluted on discontinued operations	-	-
Basic and diluted – net loss	(0.03)	(0.02)

SHARES USED IN COMPUTATION
Basic and diluted	78,864,860	38,356,308

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
February 1, 2000

Issue of common stock
for the outstanding
shares of China
Broadband (BVI)
Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
agreements at $0.20
per share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
agreements at $1.00
per share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreement at $7.50 per
share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)

Balance,
December 31, 2000	19,474,517	77,936	20,631,344	(57,995)	(3,597,180)	17,054,105
Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775

Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)

Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative
Compensation Plan	-	-	163,463	-	-	163,463

Issuance of common
stock to settle legal
fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25
per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)

Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation	-	-	-	1,541,174	-	1,541,174

Deferred compensation	-	-	2,016,920	(2,016,920)	-	-

Alternative
Compensation Plan	682,802	683	(683)	-	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	7,900,000	7,900	1,916,232	-	-	1,924,132

Net loss	-	-	-	-	(3,129,762)	(3,129,762)

Balance,
December 31, 2003	31,096,603	89,516	26,840,474	(1,008,510)	(23,393,087)	2,528,393

Amortization of deferred
Compensation	-	-	-	758,264	-	758,264

Deferred compensation	-	-	(46,500)	46,500	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	100,000	100	24,900	-	-	25,000

Stock issued pursuant to
private placement
agreement at $0.50	24,340,000	24,340	11,515,168	-	-	11,539,508

Stock issued pursuant to
purchase of BSEK	8,000,000	8,000	2,280,000	-	-	2,288,000

Stock issued pursuant to
acquisition of BSEK
royalty interest	681,475	681	415,019	-	-	415,700

Stock issued pursuant to
purchase of BSEA
minority interests	3,500,000	3,500	2,551,500	-	-	2,555,000

Options exercised	101,666	102	4,982	-	-	5,084
Options cancelled	-	-	(175,820)	175,820	-	-
Warrants exercised	299,716	299	74,629	-	-	74,928

Net loss	-	-	-	-	(6,792,048)	(6,792,048)
Balance,
December 31, 2004	68,119,460	126,538	43,484,352	(27,926)	(30,185,135)	13,397,829

Amortization of deferred
Compensation (Note 19)	-	-	-	5,050	-	5,050

Deferred compensation	-	-	5,564,910	(5,564,910)	-	-

Stock issued pursuant to
private placement
agreements at $0.50	27,250,000	27,250	12,716,145	-	-	12,743,395

Stock issued pursuant to
stock awards	750,000	750	824,250	-	-	825,000

Options exercised	1,700,000	1,700	83,300	-	-	85,000

Warrants Exercised	9,600	10	4,790	-	-	4,800

Net loss	-	-	-	-	(2,485,476)	(2,485,476)
Balance,
March 31, 2005 (Restated – see Note 27)	97,829,060	156,248	62,677,747	(5,587,786)	(32,670,611)	24,575,598

The accompanying notes are an integral part of these condensed consolidated amended and restated financial statements.

Big Sky Energy Corporation
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (unaudited)
(Expressed in United States Dollars)
			Cumulative
			Period From
	Three Months Ended		Date of Inception
	March 31,		February 1, 2000
	2005	2004	to March 31, 2005
	(Restated see Note 27)		(Restated, see Note 26, 27)
CASH FLOWS RELATED TO THE FOLLOWING ACTIVITIES

OPERATIONS
Net loss from continuing operations	(2,485,476)	(794,943)	(22,556,595)
Income (loss) from discontinued operations	-	(12,016)	(10,114,016)
Adjustment for:
Extinguishment of debt	-	-	(1,422,225)
Amortization	25,936	30,233	3,555,823
Accretion	101,933	-	349,321
Unrealized foreign exchange gain	-	-	70,831
Impairment of assets	-	-	8,628,623
Loss in Big Sky Network Canada Ltd.	-	-	337,202
Loss in Shekou joint venture	-	-	609,607
Loss in Chengdu joint venture	-	-	1,141,793
Gain on Sale of Shekou joint venture	-	-	(125,798)
Gain on Sale of Big Sky Network Canada Ltd.	-	-	(179,935)
Non-cash stock compensation	830,050	191,721	4,055,271
Issuance of Common Shares for settlement of
legal fees	-	-	21,062
Changes in operating assets and liabilities
Restricted cash	-	-	(63,040)
Interest and other receivables	140,138	(23,059)	(7,190)
Prepaid expenses	(539,630)	25,297	(1,018,939)
Accounts payable and accrued liabilities	(107,186)	(212,375)	(273,983)
	(2,034,235)	(795,141)	(16,992,188)
FINANCING
Issue of common stock for cash	13,714,777	28,333	40,606,736
Share issuance costs	(881,606)	-	(1,698,777)
Advances for share subscriptions	-	-	(250,000)
Repayment of debt	-	-	(570,000)
Advance from ABT Ltd.(Note 10)	-	-	500,000
	12,833,171	28,333	38,587,959
INVESTING
Oil and gas properties	(406,037)	(45,085)	(1,797,503)
Property and equipment additions	(33,577)	(81,193)	(1,082,467)
Advances paid	-	-	(320,885)

Proceeds from the sale of the
Shekou joint venture (net of costs)	-	-	2,029,200
Investment in Chengdu joint venture	-	-	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	-	-	(2,395,828)
Acquisition of Vector Energy West LLP	-	-	(4,506,502)
Acquisition of Big Sky Energy Kazakhstan Ltd.	-	339,353	339,353
Advances to related parties	(31,019)	(2,465)	(1,367,775)
Changes in non-cash working capital:
Other current asset (Note 6)			(86,160)
Increase in short-term interest free loan to ABT			840,423
	(470,633)	210,610	(10,283,734)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALANTS	10,328,303	(556,198)	11,312,037

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	983,734	1,068,451	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	11,312,037	512,253	11,312,037

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	-	-	-
Cash paid for interest	-	-	-

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

	Three Months Ended March 31,
	2005	2004
	$	$
Net loss, as reported	(2,485,476)	806,959
Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects	825,000	152,103
Deduct: Total stock-based employee
compensation expense determined under fair
value-based method for all awards, net of
related tax effects	(825,000)	(13,421)

Pro-forma net loss	(2,485,476)	668,277

Net loss per share:
Basic and diluted – as reported	(0.03)	(0.02)
Basic and diluted – pro forma	(0.03)	(0.02)

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

	March 31, 2005	December 31, 2004

Loss before income taxes	$2,485,476	$6,792,048

Composite statutory income tax rate	35.0%	35.0%
Expected income tax recovery	$(869,917)	$(2,377,000)
Tax benefit not recognized	869,917	2,377,000

Income tax expense (recovery)	$-	$-

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

At March 31, 2005, the Corporation had a net operating loss of approximately $17,220,000 (December 31, 2004 - $15,650,000) for U.S. federal purposes. Utilization of the net operating loss, which expires on various dates starting in 2007, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.  Due to the uncertainty of utilizing these net operating losses, the Corporation has made a valuation allowance of an amount equal to the related deferred tax asset.

	March 31, 2005	December 31, 2004
	$	$

Net operating loss carry forward balance	17,220,000	15,650,000

Composite statutory tax rate	35.0%	35.0%
Deferred tax asset	6,027,000	5,477,800
Valuation allowance	(6,027,000)	(5,477,800)
	-	-

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

In March of 2005, the Corporation issued 750,000 shares of common stock under the Stock Awards Plan to the Chief Executive Officer (500,000 shares) and the Chief Financial Officer (250,000 shares) at the current market price at the date of grant of $1.10 per share for net compensation costs of $825,000.

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

RESTATEMENT #1

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

The changes to the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as at March 31, 2005 and December 31, 2004 can be summarized as follows:

Affected Statements & Accounts	At March 31, 2005		At December 31, 2004 & Cumulative Period From Date of Inception (for Statements of Cash Flows)

	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance Sheets:
Other current asset	-	-	-	86,160
Total Current assets	-	-	1,695,973	1,782,133
Oil and gas properties	22,690,680	23,951,263	22,158,082	23,246,345
Total Assets	35,786,724	37,047,307	24,583,455	25,787,879
Short-term interest free loan from ABT Ltd	166,000	1,426,583	166,000	1,340,423
Total Current Liabilities	3,324,779	4,585,362	3,401,213	4,575,636
Total Liabilities	12,299,389	13,559,972	11,185,627	12,360,050
Total Liabilities and Equity	35,786,724	37,047,307	24,583,455	25,757,879
Statements of Cash Flows:
Financing:
Advance from ABT Ltd.	-	-	166,000	500,000
Total Cash Flow from Financing	-	-	38,253,959	38,587,959
Investing:
Capital Expenditure-oil and gas properties	-	-	(709,240)	(1,797,503)
Cash flow from non-cash working capital:
Advance to ABT Ltd.	-	-	-	(86,160)
Increase in short-term loan interest free loan from ABT Ltd	-	-	-	840,423
Total Cash Flow from Investing	-	-	(9,949,734)	(10,283,734)

27.

RESTATEMENT #2

Subsequent to the issuance of the Company’s unaudited March, 31 2005 financial statements Amendment No.2 on Form 10-QSB/A, the Company’s management determined that its calculation of the compensation cost for the 750,000 shares of common stock issued on March 9, 2005 under the Stock Awards Plan to the Chief Executive Officer (500,000 shares) and the Chief Financial Officer (250,000 shares) at a deemed price of $0.50 per share for net compensation costs of $375,000 was incorrect and that the shares of common stock should have been issued at $1.10, which was the market rate at the date of grant, for net compensation costs of $825,000. Issuing the shares at a price $0.60 below the market value at the date of grant resulted in an understatement of compensation costs and therefore an understatement of net loss and loss per share reported on the Consolidated Statements of Operations and Deficit for the period ended March 31, 2005 included in the March 31, 2005 Form 10-QSB Amendment No. 1 in the amounts of $450,000 and $0.01 respectively.  The error also resulted in an understatement of the “Additional Paid-in Capital” and the Deficit Accumulated During the Development Stage” accounts on the Consolidated Statements of Stockholder’s Equity and the Consolidated Balance Sheets included in the March 31, 2005 Form 10-QSB Amendment No. 1 in the amounts of

$450,000. The error described above also resulted in an understatement of the “Net Loss from Continuing Operations” and the “Non-Cash Stock Compensation” accounts on the Consolidated Statements of Cash Flows for the period ended March 31, 2005 included in the March 31, 2005 Form 10-QSB Amendment No. 1 in the amount of $450,000.  The relating statements and disclosures have been adjusted to correct these misstatements.

The changes to the Consolidated Balance Sheets, the Consolidated Statements of Operations and Deficit, the Consolidated Statements of Stockholders’ Equity and the Consolidated Statements of Cash Flows as at and for the period ended March 31, 2005 can be summarized as follows:

Affected Statements & Accounts	At March 31, 2005		Cumulative Period From Date of Inception February 1, 2000 to March 31, 2005

	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance Sheets
Additional Paid-in Capital	62,227,747	62,677,747	-	-
Deficit Accumulated During Development Stage	(32,220,611)	(32,670,611)	-	-

Statements of Operations and Deficit:
General and Administrative Expenses	(2,093,336)	(2,543,336)	(18,575,855)	(19,025,855)
Loss from Continuing Operations	(2,035,476)	(2,485,476)	(22,476,612)	(22,926,612)
Net Loss	(2,035,476)	(2,485,476)	(22,106,595)	(22,556,595)
Loss per Share	(0.08)	(0.09)	-	-
Deficit, End of Period	(32,220,611)	(32,670,611)	(32,220,611)	(32,670,611)

Statements of Stockholders’ Equity:
Stock issued pursuant to Stock Awards Additional Paid-in Capital	374,250	824,250	375,000	825,000
Net Loss	(2,035,476)	(2,485,476)	(2,035,476)	(2,485,476)
Total Additional Paid-in Capital	62,227,747	62,677,747	-	-
Deficit Accumulated During Development Stage	(32,220,611)	(32,670,611)	-	-

Statements of Cash Flows:
Operations:
Net loss from operations	(2,035,476)	(2,485,476)	(22,106,595)	(22,556,595)
Non-cash stock compensation	380,050	830,050	3,605,271	4,055,271

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

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	THREE MONTH PERIOD ENDED MARCH 31, 2005 (As Restated)	THREE MONTH PERIOD ENDED MARCH 31, 2004	PERIOD FROM FEBRUARY 1, 2000 TO MARCH 31, 2005 (As Restated)
Loss from Continuing Operations	($2,485,476)	($794,943)	($22,556,595)
Loss from Discontinued Operations		($12,016)	($10,114,016)
Net loss	($2,485,476)-	$806,959	($32,670,611)
Basic and diluted (loss) per share	($0.03)	($0.02)
Basic and diluted weighted average common shares outstanding	78,864,860	38,356,308

Balance Sheet Data:

	March 31, 2005 (As Restated)	December 31, 2004 (As Restated)
Cash and cash equivalents	$11,312,037	$983,734
Working capital	$8,119,559	($2,793,503)
Total assets	$37,047,307	$25,757,879
Total stockholders’ equity	$24,575,598	$13,397,829

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

General Operating Expenses

	THREE MONTH PERIOD ENDED MARCH 31, 2005 (As Restated)	THREE MONTH PERIOD ENDED MARCH 31, 2004	PERIOD FROM FEBRUARY 1, 2000 TO MARCH 31, 2005 (As Restated)
Office Costs	2,360,429	$629,361	$15,913,753
Professional Services	100,763	$75,138	$2,825,213
Investor Relations	82,144	$62,033	$1,497,000
Extinguishment of debt	$-	-	($1,422,225)
Miscellaneous	$-	-	$212,114
TOTAL	2,543,336	$766,532	$19,025,855

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

Summary of Non-cash Compensation Expense:

	Expense	Unamortized Deferred Compensation
Options
Options granted April 2003	1,150	3,444
Options granted June 2004	3,900	19,432
Options granted February 2005	0	5,564,910
Total	$5,050	$5,587,786

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

The Corporation has adopted a policy that all contracts drafted in a foreign language must be translated into English and then reviewed and approved by the Corporation’s legal counsel prior to execution.  Management believes that this will ensure that specificity and clarity will be included in every contract executed by the Corporation and its subsidiaries and prevent the misinterpretation that occurred in the contracts referenced above.   These measures are to address the defect noted in the lack of a review process for translated material prior to insertion into or reflection in the accounting records of the company.

As a first step in addressing a lack of sufficient personnel with appropriate knowledge, experience and training in US GAAP, the Audit Committee conducted a recruitment exercise which culminated in the employment of a senior accounting professional with a background in managing the accounting function within public reporting companies.

To address the lack of clear accountability structure within the accounting function and throughout the organization, our Chief Financial Officer has engaged with our Corporate Governance and Compliance Consultant to devise and implement a sub-certification program throughout the accounting function with the long-term goal of extending this program to all business processes.  It is the current intention of the Company to complete this program in the first quarter of 2006.

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

Big Sky Energy Corporation
Date: December 16, 2005	By:	/s/ S.A. Sehsuvaroglu Name: S.A. Sehsuvaroglu Title: Chief Executive Officer (Principal Executive Officer)
Date: December 16, 2005	By:	/s/ Bruce H. Gaston Name: Bruce H. Gaston Title: Chief Financial Officer (Principal Accounting Officer)