Form 10QSB/A
period 2005-06-30
BIG SKY ENERGY CORP
filed 2005-12-20
CIK 1075247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

_________________________

FORM 10-QSB

Amendment No 5

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

As discussed in Note 26, 27 the accompanying condensed consolidated financial statements for the interim financial statements for the three-month and six-month periods ended June 30, 2005 have been restated to correct errors in accounting for certain liabilities (Note 26) and stock – based compensation (Note 27).

BDO Kazakhstanaudit, LLP

Almaty, Kazakhstan

December 16, 2005

PART I

Big Sky Energy Corporation (“Big Sky” or the “Company”) is filing this Amendment No. 5 to its Quarterly Report on Form 10-QSB/A for the year ended June 30, 2005 (this “Amendment”) to reflect the amendment and restatement of its Consolidated Financial Statements for the interim period ended June 30, 2005 to reflect adjustments determined to be necessary as a result of an error in the calculation of compensation expense relating to certain shares of common stock issued to the Chief Executive Officer and the Chief Financial Officer under the Stock Awards Plan .

The Quarterly Report on Form 10-QSB for the period ended June 30, 2005, Amendment No.1 on Form 10-QSB/A, Amendment No.2 on Form 10-QSB/A, Amendment No.3 on Form 10-QSB/A and Amendment No.4 on Form 10-QSB/A were initially filed with the Securities and Exchange Commission on August 22, 2005, August 29, 2005, August 31, 2005, November 16, 2005 and December 2, 2005 respectively. This Amendment No. 5 on Form 10-QSB/A is being filed to reflect restatements of the following financial statements:

•

Consolidated balance sheets as at June 30, 2005:

•

Consolidated statements of operations and deficit for the period ended June 30, 2005;

•

Consolidated statements of stockholders’ equity for the period ended June 30, 2005;

•

Consolidated statements of cash flows for the period ended June 30, 2005;

•

and to make certain conforming changes.

Big Sky Energy Corporation is filing this amendment to its Form 10-QSB of June 30, 2005 - for the following reason:

Subsequent to the issuance of the Company’s unaudited June 30, 2005 financial statements Amendment No.3 on Form 10-QSB/A, the Company’s management determined that its calculation of the compensation cost for the 750,000 shares of common stock issued on March 9, 2005 under the Stock Awards Plan to the Chief Executive Officer (500,000 shares) and the Chief Financial Officer (250,000 shares) at a deemed price of $0.50 per share for net compensation costs of $375,000 was incorrect and that the shares of common stock should have been issued at $1.10, which was the market rate at the date of grant, for net compensation costs of $825,000. Issuing the shares at a price $0.60 below the market value at the date of grant resulted in an understatement of compensation costs and therefore an understatement of net loss and loss per share reported on the Consolidated Statements of Operations and Deficit for the period ended June 30, 2005 included in the June 30, 2005 Form 10-QSB Amendment No. 1 in the amounts of $450,000 and $0.01 respectively.  The error also resulted in an understatement of the “Additional Paid-in Capital” and the Deficit Accumulated During the Development Stage” accounts on the Consolidated Statements of Stockholder’s Equity and the Consolidated Balance Sheets included in the June 30, 2005 Form 10-QSB Amendment No. 1 in the amounts of $450,000. The error described above also resulted in an understatement of the “Net Loss from Continuing Operations” and the “Non-Cash Stock Compensation” accounts on the Consolidated Statements of Cash Flows for the period ended June 30, 2005 included in the June 30, 2005 Form 10-QSB Amendment No. 1 in the amount of $450,000.  The relating statements and disclosures have been adjusted to correct these misstatements.

The Form 10-QSB as initially filed on August 22, 2005 was not reviewed by either our former or current independent registered public accounting firms.  This amendment has been submitted for review to our current independent registered public accounting firm and review letter evidencing such review is included herewith.

ITEM 1.  FINANCIAL STATEMENTS

BIG SKY ENERGY CORPORATION
(a Development Stage Enterprise)
Condensed Consolidated Balance Sheets (unaudited)
(Expressed in United States Dollars)

	June 30, 2005 (Restated, see Notes 26, 27)	December 31, 2004 (Restated, see Note 26)
ASSETS
CURRENT
Cash and cash equivalents	5,827,209	983,734
Restricted cash	76,040	63,040
Advances to related parties	111,325	21,351
Interest and other receivables	154,028	142,865
Other current asset (Note 6)		86,160
Prepaid expenses	1,830,905	484,983
	7,999,507	1,782,133
CAPITAL ASSETS
Long-term advances	-	320,885
Advances to related parties	-	24,439
Property and equipment (Note 7)	446,013	384,077
Oil and gas properties (Notes 5, 8)	27,010,224	23,246,345
	$35,455,744	$25,757,879
LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Notes 9, 15)	1,086,977	761,158
Short-term interest free loan from ABT LTD (Note 10)	1,426,582	1,340,423
Obligations for social sphere development (Note 11)	1,401,000	1,401,000
Obligations for professional training of personnel (Note 12)	289,200	289,200
Obligations for acquisition of the right for geological information use (Note 13)	758,265	758,265
Due to related parties (Note 22)	25,565	25,590
	4,987,589	4,575,636
LONG-TERM
Obligations for social sphere development (Note 11)	1,346,187	1,255,325
Obligations for professional training of personnel (Note 12)	324,692	304,641
Obligations for historical cost reimbursement (Note 14)	1,058,866	981,674
Asset retirement obligation (Note 16)	467,607	435,868
Deferred income tax liability (Note 17)	4,806,906	4,806,906
	12,991,847	12,360,050
COMMITMENTS AND CONTINGENCIES (NOTE 24)

STOCKHOLDERS' EQUITY
Common stock (Note 18)	156,878	126,538
$0.001 par value, shares authorized: 150,000,000;
shares issued and outstanding: 98,458,565 (December
31, 2004 – 68,119,460)
Additional paid in capital	62,170,926	43,484,352
Deferred compensation	(4,341,242)	(27,926)
Deficit accumulated during development stage	(35,522,665)	(30,185,135)
	22,463,897	13,397,829
	$35,455,744	$25,757,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG SKY ENERGY CORPORATION
(a Development Stage Enterprise)
Condensed Consolidated Statements of Operations & Deficit (unaudited)
(Expressed in United States Dollars)
					Cumulative
					Period From
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2005	2004	2005	2004	June 30, 2005
	(Restated see Note 27)		(Restated see Note 27)		(Restated see Note 27)
GENERAL AND ADMINISTRATIVE EXPENSES
(including non-cash compensation (recovery) of $493,100 for the three months ended June 30, 2005 (2004 – ($177,541)) and $1,323,150 for the six months ended June 30, 2005 (2004 - $14,179)	$(2,563,352)	$(817,914)	$(5,102,301)	$(1,584,446)	$(21,584,820)
AMORTIZATION	(21,175)	(63,293)	(47,111)	(93,526)	(3,576,998)
ACCRETION	(117,910)	(36,153)	(219,843)	(36,153)	(467,231)
	(2,702,437)	(917,360)	(5,369,255)	(1,714,125)	(25,629,049)

FOREIGN EXCHANGE GAIN (LOSS)	(220,205)	(7.093)	(55,211)	(7,093)	(282,149)
INTEREST INCOME	70,588	413	86,936	2,235	502,549
LOSS FROM CONTINUING OPERATIONS	(2,852,054)	(924,040)	(5,337,530)	(1,718,983)	(25,408,649)

DISCONTINUED OPERATIONS
IMPAIRMENT OF ASSETS					(8,628,623)
LOSS IN BIG SKY NETWORK CANADA LTD.	--	--	--	--	(181,471)
LOSS IN SHEKOU JOINT VENTURE	--	--	--	--	(609,607)
LOSS IN CHENGDU JOINT VENTURE	--	--	--	--	(1,141,793)
GAIN ON SALE OF SHEKOU	--	--	--	--	125,798
GAIN ON SALE OF BIG SKY NETWORK CANADA LTD.	--	--	--	--	179,935
INCOME (LOSS) ON DISCONTINUED OPERATIONS	--	(13,315)	--	(25,331)	141,745

NET LOSS	(2,852,054)	(937,355)	(5,337,530)	(1,744,314)	(35,522,665)

DEFICIT, BEGINNING OF PERIOD	(32,670,611)	(24,200,046)	(30,185,135)	(23,393,087)	-

DEFICIT, END OF PERIOD	$(35,522,665)	$(25,137,401)	$(35,522,665)	$(25,137,401)	$(35,522,665)

LOSS PER SHARE
Basic and diluted	$(0.03)	$ (0.02)	$(0.06)	$ (0.04)

SHARES USED IN COMPUTATION
Basic and diluted	98,237,202	41,615,500	88,604,545	43,234,825

BIG SKY ENERGY CORPORATION (a Development Stage Enterprise) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (Expressed in United States Dollars)
					Deficit
					Accumulated
			Additional		during the	Total
	Common Stock		Paid-in	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$

Balance,	1,509,850	59,971	-	-	-	59,971
February 1, 2000

Issue of common stock
for the outstanding
Shares of China
Broadband (BVI)
Corp.	13,500,000	13,500	696,529	-	-	710,029

Stock issued pursuant to
private placement
Agreements at $0.20
per share	500,000	500	98,835	-	-	99,335

Stock issued pursuant to
private placement
Agreements at $1.00
per share	1,530,000	1,530	1,518,289	-	-	1,519,819

Stock issued pursuant to
private placement
agreement at $7.50 per
Share	1,301,667	1,302	9,696,236	-	-	9,697,538

Acquisition of the shares
of Big Sky Network
Canada Ltd.	1,133,000	1,133	8,496,367	-	-	8,497,500

Issuance of warrants	-	-	44,472	-	-	44,472

Non-cash compensation	-	-	15,235	-	-	15,235

Deferred compensation	-	-	65,381	(65,381)	-	-

Amortization of deferred
compensation	-	-	-	7,386	-	7,386

Net loss	-	-	-	-	(3,597,180)	(3,597,180)
Balance,
December 31, 2000	19,474,517	$ 77,936	$ 20,631,344	$ (57,995)	$(3,597,180)	$17,054,105

Deferred compensation	-	-	1,030,708	(1,030,708)	-	-

Issuance of warrants	-	-	277,775	-	-	277,775
Amortization of deferred
compensation	-	-	-	369,037	-	369,037

Net loss	-	-	-	-	(14,074,665)	(14,074,665)
Balance,
December 31, 2001	19,474,517	77,936	21,939,827	(719,666)	(17,671,845)	3,626,252

Amortization of deferred
compensation	-	-	-	326,191	-	326,191

Deferred compensation	-	-	139,289	(139,289)	-	-

Alternative
Compensation Plan	-	-	163,463	-	-	163,463

Issuance of common
stock to settle legal
fees	42,124	-	21,062	-	-	21,062

Stock issued pursuant to
private placement
agreements at $0.25
per share	2,997,160	2,997	644,364	-	-	647,361

Net loss	-	-	-	-	(2,591,480)	(2,591,480)
Balance,
December 31, 2002	22,513,801	80,933	22,908,005	(532,764)	(20,263,325)	2,192,849

Amortization of deferred
compensation	-	-	-	1,541,174	-	1,541,174

Deferred compensation	-	-	2,016,920	(2,016,920)	-	-

Alternative
Compensation Plan	682,802	683	(683)	-	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	7,900,000	7,900	1,916,232	-	-	1,924,132

Net loss					(3,129,762)	(3,129,762)
Balance,
December 31, 2003	31,096,603	89,516	26,840,474	(1,008,510)	(23,393,087)	2,528,393

Amortization of deferred
compensation	-	-	-	758,264	-	758,264

Deferred compensation	-	-	(46,500)	46,500	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	100,000	100	24,900	-	-	25,000

Stock issued pursuant to
private placement
agreements at $0.50
per share	24,340,000	24,340	11,515,168	-	-	11,539,508

Stock issued pursuant to
purchase of BSEK	8,000,000	8,000	2,280,000	-	-	2,288,000

Stock issued pursuant to
acquisition of BSEK
royalty interest	681,475	681	415,019	-	-	415,700

Stock issued pursuant to
acquisition of BSEK
minority interest	3,500,000	3,500	2,551,500	-	-	2,555,000

Options exercised	101,666	102	4,982	-	-	5,084
Options cancelled	-	-	(175,820)	175,820	-	-
Warrants exercised	299,716	299	74,629	-	-	74,928

Net loss	-	-	-	-	(6,792,048)	(6,792,048)
Balance,
December 31, 2004	68,119,460	126,538	43,484,352	(27,926)	(30,185,135)	13,397,829

Amortization of deferred
compensation	-	-	-	5,050	-	5,050

Deferred compensation	-	-	5,564,910	(5,564,910)	-	-

Stock issued pursuant to
private placement
agreements at $0.50	27,250,000	27,250	12,716,145	-	-	12,743,395

Stock issued pursuant to
stock awards	750,000	750	824,250	-	-	825,000

Options exercised	1,700,000	1,700	83,300	-	-	85,000

Warrants Exercised	9,600	10	4,790	-	-	4,800

Net loss	-	-	-	-	(2,485,476)	(2,485,476)
Balance,
March 31, 2005	97,829,060	156,248	62,677,747	(5,587,786)	(32,670,611)	24,575,598

Amortization of deferred
compensation	-	-	-	493,100	-	493,100

Deferred compensation	-	-	(390,000)	390,000	-	-

Options exercised	150,000	150	7,350	-	-	7,500
Options cancelled			(363,444)	363,444		-
Warrants Exercised	479,505	480	239,273	-	-	239,753

Net loss	-	-	-	-	(2,852,054)	(2,852,054)
Balance,
June 30, 2005 (restated – see Note 27)	98,458,565	156,878	62,170,926	(4,341,242)	(35,522,665)	22,463,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG SKY ENERGY CORPORATION
(a Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (unaudited)
(Expressed in United States Dollars)
					Cumulative
					Period From
					Date of
					Inception
	Three Months Ended		Six Months Ended		February 1,
	June 30,		June 30,		2000 to
	2005	2004	2005	2004	June 30, 2005
CASH FLOWS RELATED TO THE			(Restated see Note 27)		(Restated, see Notes 26, 27)
FOLLOWING ACTIVITIES

OPERATIONS
Net loss from continuing operations	$(2,852,054)	$ (924,040)	$(5,337,530)	$(1,718,983)	$(25,408,649)
Income from discontinued operations		(13,315)	-	(25,331)	(10,114,016)
Adjustment for:
Extinguishment of debt	-	21,924		21,924	(1,422,225)
Depreciation and amortization	21,175	63,293	47,111	93,526	3,576,998
Accretion	117,910	36,153	219,843	36,153	467,231
Unrealized foreign exchange gain	--	--	--	--	70,831
Impairment of assets	--	--	--	--	8,628,623
Loss in Big Sky Network Canada Ltd.	--	--	--	--	337,202
Loss in Shekou joint venture	--	--	--	--	609,607
Loss in Chengdu joint venture	--	--	--	--	1,141,793
Gain on sale of Big Sky Network Canada Ltd.	--	--	--	--	(179,935)
Gain on sale of Shekou joint venture	--	--	--	--	(125,798)
Non-cash stock compensation (Note 19)	493,100	(177,541)	1,323,050	14,179	4,548,371
Issuance of Common Shares for settlement
of legal fees	--	--	--	--	21,062
Changes in operating assets and liabilities, net of the effect of acquisitions
Restricted cash	(13,000)	--	(13,000)	--	(76,040)
Interest and other receivable	(122,223)	(94,113)	17,915	(117,172)	(129,413)
Prepaid expenses	(784,263)	(97,933)	(1,323,893)	(72,635)	(1,803,202)
Accounts payable and accrued liabilities	(655,257)	556,222	(762,442)	343,847	(929,239)
	(3,794,612)	(629,350)	(5,828,846)	(1,424,491)	(20,786,799)
INVESTING
Oil and gas properties	(1,803,957)	(408,699)	(2,209,994)	(453,784)	(3,601,460)
Fixed asset additions	(74,558)	(121,117)	(108,135)	(202,310)	(1,157,026)
Advances paid	--	--	--	--	(320,885)
Advances (repayments) to related parties	(58,954)	1,357	(89,973)	(1,108)	(1,426,729)
Proceeds from sale of Shekou joint
venture (net of costs)	--	--	--	--	2,029,200
Investment in Chengdu joint venture	--	--	--	--	(1,935,590)
Acquisition of Big Sky Network Canada Ltd.	--	--	--	--	(2,395,828)
Acquisition of Big Sky Energy Kazakhstan Ltd.	--	--		339,353	339,353

Acquisition of Vector Energy West LLP, net of cash acquired		(4,506,502)		(4,506,502)	(4,506,502)
Changes in non-cash working capital:
Other current asset (Note 6)	--	--	--	--	(86,160)
Increase in short-term interest free loan to ABT	--	--	--	--	840,423
	(1,937,469)	(5,034,961)	(2,408,102)	(4,824,351)	(12,221,204)

FINANCING
Issue of common stock for cash	247,253	6,851,676	13,962,029	6,880,009	40,853,989
Stock issuance costs		(215,512)	(881,606)	(215,512)	(1,698,777)
Advances from ABT Ltd. (Note 10)	-	--	-	--	500,000
Repayment of advances for share subscriptions		(250,000)		(250,000)	(250,000)
Repayment of debt		(570,000)		(570,000)	(570,000)
	247,253	5,816,164	13,080,423	5,844,497	38,835,212

NET DECREASE (INCREASE) IN CASH
AND CASH EQUIVALANTS	(5,484,828)	151,853	4,843,475	(404,345)	5,827,209

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	11,312,037	512,253	983,734	1,068,451	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$5,827,209	664,106	$5,827,209	664,106	$5,827,209

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	$	$	$	$
Net loss, as reported	(2,852,054)	(937,355)	(5,337,530)	(1,744,314)
Add: Stock-based employee compensation
recovery (expense) included in reported
net loss, net of related tax effects	475,500	195,011	1,304,400	42,908
Deduct: Total stock-based employee
compensation recovery (expense) determined under
fair value based method for all awards,
net of related tax effects	(819,080)	(5,209)	(1,644,080)	(18,630)

Pro forma net loss	(3,195,634)	(747,553)	(5,677,210)	(1,720,036)

Loss per share:
Basic and diluted – as reported	(0.03)	(0.02)	(0.06)	(0.04)
Basic and diluted – pro forma	(0.03)	(0.02)	(0.06)	(0.04)

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

	June 30, 2005	December 31, 2004

Loss before income taxes	$5,337,530	$6,792,048

Composite statutory income tax rate	35.0%	35.0%
Expected income tax recovery	$(1,868,136)	$(2,377,000)
Tax benefit not recognized	1,868,136	2,377,000

Income tax expense (recovery)	$-	$-

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

At June 30, 2005, the Corporation had a net operating loss of approximately $19,860,000 (December 31, 2004 - $15,650,000) for U.S. federal purposes. Utilization of the net operating loss, which expires on various dates starting in 2007, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.  Due to the uncertainty of utilizing these net operating losses, the Corporation has made a valuation allowance of an amount equal to the related deferred tax asset.

	June 30, 2005	December 31, 2004
	$	$

Net operating loss carry forward balance	19,860,000	15,650,000

Composite statutory tax rate	35.0%	35.0%
Deferred tax asset	6,951,000	5,477,800
Valuation allowance	(6,951,000)	(5,477,800)
	-	-

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

RESTATEMENT #1

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

27.

RESTATEMENT #2

Subsequent to the issuance of the Company’s unaudited June 30, 2005 financial statements Amendment No.3 on Form 10-QSB/A, the Company’s management determined that its calculation of the compensation cost for the 750,000 shares of common stock issued on March 9, 2005 under the Stock Awards Plan to the Chief Executive Officer (500,000 shares) and the Chief Financial Officer (250,000 shares) at a deemed price of $0.50 per share for net compensation costs of $375,000 was incorrect and that the shares of common stock should have been issued at $1.10, which was the market rate at the date of grant, for net compensation costs of $825,000. Issuing the shares at a price $0.60 below the market value at the date of grant resulted in an understatement of compensation costs and therefore an understatement of net loss and loss per share reported on the Consolidated Statements of Operations and Deficit for the period ended June 30, 2005 included in the June 30, 2005 Form 10-QSB Amendment No. 3 in the amounts of $450,000 and $0.01 respectively.  The error also resulted in an understatement of the “Additional Paid-in Capital” and the Deficit Accumulated During the Development Stage” accounts on the Consolidated Statements of Stockholder’s Equity and the Consolidated Balance Sheets included in the June 30, 2005 Form 10-QSB Amendment No. 3 in the amounts of $450,000. The error described above also resulted in an understatement of the “Net Loss from Continuing Operations” and the “Non-Cash Stock Compensation” accounts on the Consolidated Statements of Cash Flows for the period ended June 30, 2005 included in the June 30, 2005 Form 10-QSB Amendment No. 3 in the amount of $450,000.  The relating statements and disclosures have been adjusted to correct these misstatements.

The changes to the Consolidated Balance Sheets, the Consolidated Statements of Operations and Deficit, the Consolidated Statements of Stockholders’ Equity and the Consolidated Statements of Cash Flows as at and for the period ended June 30, 2005 can be summarized as follows:

Affected Statements & Accounts	As At & Period Ended June 30, 2005		Cumulative Period From Date of Inception February 1, 2000 to June 30, 2005

	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance Sheets
Additional Paid-in Capital	61,720,926	62,170,926	-	-
Deficit Accumulated During Development Stage	(35,072,665)	(35,522,665)	-	-

Statements of Operations and Deficit:
General and Administrative Expenses	(4,652,301)	(5,102,301)	(21,134,820)	(21,584,820)
Loss from Continuing Operations	(4,887,530)	(5,337,530)	(24,958,649)	(25,408,649)
Net Loss	(4,887,530)	(5,337,530)	(35,072,665)	(35,522,665)
Loss per Share	(0.05)	(0.06)	-	-
Deficit, End of Period	(35,072,665)	(35,522,665)	(35,072,665)	(35,522,665)

Statements of Stockholders’ Equity:
Stock issued pursuant to Stock Awards Additional Paid-in Capital	374,250	824,250	375,000	825,000
Net Loss (At March 31, 2005)	(2,035,476)	(2,485,476)	(2,035,476)	(2,485,476)
Total Additional Paid-in Capital	61,720,926	62,170,926	-	-
Deficit Accumulated During Development Stage	(35,072,665)	(35,522,665)	-	-

Statements of Cash Flows:
Operations:
Net loss from operations	(4,887,530)	(5,337,530)	(24,958,649)	(25,408,649)
Non-cash stock compensation	873,050	1,323,050	4,098,371	4,548,371

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

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	THREE MONTH PERIOD ENDED JUNE 30, 2005	THREE MONTH PERIOD ENDED JUNE 30, 2004	SIX MONTH PERIOD ENDED JUNE 30, 2005 (As Restated)	SIX MONTH PERIOD ENDED JUNE 30, 2004	PERIOD FROM FEBRUARY 1, 2000 TO JUNE 30, 2005 (As Restated)
Loss from Continuing Operations	($2,852,054)	($924,040)	($5,337,530)	($1,718,983)	($25,408,649)
Loss from Discontinued Operations	-	($13,315)		($25,331)	($10,114,016)
Net Loss	($2,852,054)	($937,355)	($5,337,530)	($1,744,314)	($35,522,665)
Basic and diluted (loss) per share	($0.03)	($0.02)	($0.06)	($0.04)	-
Basic and diluted weighted average common shares outstanding	98,237,202	41,615,500	88,604,545	43,234,825	-

Balance Sheet Data:

	June 30, 2005 (As Restated)	December 31, 2004 (As Restated)
Cash and cash equivalents	$5,827,209	$983,734
Working capital	$3,011,918	($2,793,503)
Total assets	$35,455,744	$25,757,879
Total stockholders’ equity	$22,463,897	$13,397,829

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

General Operating Expenses

	THREE MONTH PERIOD ENDED JUNE 30, 2005	THREE MONTH PERIOD ENDED JUNE 30, 2004	SIX MONTH PERIOD ENDED JUNE 30, 2005 (As Restated)_	SIX MONTH PERIOD ENDED JUNE 30 2004	PERIOD FROM FEBRUARY 1, 2000 TO JUNE 30, 2005 (As Restated)
Office Costs	$2,459,300	724,734	4,815,342	1,354,095	18,368,271
Professional Services	$101,668	28,606	202,431	103,744	2,926,881
Investor Relations	$2,384	64,574	84,528	126,607	1,499,779
Extinguishment of debt	$-	$-	-	-	(1,422,225)
Miscellaneous	$-	$-	-	-	212,114
TOTAL	$2,563,352	817,914	5,102,301	1,584,446	21,584,820

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