Form 10KSB
period 2005-12-31
BIG SKY ENERGY CORP
filed 2006-12-04
CIK 1075247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 -------------------------

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number:

Big Sky Energy Corporation (Exact name of small business issuer in its charter)

NEVADA	72-1381282
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 750, 440 – 2nd Avenue SW
Calgary, Alberta, Canada	T2P 5E9
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 1 (403) 234-8282

Securities Registered Under Section 12(b) of the Exchange Act:	None

Securities Registered Under Section 12(g) of the Exchange Act:	Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No | X |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

Indicate by Check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes | | No | X |

Revenue for the most recent fiscal year: $525,518

Aggregate market value of voting and non-voting common stock held by non-affiliates of the Corporation using the average of the bid and asked price of the common stock, as of November 27, 2006: $130,057,250

Number of shares outstanding of each of the Corporation's classes of common stock, as of November 27, 2006: 160,754,423 shares of common stock, par value US$0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format YES | | NO | X |

1

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Throughout this document we use the “Corporation” to denote Big Sky Energy Corporation, a Nevada corporation, unless the context requires otherwise.

CERTAIN DEFINITIONS

The definitions set forth below shall apply to the indicated terms as used in this Annual Report. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

After payout. With respect to an oil or natural gas interest in a property, refers to the time period after which the costs to drill and equip a well have been recovered.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

Bbls/d. Stock tank barrels per day. Bcf. Billion cubic feet.

Bcfe. Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Before payout. With respect to an oil and natural gas interest in a property, refers to the time period before which the costs to drill and equip a well have been recovered.

cm. Cubic meter or a liquid volume unit equivalent to 6.3 bbls. For gaseous substances, it is a volume unit equivalent to 35.28 cubic feet.

Completion. The installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Developed acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole or well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed the related oil and natural gas operating expenses and taxes.

Exploratory well. A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

Farm-in or farm-out. An agreement whereunder the owner of a working interest in an oil and natural gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty and/or reversionary interest in the lease. The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”

Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Finding costs. Costs associated with acquiring and developing proved oil and natural gas reserves which are capitalized by us pursuant to generally accepted accounting principles in the United States, including all costs involved in acquiring acreage, geological and geophysical work and the cost of drilling and completing wells, excluding those costs attributable to unproved property. Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

MBbls. One thousand barrels of crude oil or other liquid hydrocarbons.

Mcf. One thousand cubic feet. Mcf/d. One thousand cubic feet per day.

Mcfe. One thousand cubic feet equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids, which approximates the relative energy content of crude oil, condensate and natural gas liquids as compared to natural gas. Prices have historically been higher or substantially higher for crude oil than natural gas on an energy equivalent basis although there have been periods in which they have been lower or substantially lower.

MMcf. One million cubic feet. MMcf/d. One million cubic feet per day.

MMcfe. One million cubic feet equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids, which approximates the relative energy content of crude oil, condensate and natural gas liquids as compared to natural gas.

MMcfe/d. One million cubic feet equivalent per day. Mcm. One thousand cubic meters. Mcm/d. One thousand cubic meters per day.

Metric ton. A liquid volume unit equivalent to approximately 7.5 bbls.

Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells.

NGL’s. Natural gas liquids measured in barrels.

NRI or Net Revenue Interests. The share of production after satisfaction of all royalty, overriding royalty, oil payments and other nonoperating interests.

Normally pressured reservoirs. Reservoirs with a formation-fluid pressure equivalent to 0.465 PSI per foot of depth from the surface. For example, if the formation pressure is 4,650 PSI at 10,000 feet, then the pressure is considered to be normal.

Over-pressured reservoirs. Reservoirs subject to abnormally high pressure as a result of certain types of subsurface formations.

Post – salt prospect. Possible drillable hydrocarbon containing structures and/or traps that are located above the Kungurian salt domes or diapirs in the Precaspian basin of western Kazakhstan

Plant Products. Liquids generated by a plant facility and include propane, iso-butane, normal butane, pentane and ethane.

Pre-caspian basin. The large and prolific hydrocarbon producing sedimentary basin that is located on western Kazakhstan, containing such super giant oil fields as Tengiz, Kashagan and Karachaganak with a sedimentary thickness in excess of 20 km.

Pre-salt prospect: Exploration prospect related to possible hydrocarbons accumulated in reservoir rocks of pre-Kungurian age. In pre-salt prospects, potential reservoir rocks occur below thick rock salt deposits of Kungurian age (middle Permian).

Present value. When used with respect to oil and natural gas reserves, the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated, without giving effect to nonproperty-related expenses such as general and administrative expenses, debt service and future income tax expense or to depletion, depreciation, and amortization, discounted using an annual discount rate of 10%.

Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceeds production expenses and taxes.

Proved developed nonproducing reserves. Proved developed reserves expected to be recovered from zones behind casing in existing wells.

Proved developed producing reserves. Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and able to produce to market.

Proved developed reserves. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

Proved reserves. The estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved undeveloped location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

Recompletion. The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Royalty interest. An interest in an oil and natural gas property entitling the owner to a share of oil or natural gas production free of costs of production.

3-D seismic. Advanced technology method of detecting accumulations of hydrocarbons identified through a three-dimensional picture of the subsurface created by the collection and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

Salt dome: A mushroom-shaped or plug-shaped diaper made of salt, commonly having an overlying cap rock.

A salt dome is formed when a thick bed of evaporite minerals (mainly salt, or halite) found at depth intrudes vertically into surrounding rock strata, forming a diaper.

Salt dome (specific to Kazakhstan). Flowing upward due to density difference of Kungurian (Lower Permian ) aged salt deposits from their original flat lying position for several thousand meters high into dome, arch, mushroom or dike like configurations, causing updoming and structurations of overlying younger sediments.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Working interest or WI. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

Workover. Operations on a producing well to restore or increase production.

OVERVIEW

We were incorporated in February 1993 as Institute for Counselling, Inc. under the laws of the State of Nevada. On April 14, 2000, we acquired China Broadband (BVI) Corp., a British Virgin Islands company, incorporated in February 2000, by issuing 13,500,000 shares of our common stock in exchange for all of the issued and outstanding common stock of China Broadband (BVI) Corp. The former shareholders of China Broadband (BVI) Corp. became our controlling shareholders. On April 14, 2000, subsequent to the above acquisition, we changed our name to "China Broadband Corp." and merged China Broadband (BVI) Corp. into China Broadband Corp.

Late in October 2003, we began investing in oil and natural gas assets, an area in which our management has knowledge and experience and it was our belief that it was the right time to diversify into the oil and natural gas industry. We considered that this diversification would provide us with a revenue stream and financial stability which would sustain our operations so that we could concentrate on growing our business in the oil and natural gas sector. On December 29, 2003, we changed our name from China Broadband Corp. to China Energy Ventures Corp. On December 3, 2004, our shareholders approved a further name change to Big Sky Energy Corporation (the “Corporation”).

Our principal business office, in Kazakhstan, is located at Business Centre "Granit" 281 Khusainova St., Block E Almaty, Kazakhstan 50060, and our phone number there is + 7 3272 598 903. We maintain executive offices in Calgary, Alberta, located at Suite 750, 440 – 2nd Avenue SW, Calgary, Alberta, Canada T2P 5E9, and our phone number there is 1-403-234-8282. On March 1, 2006, our Board of Directors voted to incept a new corporate headquarters to be located in London, UK. This is anticipated to become operational on or about January 1, 2007.

We maintain a World Wide Web site address at www.bigskycanada.com. Information on our web site is not part of this document.

The following figure sets forth our corporate structure as of November 27, 2006.

Neither the Corporation, nor any of its subsidiaries, has been subject to any bankruptcy, receivership or similar proceedings.

Oil and Natural Gas Business

The Corporation’s objective is to find fields with proven reserves that justify exploration and that require some enhanced recovery, workover, additional drilling or stimulation, and that have an exploration upside, located near infrastructure and markets, in countries with favorable fiscal and tax regimes and well developed commercial laws, including adequate environmental regulations. The Corporation has determined that Kazakhstan was one country that meets these criteria and commenced efforts to locate acquisition opportunities there. However, the Corporation does not currently have any proven oil and natural gas reserves.

As at December 31, 2005, the Corporation operated five licenses located in the Atyrau Region of the Republic of Kazakhstan. These licenses are all in their exploration phase, requiring intensive seismic investigation, data processing, interpretation and exploratory drilling during the course of the contract period. The Corporation expects that most of these exploration contracts will be finalized by 2008 or 2009, at which time the Corporation will negotiate further development contracts for these licenses. Licenses which are deemed non-productive during or after the exploratory phase will be returned back to the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan.

The Corporation is also actively looking to acquire additional acreage in both exploration and development phases to enhance our organic growth. These acquisitions are mainly targeted in the general area of the Caspian Sea, however, depending on both opportunity and content, the Corporation will be considering acquisitions located in Russia, the Middle East and/or North Africa.

During 2005, the Corporation restructured its top management by adding a new President and CEO. In addition we have concentrated on bringing in sufficient financing to ensure the Corporation’s full compliance with the provisions of the five license contracts. An office move within Almaty enabled us to consolidate two affiliates’ offices into one to provide additional synergies and cost savings. A complete overhaul of the local personnel was conducted to improve performance and operational efficiency. A field office was opened and staffed in the city of Atyrau to enable us to stay close to our operations.

Big Sky Energy Kazakhstan Ltd.

Big Sky Energy Kazakhstan Ltd. (“BSEK”) was incorporated on July 29, 2003 in Alberta, Canada and holds a 100% interest in KoZhaN LLP, which has three petroleum licenses in the Atyrau region of Kazakhstan.

KoZhaN

KoZhaN LLP (“KoZhaN”) was incorporated as a limited liability partnership on April 28, 2001, in the Republic of Kazakhstan by five Kazakhstani nationals unrelated to us. As a wholly owned subsidiary of BSEK, the President of KoZhaN is appointed by BSEK – Mr. S.A. Sehsuvaroglu (for 2005/2006), who is also the President and CEO of the Corporation.

On August 11, 2003, Big Sky Energy Kazakhstan Ltd. (“BSEK”) and five individuals then partners in KoZhaN LLP (“KoZhaN”) entered into a Sale-Purchase Agreement (the “2003 SPA”) under which BSEK acquired 90% (18% from each individual) of the participatory interest in the charter capital of KoZhaN. On November 22, 2005, Big Sky Energy Kazakhstan Ltd. entered into an agreement for the sale and purchase of the remaining 10% participatory interest in KoZhaN LLP. On December 14, 2005, the Ministry of Energy and Mineral Resources approved the sale of the 10% participatory interest to Big Sky Energy Kazakhstan Ltd. at which time Big Sky Energy Kazakhstan Ltd. paid $1,275,000 to the sellers. As a result of this transaction, Big Sky Energy Kazakhstan Ltd. now owns 100% of KoZhaN LLP. (See “Legal Proceedings”)

On February 17, 2003, KoZhaN entered into agreements with the Government of Kazakhstan for the exploration and development of three petroleum licenses in the Atyrau region of western Kazakhstan.

  The Morskoe license covers an area of 18,434 acres. The Morskoe field was discovered in 1965 when five wells drilled in the field, resulting in four oil wells. One well tested a combined oil flow of 1,300 barrels of oil per day (“bopd”). Three new wells have been drilled in 2005, with the first producing 3,165 bopd on test. A two-well combined production of over 5,000 bopd was achieved in late December 2005. The third well has not been individually tested as yet. Currently, test production from Morskoe is being sent to a refinery located in Atyrau.
  The Karatal license, which covers an area of 103,982 acres. Several wells were drilled in the late 1960s on the property tested small oil flows. 60 km of 2D seismic has been shot, three wells have been re-entered and one new well has been drilled, waiting on completion and well testing in 2005. Currently, there is limited test production from one re-entry well, which is being sent to the Atyrau refinery.
  The Dauletaly license covers an area of 33,359 acres. No reserves have been established on the license, which is adjacent to the Krykmyltyk field, which is currently producing approximately 2,000 bopd. 105 km of 2D seismic has been shot in 2005.

On February 7, 2006, KoZhaN signed an Agreement with ABT Ltd. a Kazakhstan company ("ABT"), pursuant to which ABT agreed to relinquish any and all claims in respect of a purported contractual right to a 45% interest in the Exploration and Production Contract for the Morskoe Block. Under this Agreement, the Corporation agreed to pay ABT 1,520,218,282 Kazakhstan Tenge, which is approximately equivalent to $11,600,000, to be apportioned as follows:

  Sixty seven million twenty-eight thousand (67,028,000) Kazakhstan Tenge, which is approximately equivalent to $511,400 in repayment of a loan from ABT to KoZhaN for the drilling works provided by ABT on Well No. 10, Morskoe field;
  One hundred eighteen million, four hundred one thousand seven hundred thirty three (118,401,733.) Kazakhstan Tenge, which is approximately equivalent to $903,500 in payment for work done by ABT under a Construction Agreement; and
  One billion three hundred thirty four million seven hundred eighty eight thousand five hundred and forty nine (1,334,788,549) Kazakhstan Tenge, which is approximately equivalent to $10,185,100 in consideration for the cancellation of any and all perceived or actual rights of ABT under Agreement No.1 and the Agreement on Partial Transfer of the Subsoil Use Right. This amount is inclusive of all applicable taxes and other obligatory payments pursuant to the laws of Kazakhstan including VAT. In addition to the cash payment set out above, Big Sky Energy Corporation agreed to issue

ABT 15,000,000 shares of the Corporation's common stock. The transaction was completed on March 10, 2006. As a result of this acquisition, KoZhaN LLP owns 100% interest in the Morskoe Field.

Big Sky Energy Atyrau Ltd.

Big Sky Energy Atyrau Ltd. (“BSEA”) was incorporated on April 8, 2004, in Alberta, Canada and owns 100% of VEW Energy West.

VEW Energy West

Vector Energy West LLP (“VEW”) was incorporated as a limited liability partnership in the Republic of Kazakhstan on July 4, 2001. As a wholly owned subsidiary of BSEA, the President of VEW is appointed by BSEA – Mr. Matthew J. Heysel has held the position of President of VEW from December 2004 to date.

On December 28, 2002, VEW entered into agreements with the Government of Kazakhstan for the exploration and development of two petroleum licenses in western Kazakhstan.

  The Atyrau license covers an area of 2,599,044 acres. The Atyrau field is located on the north shore of the Caspian Sea, near the city of Atyrau. This block has some 33 salt domes identified by seismic. Of these, 8 post salt prospects have been identified and drilled. Over 400 km of 2D seismic has been shot and one exploratory well has been drilled in 2005.
  The Liman-2 license covers an area of 1,015,599 acres. The Liman-2 field is located immediately west of the Atyrau license on the north shore of the Caspian Sea. This block has some 10 un-drilled salt domes.

Subsequently, the Atyrau license was lost due to a fraudulent conveyance by a previous officer of VEW. The Liman-2 license was also subsequently lost due to the failure to meet certain minimum work commitments. See “Item 3. Legal Proceedings” for full disclosure as to the current status of these two licenses.

On December 6, 2005, the Corporation signed a letter of intent referred to as a Heads of Agreement with SK Group, a large Korean energy and chemical company, to farm-out through its VEW affiliate a 50% interest in Atyrau and Liman-2 Blocks. SK Group was to commit to fund fifty percent of total expenditures of VEW and drill a deep well targeting a pre-salt prospect at a cost of up to US$15,000,000 and reimburse the Corporation for historical costs. This transaction has not been progressed.

Big Sky Energy Alakol Ltd.

Big Sky Energy Alakol Ltd. was incorporated on March 17, 2005, in Alberta, Canada to hold 50% interest in the sub-soil rights of Alakol Block, located in the eastern Alakol region of Kazakhstan.

Alakol Block

On July 12, 2005 and July 21, 2005, the Corporation’s wholly-owned subsidiary, Big Sky Energy Alakol Limited (“BSE Alakol”) entered into a series of heads of agreements with Remas Corporation LLP (“Remas”), a Kazakhstan company for the acquisition of a 50% interest in the Subsoil Use Contract No. 1766 dated June 15, 2005, in relation to the Alakol block (the “Contract”). The acquisition was subject to waiver of the Kazakhstan government’s pre-emptive right and approval of the Ministry of Energy and Mineral Resources (“MEMR”). Under the Agreement on the Partial Sale of the Subsoil Use Rights, the purchase price of $430,000 was not due until after receipt of the government approvals for the proposed transfer. The agreements further provide that BSE Alakol were to pay $501,000 being the signature bonus required under the Contract.

As required by Kazakhstan law, Remas filed with MEMR its request for government’s approval of the proposed transfer. On January 20, 2006, Remas informed BSE Alakol, in writing, that the MEMR had decided not to grant its consent to the acquisition and consequently did not waive its right of first refusal under the Contract. However, Remas advised BSE Alakol of its intention to rectify the situation and continue negotiations with MEMR with respect to obtaining the required consent for the proposed transfer. Based on this representation, the Corporation granted Remas time to resolve this issue, however, as of April 18, 2006, the Corporation conceded that this transaction was not possible to complete. Remas has reimbursed the Corporation in respect of a loan made to it to pay the signature bonus and no further action or progress on this matter is anticipated.

Hydrocarbon Contracts

In Kazakhstan, producers have the right to negotiate sales contracts directly with purchasers, allowing the market to determine the price of oil. Under the terms of the three Contracts for Exploration and Production of Hydrocarbons (“Hydrocarbon Contracts”) entered into by the MEMR and KoZhaN on the Morskoe, Karatal and Dauletaly Fields, all production has to be sold into the domestic market until we reach the Full Field Development stage as defined in the Hydrocarbon Contracts. If the domestic market cannot absorb the produced hydrocarbons we can sell our product on the international market.

Full Field Development

The Full Field Development stage has a maximum term of 6 years. We have the right to accelerate the exploration activities and thus shorten the exploration phase. During the Full Field Development stage, and with the express consent of the Kazakhstan government, predicated on refinery capacity, we can sell up to 80% of our production on the international markets. To date this has not occurred. Currently domestic prices are approximately US$ 145 per tonne (under the Hydrocarbon Contracts, our production is gauged and measured in tonnes, not barrels of oil per day).

Pilot Production Stage

              The pilot production stage is a part of the exploration period which is designed to determine the most optimum and effective way of developing the field.

Competition

The Government of Kazakhstan issues licenses on a regular basis through bidding rounds. Shares in existing licenses can be freely sold and purchased, subject to the terms of the individual Charter and Foundation Agreements in place. Late in 2004, the Government of Kazakhstan passed legislation providing certain pre-emptive rights whereby the government has the right to acquire interests in fields if there is an intention of the license holder to sell or farm out to a third party. However, there is little competition from foreign companies for the assets in Kazakhstan targeted by the Corporation. Major international companies target the large high-risk offshore blocks in the Caspian Sea.

While there are no restrictions in accessing the pipelines exporting crude from Kazakhstan, a transportation agreement has to be signed with KazTransOil, and export quotas have to be obtained from the MEMR.

Employees and Consultants

The number of employees has risen sharply according to the needs of the operations. We have added certain consultants both in-country and outside to assist in our corporate governance, oil transport and marketing and government compliance. We hired the services of foreign and local engineering and design companies to assist us with geological, geophysical and infrastructure projects. We expect these professional services to enhance our performance measurably within the upcoming year.

Set forth below is an indication of the Corporation’s 2006 operations and number of employees and consultants required by our subsidiaries and us to maintain present operations.

Number of Employees/Consultants

	Management	Financial	Technical	Administrative	Field Op’s	Total

Almaty, Kazakhstan	3	6	6	13	-	28
Atyrau, Kazakhstan	2	1	7	4	20	34
Canada	0	0	0	1	-	4
Other	1	0	0	0	-	1
Total	6	7	13	18	20	64

Should the Corporation’s development necessitate, we will hire additional employees and consultants in sales, marketing, and administration over the current fiscal year and will hire additional management and employees on an as-needed basis. If the need arises for additional technical employees and we are unable to hire qualified employees in a timely manner, we may continue to outsource projects to third parties.

Big Sky Energy Ltd.

Big Sky Energy Ltd. was incorporated on May 31, 2004, in Alberta, Canada in order to have a representative oil and natural gas office in China. We own 100% of this subsidiary, which is currently inactive.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Risks Relating To Our Business

We have a limited operating history. The failure of our plans could ultimately force us to reduce or suspend operations and even liquidate our assets and wind-up and dissolve our Corporation.

We did not commence operating as an oil and natural gas company until January 2004 when we closed on our first oil and gas acquisition. Revenue from production of oil did not commence until December 2005. We anticipate that our revenue stream will remain reasonably flat as we progress from the exploration phase to the production phase. As a result, our business will continue to be dependent on raising capital from equity or debt financing until such time as sales from oil and natural gas are sufficient to meeting our operating and administrative expenses. We cannot at this time ascertain when, if at all, this will occur.

We have incurred net losses since inception and anticipate that losses will continue. Should losses continue indefinitely, it would eventually result in us ceasing operations.

We have incurred losses since inception and had an accumulated deficit of $74,848,913 at December 31, 2005. We anticipate that we will continue to incur net losses due to an increased level of planned operating and capital expenditures, increased sales and marketing costs, high costs associated with oil and natural gas exploration and development, additional personnel requirements and our general growth objectives. We anticipate that our net losses will increase in the near future as we implement our continued business strategy and commence oil and natural gas exploration. Our ability to earn a profit will depend on the success of our oil and natural gas exploration and development programs, which has not yet been achieved. We may never achieve profitability.

Our ability to continue as a going concern requires us to raise additional funds and produce working capital from oil and natural gas operations.

In light of our lack of profitability, liquidity and capital resources, and the risks described in this section, our management and our independent registered public accounting firm have expressed substantial doubt as to our ability to continue as a going concern. We will need additional capital or a farmout of our interests to third parties to fund any new ventures, which is uncertain and will likely result in the dilution to existing shareholders’ interests.

Our consolidated financial statements as of December 31, 2005 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2006. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2005, the Corporation had a net loss of approximately $44.7 million on revenues of approximately $525,000. As a result, the Corporation's accumulated deficit more than doubled from approximately $30.2 million as at December 31, 2004, to approximately $74.8 million as at December 31, 2005. The Corporation's net loss of approximately $44.7 million includes a onetime impairment of two (2) of its oil and gas properties in the amount of $9.5 million and costs in the amount of $11.4 million for the issuance of shares as a penalty for the Corporation's inability to meet certain registration rights that it had granted to investors that participated in the Corporation's private placements conducted in September/October 2004, February/March 2005, August 2005 and December 2005 (see Note 26). During 2005, the Corporation utilized cash for operating activities of approximately $1.1 million per month, averaged over the fiscal year.

As of the date of this filing, management anticipates that it has sufficient working capital to fund its current level of operations for approximately five (5) months. Therefore, such working capital is not sufficient to fund the next phase of the Corporation’s development, including its expansion in the oil and gas business, and it will be seeking additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation’s objective, or result in commercial success.

The Corporation's net revenues from 2005 were from sales that commenced in December 2005. Since that time, the Corporation's subsidiary KoZhaN LLP continues to earn revenues from its oil and gas operations. This amount however is not sufficient to meet the Corporation's consolidated operating needs or its need to fund certain plans for growth of its business. The Corporation cannot assure you that it will be able to obtain sufficient capital to satisfy its operating needs, all of its obligations or that its operating subsidiaries will be commercially successful.

The ability of the Corporation to survive will depend on its ability to finance, acquire, explore for and produce oil and natural gas on a profitable basis.

Our inability to retain our key managerial personnel could affect our ability to continue conducting our business.

Our success depends to a significant extent on the continued efforts of our executive officers, principally the Executive Chairman of the Board and the Chief Executive Officer, who are responsible for the continuing development of our oil and natural gas assets. The loss of any one of the incumbent individuals could have a material adverse effect on our ability to continue to locate, negotiate and acquire oil and natural gas assets and financing to develop these assets. We would have to replace any such individuals with someone that has commensurate experience and abilities if they were to leave us. We have entered into employment and non-competition agreements with all of these individuals.

Our business may be adversely affected by relationships between the United States and the countries in which we do business, which may impede our ability to operate in the countries in which we are located.

We are a Nevada corporation and subject to the laws of the United States. Our principal businesses are conducted through wholly-owned subsidiaries that operate in Kazakhstan. Our business is directly affected by political and economic conditions in Kazakhstan. Our business may be adversely affected by the diplomatic and political relationships between the U.S., and/or Russia and/or Kazakhstan. These relationships may adversely influence the Kazakhstan government and public opinion of U.S. corporations conducting business in Kazakhstan and may affect our ability to obtain regulatory approval to operate effectively. In addition, boycotts, protests, governmental sanctions and other actions could adversely affect our ability to operate profitably.

We have identified material weaknesses in our internal controls over financial reporting which, if not remediated, may adversely affect our ability to timely and accurately meet our financial reporting responsibilities.

We have identified a number of material weaknesses in our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 (see Part II, Item 8A Control and Procedures). We intend to undertake a process to remediate the identified material weaknesses; however our failure to complete this remediation process may adversely affect our ability to accurately report our financial results in a timely manner.

We also believe that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2005. We believe that the material weaknesses identified in our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 mean that we cannot fully ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act with the Commission is recorded, processed, summarized and processed within the time period specified in the Commission’s rules and forms and is accumulated and communicated to the management, including principal executives and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Risks Related to Our Oil and Natural Gas Operations

If our exploration and development programs prove unsuccessful, we may not be able to continue operations.

An investment in our company should be considered highly speculative due to the nature of our involvement in the exploration, development and production of oil and natural gas. Oil and natural gas exploration involves a high degree of risk, which even with a combination of experience, knowledge and careful evaluation may not be able to overcome. Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil and natural gas reservoirs will be encountered. The cost to drill, complete and operate wells is often uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors including unexpected drilling conditions, abnormal pressures, equipment failures, premature declines of reservoirs, blow-outs, sour gas releases, fires, spills or other accidents, as well as weather conditions, compliance with governmental requirements, delays in receiving governmental approvals or permits, unexpected environmental issues and shortages or delays in the delivery of equipment. Our inability to drill wells that produce commercial quantities of oil and natural gas would have a material adverse effect on our business, financial condition and results of operations.

Future oil and natural gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after exploration, drilling, operating and other costs. Completion of wells does not ensure a profit on the investment or recovery of exploration, drilling, completion and operating costs. Drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect production. Adverse conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions.

Fluctuations in commodity prices could have a material impact on our revenues, which would affect our profitability.

Commodity price risk related to conventional crude oil prices could become our most significant market risk exposure if we achieve oil and natural gas production. Crude oil prices are influenced by such worldwide factors as the Organization of the Petroleum Exporting Countries actions, political events and supply and demand fundamentals. At this time, we cannot accurately predict these fluctuations because we do not know when we will commence generating revenues from our oil and natural gas operations. Furthermore, we cannot estimate, at this time, the impact of commodity price fluctuations until we can predict the level of revenues.

Application, interpretation and enforcement of government taxes is inconsistent making it difficult for us to ensure that we are compliant which could lead to penalties and interest.

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

VEW and KoZhaN face competition which could adversely affect their ability to penetrate the oil and natural gas market in Kazakhstan which may make it difficult to attain profitability.

The oil and natural gas market is competitive and some of the indirect competitors of VEW and KoZhaN are major international energy industry operators.

These competitors have various advantages over VEW and KoZhaN, including:

  substantially greater financial resources, which gives them greater flexibility when developing their exploration and drilling programs;
  greater recognition in the industry, which influences a potential partners’ decision to participate in programs;
  larger operations, which provides economies of scale and operating efficiencies not available to VEW or KoZhaN;
  access to domestic and international crude oil transportation pipelines and long-term offtake agreements to export markets;
  ability offer more competitive packages to potential employees and/or employees working for us;
  longer operating histories; and
  more established relationships with government officials and other strategic partners.

VEW and KoZhaN may be unable to successfully compete with these established competitors, which may adversely affect their ability to acquire Hydrocarbon Contracts, licenses and drilling permits, which could impact their ability to generate revenue.

Compliance, interpretation and enforcement with evolving environmental laws and regulations may impact our expenses in a negative manner, which would directly impact our profit margins.

Extensive national, regional and local environmental laws and regulations in Kazakhstan affect the operations of VEW and KoZhaN. These laws and regulations set various standards regulating certain aspects of health and environmental quality which provide for user fees, penalties and other liabilities for the violation of these standards and establish, in some circumstances, obligations to remediate current and former facilities and off-site locations. We believe we are currently in compliance with all existing Kazakhstan environmental laws and regulations. However, as new environmental laws and legislation are enacted and the old laws are repealed, interpretation, application and enforcement of the laws may become inconsistent. Compliance in the future could require significant expenditures, which would directly impact our profit margins.

If KoZhaN does not honor its capital expenditure commitments with the Republic of Kazakhstan, it may lose its exploration licenses.

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

We report in U.S. Dollars. 100% of our oil production prior to our entering the production phase of our subsoil use contracts and between 20 and 50% of our oil production upon entering the production phase of our subsoil use contracts is required to be sold in domestic market where selling prices are determined in the Tenge, the currency of Kazakhstan. The majority of our Kazakhstan operating costs will be denominated in Tenge (KZT). The Kazakhstan Tenge is not a fully convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities into US Dollars for the purpose of these financial statements does not indicate that the Corporation could realize or settle in US Dollars the reported values of the assets and liabilities. Likewise, it does not indicate that the Corporation could return or distribute the reported US Dollars values of capital and retained earnings to its shareholders.

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

Other Risks

We may encounter difficulties in enforcing our title to our properties.

Since all of our oil and gas interests are currently held in the Republic of Kazakhstan, in which there is no private ownership of oil and gas properties, good title to our interests is dependent on the validity and enforceability of the governmental licenses and contractual arrangements that we enter into with government entities, either directly or indirectly. We believe that we have satisfactory title to such interests in accordance with standards generally accepted in the crude oil and natural gas industry in the areas in which we operate. Our interests in properties are subject to royalty interests, liens for current taxes and other burdens, none of which we believe materially interferes with the use of, or affects the value of, such interests. However, there is no assurance that our title to its interests will be enforceable in all circumstances due to the uncertain nature and predictability of the legal systems in some of the countries in which we operate.

We will require additional funds to implement our long-term oil and gas development plans.

It will take years and substantial cash expenditures to develop fully our oil and gas properties. We have sole responsibility to provide financing for our oil and gas properties. Accordingly, we may need to raise additional funds from outside sources in order to pay for project development costs. We may not be able to obtain that additional financing. If adequate funds are not available, we will be required to scale back or even suspend our operations or such funds may only be available on commercially unattractive terms. Furthermore, additional funds will be required to pursue exploration activities on our existing undeveloped properties.

We may be unable to finance our oil and gas projects.

Our long term ability to finance our present oil and gas projects according to present plans is dependent upon obtaining additional funding. An inability to obtain financing in the future could require us to scale back or abandon part or all of our future project development, capital expenditure, production and other plans. The availability of equity or debt financing to us is affected by many factors, including:

  world and regional economic conditions;
  the state of international relations;
  the stability and the legal, regulatory, fiscal and tax policies of various governments in areas in which we have or intend to have operations;
  fluctuations in the world and regional price of oil and gas and in interest rates;
  the outlook for the oil and gas industry in general and in areas in which we have or intend to have operations; and
  competition for funds from possible alternative investment projects.

Potential investors and lenders will be influenced by their evaluations of us and our projects, including their technical difficulty, and comparison with available alternative investment opportunities.

Our operations may be subject to the risk of political instability, civil disturbance and terrorism.

Our oil and gas properties and activities are located in Kazakhstan, which is located in the former Soviet Union. Operation and development of our properties is subject to a number of conditions particularly applicable to former Soviet Union countries, including political instability. The present governmental arrangements in Kazakhstan were established relatively recently, when the former communist regime was replaced. If they fail to maintain the support of their citizens, other institutions, including a possible reversion to totalitarian forms of government, could replace the Republic of Kazakhstan. There is the risk that the government could seek to nationalize, expropriate or otherwise take over our oil and gas properties either directly or through the enactment of laws and regulations which have an economically confiscatory result. We are not insured against political or terrorism risks because management deems the premium costs of such insurance to be currently prohibitively expensive.

We face the risk of social, economic and legal instability.

The political institutions of the Republic of Kazakhstan were established during the period when Kazakhstan was part of the former Soviet Union and have recently become more fragmented, and its economic institutions have recently converted to a market economy from a planned economy. New laws have been introduced and the local legal and regulatory regimes may be vague, containing gaps and inconsistencies, and are subject to ad hoc amendment and interest-based interpretation. Due to this instability, former Soviet Union countries are subject to certain additional risks including the uncertainty as to the enforceability of contracts. This instability could make continued operations difficult or impossible.

We face an inadequate or deteriorating infrastructure in the countries in which we operate.

Countries in the former Soviet Union may either have underdeveloped infrastructures or, as a result of shortages of resources, have permitted infrastructure elements to deteriorate. The lack of necessary and/or reliable infrastructure can adversely affect operations.

We do not anticipate paying cash dividends in the foreseeable future.

We have not paid any cash dividends to date on the common stock and there are no plans for such dividend payments in the foreseeable future.

Our shareholders may not be able to enforce U.S. civil liabilities claims thereby limiting their ability to collect on claims against us.

Our assets are located outside the United States and are held through wholly owned subsidiaries incorporated under the laws of Canada and Kazakhstan. Our current operations are conducted in Kazakhstan. In addition, our directors and officers are nationals and/or residents of countries other than the United States. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for shareholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of Canada or Kazakhstan would recognize or enforce judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in these countries against us or such persons predicated upon the securities laws of the United States or any state thereof.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules thereby potentially limiting the liquidity of our shares.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares were quoted on the OTC/BB, and the price of our shares ranged from $0.01 (low) to $10.00 (high) during the period from September 25, 2000 to June 17, 2006. Since that time our shares have been quoted on the Pink Sheets. The closing price of our shares on October 31, 2006 was $0.87. NASD broker-dealers who act as market makers for our shares generally facilitate purchases and sales of our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

On or about June 17, 2006, the Corporation was delisted from the OTC/BB due to our failure to remain compliant with filing regulations. The Corporation intends to apply for reinstatement immediately upon the filing of all its outstanding and delinquent reports for 2005/2006.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

OIL AND NATURAL GAS PROPERTIES

Morskoe License

The Morskoe License area is located approximately 30 km SW of the Tengiz complex, (but straddles the southern fringe of the Tengiz structure), in western Kazakhstan, about 90 kilometers southwest of Kulsary railway station. Neighboring producing oilfields include Tengiz 18 miles to the northeast and Prorva, 5 miles to the south. The field was identified by seismic investigation in 1963 and proven through drilling in 1965. It shows the anticlinal structures draped over the bottom of the salt dome and delineated to the northwest by a fault. The oil-bearing horizons belong to the Lower Cretaceous Series at a depth of 4,000 feet.

The oil has been trapped in sandstones with a porosity exceeding 20%. Net pays of over 20 feet have been established. Three new wells were drilled, having tested oil at combined rates of over 5,000 bopd. The quality of the crude ranges from 35° to 20° American Petroleum Institute (“API”). The License has an area of 18,434 acres. We have the rights from the surface to the bottom of the salt (Kungurian). Although some oil production has been established, the license is considered an exploration block.

Karatal License

The Karatal License area is located near Makat in western Kazakhstan, about 50 miles north of Atyrau, western Kazakhstan’s major city. All large North American and European service companies are operating out of Atyrau. Neighboring producing oilfields include Draimola 10 miles to the northwest and Tanatar, 5 miles to the east. The field was identified by seismic investigation in 1958 and proven through drilling in 1959. It shows several anticlinal structures draped over the top of salt domes and delineated by faults. The oil-bearing horizons belong to the Lower Cretaceous Series at depths between 300 and 3,000 feet. The oil has been trapped in sandstones with a porosity exceeding 20%. Three wells have been re-completed having tested small amounts of oil and one new well was drilled but not yet completed, although some oil production has been established, the license is considered an exploration block. The License has an area of 103,982 acres. We have the rights from surface to the top of the salt.

Dauletaly License

The Dauletaly License area is located near Emba in western Kazakhstan, about 60 miles northeast of Kulsary. Neighboring producing oilfields include Krykmyltyk 1 mile to the north and Zhubantam, 10 miles to the east. It shows several typical anticlinal structures draped over the top of salt domes and delineated by faults. The license is considered an exploration block, with substantial deep potential, based on regional maps. The License has an area of 33,359 acres. We have the rights from surface to the top of the salt

The following operational steps have been taken in regards to the three licenses held by KoZhaN as of November 21, 2006:

Karatal

  67.5 km 2D seismic acquired by KCS. 350 km old seismic lines were scanned by Geostan for reprocessing.
  The supplementary exploration project and drilling project have been completed by CER.
  Well #6 work over performed by Zhasulan Co. Logging services completed by KazPromGeophysics .
  Munai Service Co finished WO of wells #5, 9 and 6. Well #6 put to production from November, 14, 2005.
  Turan Munai Co completed building the facilities for the pilot development stage for wells #5, 6, and 9.
  Munai Service Co drilled and completed well KRT-30. Based on logs, “aptian horizon” is identified as oil- bearing in the interval of 328-333m.
  Processing and interpretation of 2D seismic is completed. New well prospect coordinates have been identified and drilling rig mobilization to the site has commenced.
  From June to August of 2006, PM Lucas drilled 2 exploration wells KRT-34 (1803m TD) and KRT-32 (750m TD) in western part of the contract area. Based on the interpretation of the wireline logs, in KRT-34 oil- bearing interval was identified (686-686.8m); however, that interval is supported by water bearing layer of 20,4m and OWC is at 686.8m. Based on the interpretation of the wireline logs, the KRT-32 oil-bearing interval was identified (684,1-685,7 „}).; however, OWC is at 685.7 which means that there is no separation between oil and water to effectively and commercially produce oil.
  Caspian Energy Research has prepared Pilot Production project for south-eastern flank of Karatal field. Start of PPP is anticipated to be November-December of 2006.

Dauletaly

  105 km 2D seismic acquired by KazGeCo. 200 km of old seismic lines scanned by Geostan for reprocessing.
  Processing and interpretation of 2D seismic is completed by Geostan.
  Supplementary exploration project and drilling projects have been completed by CER.
  Three re-entry wells have been identified. Workover rig is being mobilized to perform workovers.
  2 wells have been re-entered (DLTS-1 and DLTS-2) to test productive intervals based on interpretation of open hole logs run during the original drilling of these wells.
  In wells DLTS-2, the following activities were taken: running SBT, PDK, squeezing of cement to improve cement bond quality and reperforation of 413-421,5m interval. After running PCP (progressive cavity pump), well was tested during 5 days and water only was produced with daily rate of 9,4 „}3/day. Due to producing only water from this oil and absence of any signs of oil at good quality of cement behind casing eliminating the water encroachment fact, well was abandoned.
  In well DLTS-1, the following activities were taken: running SBT, PDK, squeezing of cement to improve cement bond quality and reperforation of 1004-1010m interval. During testing of the well, only water is being produced; however, after circulating sand out, a small quantity of oil was recovered of 0,890 specific gravity.
  PM Lucas drilled 2 appraisal wells in the northern side of the dome in the Dauletaly field – DLT-33 and DLT- 34. Based on interpretation of open hole logs in DLT-33, the following oil bearing intervals were identified: 567,9-569,6„}, 584,5-589,0„}, 657,6-659,2„}, 660,4-666, 741,4-748,6„}. At present, testing of these intervals is taking place.
  Based on interpretation of open hole logs in DLT-33, the following oil bearing intervals were identified: 489,2- 492,5„}, 548,2-553,1„}, 568,5-573,8„}, 577,8-579,2„}, 580,1-581,7„}, 582,3-585,5„}, 662,7-663,5„}; 664,3- 665,0„}; 665,9-667,1„}, 690,6-697,7„}. 797,3-803,2„}. At present, completion and testing programs are being approved by regional government agencies.

Morskoe

  All necessary technical design projects have been completed to allow early production.
  Well #10 drilled in March 2005. Contractor PreCaspiBurneft - perforated and flowed on test two oil zones. The lower Albian formation was perforated from 1,248 to 1,263 m KB and flowed 3,165 bopd at a flowing wellhead pressure of 175 psig. The upper Aptian formation was perforated from 1,170.5 to 1,176.5 m KB, co- mingled with the lower Albian formation, and flowed at a rate of 3,465 bopd of 20° API sweet crude at a flowing wellhead pressure of 250 psig and a gas oil ratio of 197 scf/bbl following a nine hour test period. Due to the well's test equipment configuration, a lower wellhead flowing pressure was not attainable, and as a result higher flow rates were not attempted.
  Temporary production facilities have been built by TSS Ltd to handle oil production on a site.
  The existing pad on MOR-10 was extended (TSS Ltd) to accommodate drilling rig to drill wells MOR-11and MOR-12. Protective dyke was built around the pad to protect the pad and withstand sea flooding periods.
  The access road was re-done by raising its level, compaction and protection of both sides of the road with GeoCell/EroCell material in some parts and concrete blocks on other vulnerable parts of the road to keep it from washing it away and erosion during sea flooding periods.
  Well #11 drilled in August 2005. Contractor Sun Drilling – on September 30, 2005 drilling, coring, and logging Well #11 had been completed. Well # 11 was drilled from a pad located at its Well # 10, 284 m to the north-west to a total vertical depth of 1,332 m. The well was cored from 1169 m to 1175 m, and 1247 m to 1259 m, and subsequently logged. Based on log analysis, this well encountered the two principal sands of the Albian formation at 1167 m to 1174 m and 1245 m to 1263 m respectively, and such analysis indicated a total of 17 m of net oil pay. Estimated net oil pay refers to a perceived oil bearing rock of 17.5 m thick, as interpreted by the wireline logging. The well was dual completed to both reservoirs and put to production on February 8, 2006.
  Well #12 is drilled in October 2005. Contractor Sun Drilling – on October 4, 2005 drilling, coring and logging well #12 had been completed. Well#12 was drilled from located at its Well #10, 275 m to the north-east to a total vertical depth 1350 m. The well was cored from 1213.6 m to 1220.8 and 1295.91m to 1313.19 m and subsequently logged. Based on log analysis, this well encountered the two principal sands of the Albian formation at 1212 m to 1221 m and 1297 m to 1312 m respectively, and such analysis indicated a total of 15.7m of net oil pay. The well was dual completed to both reservoirs and put to production on December 24, 2005.
  Shot 30,25 „{„} 2D of seismic. Work was suspended due to weather related conditions on December 26, 2005
  The existing pad on MOR-10 was extended to accommodate drilling rig to drill wells MOR-11and MOR-12. Protective dyke was built around the pad to withstand sea.
  Topographical, geological, climatologically, hydro geological, lithological surveys were conducted in order to determine the subsoil permissible load and subsoil corrosiveness for installing the permanent production facilities.
  Temporary access roads and pads have been built in MOR-1 and Ogai-1.
  Re-entry of Ogai-1 was completed. Well logs at Ogai No. 1, which is located on the north-east flank of the structure, indicated oil pay at the Cretaceous, Jurassic, and Triassic horizons but was left untested by the Soviets. The Corporation re-entered this well to determine the down-dip extent of oil. Due to well bore obstructions, the Corporation was only able to perforate and test the Lower Cretaceous horizon from 1,176 m to 1,182 m. This interval flowed clean 20° API sweet crude at 450 bopd on a 13mm choke during a 48 hour test period. Pressure transient test results from this well indicated severe near well bore formation damage which was believed to have resulted from Soviet drilling, and suggested that higher inflow would be possible from future wells drilled and completed using modern practices. Starting October 1st well is testing for 3- month period.
  Re-entry of MOR-1 has commenced to test aptian horizon (1207-1212 m) on the other side of the fault. Based on re-entry results, a small oil flow in 1194-1200„} interval was received. Well is abandoned due to technical reasons (bad condition of the casing).
  From June 2006, Morskoe field is producing according to “Pilot production project of the field Morskoe", approved by CCD (Central Committee of Development) protocol #38 from 14.06.2006 of MEMR (Ministry of Energy and Mineral Resources.
  Drilling rig contractor (Upetrom Foserco) for drilling deep wells in Ogai, Morskoe and Dauletaly fields has been selected through the tender and has started mobilization of drilling rig equipment to Ogai area on October 18, 2006. Construction contractor (Atyrau Zholdary) has been selected through tender process for drilling pad and access road preparation. Contractor has started mobilization to do the work on October 26, 2006.

Production

The following table shows the Corporation’s annual average sales prices and average production costs for the fiscal year ended December 31, 2005. Production costs are costs incurred to operate and maintain the Corporation’s wells and related equipment and include cost of lifting and transportation costs.

Identity of Field

	TOTAL	Morskoe	Karatal

Revenues	$525,518	$483,476	$42,042
Production Costs	$178,968	$164,651	$14,317
# of Bbls sold	32,221	29,941	2,280

Average selling price ($/br)		$16.15	$18.44
Average production cost ($/br)		$5.50	$6.28
Productive wells and acreage

The table below provides information regarding the Corporation’s gross and net productive wells by field and the developed and undeveloped acreage by field, as of December 31, 2005.

			Undeveloped acreage

	Developed
Leases	acreage	Gross	Net	Remaining	Total acreage
		acreage	acreage	acreage

Morskoe	399	18,035	2,372	15,663	18,434.100

Dauletaly	-	33,359	3,111	30,248	33,359.200

Karatal	597,995	103,982	-	103,982	103,982.000

The following tables summarize the results of the wells that the Corporation’s subsidiary, KoZhaN, drilled in 2005, organized by field.

MORSKOE

Productive wells

			Abandoned in	Abandoned dry
Well #	Currently	Shut-in due	Soviet period,	(flowing
	producing	high water	but expect to re-	water) wells
	(net)	content (net)	enter (gross)

MOR-01			1

MOR-04				1

MOR-06			1

MOR-07			1

MOR-08				1

MOR-09			1

MOR-10	1

MOR-11	1

MOR-12	1

OGAY-1			1

OGAY-12				1

OGAY-28				1

OGAY-29				1

OGAY-30			1

TOTAL	3	0	6	5

DAULETALY

		Productive wells

					Abandoned dry
Well #	Currently	Shut-in due high	Abandoned in Soviet		(flowing water)
	producing	water content	period, but expect to re-		wells
	(net)	(net)	enter (gross)

DLT-01			1

DLT-02			1

DLT-03					1

DLT-04					1

DLT-12					1

DLT-21			1

DLTS-1			1

DLTS-2			1

DLTS-13					1

TOTAL	0		5		4

KARATAL

Productive wells

Well #	Currently producing (net)	Shut-in due high water content (net)	Abandoned in Soviet period, but expect to re-enter (gross)	Drilling (gross)	Abandoned dry (flowing water wells)

KRT-01					1

KRT-02					1

KRT-04					1

KRT-05		1

KRT-06	1

KRT-07					1

KRT-08					1

KRT-09		1

KRT-10					1

KRT-14					1

KRT-15					1

KRT-16					1

KRT-17					1

KRT-20					1

KRT-30				1

TOTAL	1	2	0	1	11

Delivery Commitments

KoZhaN has entered into five (5) offtake agreements to sell up to a total of 6,844 barrels of oil per day from its Morskoe field.. These offtake agreements provide the general terms by which KoZhaN sells it oil and an estimate of the number of barrels of oil per day that the buyers anticipate they will purchase from KoZhaN. These agreements however do not contain any commitment by any of the buyers to buy any amount of oil. Prior to each month, each buyer will inform KoZhaN of the amount it is committed to purchase for just that month.

ITEM 3. LEGAL PROCEEDINGS.

Atyrau Block

Proceedings Against Ligostrade Services and Shakirov

On or about September 30, 2005, VEW’s former in-house lawyer/employee, Mr. Farkhad K. Shakirov, transferred and assigned VEW’s subsoil use rights arising in relation to the Atyrau Block to a newly formed shell company called Ligostrade Services LLP. The Corporation contends that Mr. Shakirov had neither the authority to effect such transfer nor was such transfer approved by the Corporation’s Board of Directors or any member of management.

On November 17, 2005, VEW and BSEA commenced legal proceedings in the Almaty City Court against Ligostrade and Mr. Shakirov requesting that the court recognize the Assignment Agreement signed by Mr. Shakirov on behalf of VEW and Ligostrade dated on or about September 30, 2005 as well as Amendment Agreement No. 1 to such Assignment Agreement as invalid and void ab initio. On November 22, 2005, VEW and BSEA obtained an injunction preventing Ligostrade, Mr. Shakirov and the MEMR from seeking to register VEW’s rights to the Atyrau block in the name of Ligostrade Services LLP. This injunction was later lifted by the Almaty City Court on February 3, 2006. This case was dismissed by the court without consideration. VEW’s and BSEA’s appeals of the court dismissal and the lifting of the injunction to various courts of appeals have all been rejected. VEW and BSEA have also attempted to commence proceedings in other the Almaty Inter-District Specialized Economic Court against Ligostrade and Mr. Shakirov without any success.

On or about October 18, 2005, Ligostrade Service LLP commenced proceedings in the Almaty Specialised Inter-District Economic Court against VEW seeking to compel VEW to perform its obligations under the Assignment Agreement of September 28, 2005, and to transfer all geological and other data. On July 3, 2006, the court issued a decision requiring VEW to transfer all geological and other data to Ligostrade. This decision was confirmed by the Civil Collegium of the Almaty City Court on August 9, 2006.

VEW and BSEA are now preparing an appeal to the Supervision Collegium of the Almaty City Court, which must be filed by July 3, 2007. If such appeal is not granted in favour of VEW and BSEA, they will have to look at alternative courts with jurisdiction located outside of Kazakhstan including the European Court of Appeal Since the Corporation cannot predict the outcome of this or any other appeal, it has impaired the value of this oil and gas property on its financial statements.

Proceedings Against MEMR

On January 30, 2006, VEW and BSEA commenced proceedings in the Astana Specialised Inter-District Economic Court against MEMR contending that its transfer of VEW’s subsoil rights to the Atyrau Block to Ligostrade was illegal. As a result, on March 13, 2006, the court issued a ruling that invalidated such transfer.

On March 15, 2006, this ruling was appealed by MEMR and Ligostrade, and on April 4, 2006 the Astana City Court issued a new decision cancelling the Specialised Inter-District Economic Court’s decision. Accordingly, an appeal to the Supervision Collegium of the Astana City Court is being prepared. The Corporation has one year from the date of this Judgment to file its appeal.

Liman-2 Block

On March 23, 2006, VEW received a letter from MEMR to notify it that its subsoil use rights in relation to the LIman-2 Block pursuant to Contract No. 1076 had been suspended for a six months due to claims regarding the implementation and fulfilment of the minimum works program. By letter dated October 7, 2005, MEMR cancelled Vector’s subsoil use rights arising in relation to the Liman-2 Block.

VEW received a letter dated April 11, 2006, from MEMR confirming termination of the Liman-2 subsoil use contract as of October 5, 2005 for alleged inadequate performance of the minimum Work Programme commitments.

VEW has until October 6, 2008, to appeal the decision of MEMR issued on October 7, 2005, to cancel the subsoil use rights arising in relation to the Liman-2 Block.

Since the Corporation cannot predict the outcome of this appeal, it has impaired the value of this oil and gas property on its financial statements.

Claim by Spouses of Former Partners of KoZhaN

On August 11, 2006, spouses of former partners of KoZhaN, Mrs. Ranida Faskhutdinova, Mr. Shyngyskhan Seidagaliyev, Mrs. Rosa Faskhutdinova, Mrs. Zhanat Faisullaeva (jointly referred to as “Plaintiffs”), filed with the Bostandyk District Court # 2 in Almaty Statements of Claims against BSEK, the Almaty Department of Justice, Notary Kanadanova, and their respective spouses who were the former partners of KoZhaN seeking to invalidate: (i) the sale and purchases of the former partners’ interest in KoZhaN to BSEK; and (ii) the re-registration of KoZhaN in the Almaty Department of Justice. The Plaintiffs allege in their Statements of Claims that they did not consent to the sale of the participatory interests under the 2003 SPA, and that spouses’ consents were needed for a disposal of the marital property.

On September 12, 2006, the trial court issued an injunction with respect to 36% of the BSEK’s participatory interest in the charter capital of KoZhaN, under which BSEK and the Almaty Department of Justice are restricted from transferring said 36% participatory interest and from re-registering KoZhaN. BSEK and KoZhaN have refuted Plaintiffs’ allegations and assert that no spouses’ consent is required for the subject transaction.

The determinative trial court proceedings took place on November 22, 2006 in the Bostandyk District Court # 2 at which time the Judge, Ms Kvan, dismissed all claims by the Plaintiffs. The Plaintiffs have the right to request the District Court for leave to file an appeal of the November 22nd decision within 15 days of the trial court decision.

Claim in Reno, Nevada, by BSEC against Ruslan Tsarni, Maret Tsarnaeva and Farkhad Shakirov

On March 8, 2006 the District Court of Clark County, in the State of Nevada, USA, granted a Temporary Restraining Order against Ruslan Tsarni, Maret Tsarnaeva and Farkhad Shakirov preventing them, or any based his authority to contract with Ligostrade on behalf of VEW in relation to the Atyrau Block as referred to above.

This Temporary Restraining Order is in support of substantive proceedings in Kazakhstan, commenced by the Corporation, to have such Extract/Certificate/Affidavit recognised as false, fraudulent, void and invalid ab initio.

Hearings were held on April 12 and 13, 2006 at which Mr. Ruslan Tsarni entered an appearance with his counsel, and the grant of a Preliminary Injunction against himself, Mr. Shakirov and Ms. Tsarnaeva.

On June 1, 2006 the Court dismissed Mr. Tsarni’s Motion and granted the Corporation a Preliminary Injunction prohibiting Shakirov, Tsarni and Tsarnaeva and all other persons or entities, anywhere in the world, from using and/or seeking to rely upon, including in the proceedings underway in Kazakhstan, the Extract/Certificate/Affidavit.

The parties have concluded their initial exchange of documents and discovery will commence shortly. Trial is scheduled to commence in late 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the security holders in 2005.

On March 1, 2006, the Corporation received an affirmative vote of the shareholders of record holding 68% of the issued and outstanding common shares of the Corporation to approve an increase of the authorized shares of the common stock from 150,000,000 to 350,000,000, par value $0.001 per share. On March 7, 2006, the Nevada Secretary of State processed the Corporation’s Certificate of Amendment to adjust the Corporation’s share capital to 350,000,000.

On March 1, 2006, the Corporation received an affirmative vote of the shareholders of record as of January 13, 2006, holding 65% of the issued and outstanding shares of the Corporation to increase the available shares under the Corporation’s Stock Award Plan to no greater than 20% of the issued and outstanding shares of common stock of the Corporation at that date of grant.

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

During 2005 and early 2006, our common stock, par value $0.001 per share was traded in the over-the-counter market and quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board (“NASD-OTC-BB”), under the symbol "BSKO". As of approximately June 17, 2006, the Corporation was delisted from the OTC/BB due to failure to file its regulatory filings and commenced trading on the Pink Sheets, under the symbol, BSKO.PK for which limited historical share price information is available. The following information was obtained from http://finance.yahoo.com:

	High	Low
2004:
First Quarter	$0.91	$0.58
Second Quarter	$0.65	$0.53
Third Quarter	$0.64	$0.45
Fourth Quarter	$0.79	$0.49

2005:
First Quarter	$1.16	$0.47
Second Quarter	$1.37	$1.13
Third Quarter	$1.35	$1.25
Fourth Quarter	$1.56	$0.92

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

As of November 21, 2006 we had 144 shareholders of record and 160,754,423 shares of common stock, par value $0.001 per share, issued and outstanding.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)(3)
Plan Category

Big Sky Energy
Corporation Stock Award	13,700,000	$0.59	0
Plan (3)
Alternative Compensation
Plan (2)	461,171	$0.08	0

(1)	Excluding securities reflected under “Number of securities to be issued upon exercise of outstanding options, warrants and rights”.

(2)	Adopted by the board of directors on March 22, 2002 and approved by our shareholders on June 14, 2002.

(3)	Approved by our shareholders on December 3, 2004 to a maximum of 15,000,000 and further amended on March 1, 2006 to a maximum of no greater than 20% of the issued and outstanding shares as of the date of grant.

RECENT SALES OF UNREGISTERED SECURITIES Issuances Pursuant to Regulation S

In February and March, 2005, the Corporation issued a total of 27,250,000 shares subsequent to a private placement for gross proceeds of $13,625,000, of which 23,950,000 shares were sold for $11,975,000 outside of the US. A description of the sale of the remaining shares is provided below under “Issuances Pursuant to Regulation D.” The costs associated with this private placement include fees equal to 6% of the gross proceeds received by the Corporation and warrants issued to the finders that equal 6% of the shares issued under this private placement. The total warrants issued for this private placement equalled 1,611,000.

On or about August 30, 2006, the Corporation issued a total of Five Million Fifty Thousand (5,050,000) shares to satisfy the penalties noted above. This issuance was calculated at approximately 18.5% for all investors irrespective of the terms of the penalty provisions contained in their respective subscription agreements (See “Subsequent Events”)

In March, 2005, the Corporation issued 750,000 shares of common stock to certain officers and directors of the Corporation, Mr. Matthew Heysel and Mr. Tom Milne, for services rendered. On the date of grant, the Corporation’s common stock closed at $1.10 per share.

In March 2005, the Corporation issued 1,700,000 shares to four option holders who exercised options previously granted, at an exercise price of $0.05 per common share for proceeds of $85,000.

Between March to December, 2005, the Corporation issued a total of 785,465 shares to warrant holders exercising their warrants at an exercise price of $0.50 per share.

In April, 2005, the Corporation issued 150,000 shares to an option holder who exercised options previously granted and fully vested at an exercise price of $0.05 per common share for proceeds of $7,500.

In April, 2005, the Corporation issued 856,027 shares under the Alternative Compensation Plan to its Chairman of the Board, Matthew Heysel, for services rendered in 2001-2002 which were valued at $75,564.

In August, 2005, the Corporation issued 2,100,000 to an option holder who exercised options previously granted and fully vested at an exercise price of $0.05 per common share for proceeds of $105,000.

On August 24, 2005, the Corporation issued 11,025,000 special warrants that were exercisable into shares of common stock upon satisfaction of certain conditions by Big Sky. The special warrants were sold for $11,025,000 and the proceeds were held in trust pending satisfaction of the conditions. If the conditions were not met, the special warrants could be put back to the Corporation for return of the proceeds. As of December 31, 2005, the conditions were not met and the special warrants expired. Thereafter, a majority of the subscribers to the special warrants subscribed for equity shares of common stock from the Corporation.

In September, 2005, the Corporation issued 50,000 shares of common stock to an option holder who exercised options previously granted and fully vested at an exercise price of $0.56 per common share for proceeds of $28,000.

In November, 2005, the Corporation issued 1,050,000 shares of common stock to 6 option holders who exercised options previously granted and fully vested at an exercise price of ($0.15 generating proceeds of $45,000) and ($0.05 for proceeds of $37,500).

In December, 2005, the Corporation issued 5,000 shares were issued for services valued at $6,500.

In January 2006, the Corporation issued 635,000 shares of common stock for proceeds of $635,000 to the following investors, who had originally subscribed for Special Warrants in the August 2005 offering and which were cancelled prior to exercise:

Perfco Investments Ltd. 2035718 Ontario Inc. Lawrence Venture Fund

On or about March 10, 2006, the Corporation issued 15,000,000 shares of common stock in connection with KoZhaN’s Agreement with ABT Ltd. a Kazakhstan company ("ABT"), pursuant to which ABT agreed to relinquish any and all claims in respect of a contractual right to a 45% interest in the Exploration and Production Contract for the Morskoe Block. Under this Agreement, the Corporation agreed to pay ABT 1,520,218,282 Kazakhstan Tenge, which is approximately equivalent to $11,600,000 USD. As a result of this acquisition, KoZhaN LLP owns 100% interest in the Morskoe Field.

In March 2006, the Corporation issued 15,555 shares of common stock to its Corporate Secretary, in exchange for services rendered valued at $15,555.

Each of the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

Issuances Pursuant to Regulation D

The following described issuances were conducted pursuant to Regulation D promulgated by the SEC under the Securities Act of 1933 (“Regulation D”);

Between February 25, 2005 and March 31, 2005, we issued a total of 27,250,000 shares of our common stock at $0.50 for proceeds of $13,625,000, of which 3,300,000 shares were sold to US investors for $1,650,000 and the remainder sold to non-US investors. The following is a list of the subscribers to this offering who qualify under Regulation D.

Egger & Co. Acct S98720 Credit Suisse First Boston LLC Roytor & Co – US Global Investors AS Capital Partners LLC

On August 24, 2005, we issued 15,487,500 shares of common stock at $1.00 together with 15,487,500 Subscription Receipts at a value of $1.00 per Subscription Receipt exchangeable 1:1 for shares of common stock engendering proceeds of $30,975,000. The Subscription Receipts could be put back to the Corporation if it failed to satisfy certain conditions. As of December 31, 2005, the conditions waived by subscribers of the Subscription Receipts in the amount of $13,015,745 for 13,015,745 shares. The subscribers for the remaining $2,421,755 of Subscription Receipts allowed their Subscription Receipts to expire and received the return of their subscription funds. In January 2006, the Corporation received proceeds held in escrow at December 31, 2005, of $11,387,500 and issued 11,387,500 shares of common stock.

Ingalls & Snyder L.L.C, Moonmouth Company S.A. Bear Stearns & Co. ITF Libra Fund LP A/C 35360123 Goldman Sachs & Co ITF Libra Offshore Ltd A/C 03362543-5

Placer Creek Investors (Bermuda) LP Placer Creek Partners LP Spindrift Partners LP

Spindrift Investors (Bermuda) LP

Raytheon Master Pension Trust Energy Hedge Account ITF A/C UBWF1001002

State Street Research Energy & Natural Resources Hedge Fund LLC ITF A/C UBWF1001002 Raytheon Combined DB/DC Master Trust Energy Hedge Account ITF A/C UBWF1001002 Edison Resources Small Cap Energy Portfolio ITF A/C UBWF1001002 Nite Capital LP

Prince Street Fund LP Prince Street International LP Cudd & Co ITF A/C 533110 Cudd & Co ITF A/C 230153

Roytor & Co. ITF Passport Master Fund II LP Roytor & Co. ITF Passport Master Fund LP Roytor & Co. ITF A/C 8144024

BMO Nesbitt Burns ITF 402-20412-24 Balanced Natural Resources Roytor & Co. ITF Passport Master Fund II LP

Roytor & Co. ITF Passport Master Fund LP

In January 2006, the Corporation issued 215,000 shares of common stock for proceeds of $215,000 to Passport Master Fund LP which had originally subscribed for Subscription Receipts in the August 2005 offering and which expired.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following summary financial data should be read in conjunction with the remainder of "Management's Discussion and Analysis or Plan of Operation" and the consolidated financial statements and notes to such consolidated financial statements included in this report. The summary historical financial data as at December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004 has been derived from our audited consolidated financial statements.

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2005	DECEMBER 31, 2004
Loss from continuing operations	($44,663,778)	($6,816,252)
Income (Loss) from discontinued		$24,204
operations	-
Net loss	($44,663,778)	($6,792,048)
Basic loss per share	($0.43)	($0.13)
Basic weighted average	104,194,520	51,585,004

Balance Sheet Data:

	December 31, 2005	December 31, 2004

Cash and cash equivalents	$12,042,965	$983,734
Working capital (deficiency)	$2,883,528	($2,793,503)
Total assets	$50,443,770	$25,757,879
Total stockholders’ equity	$21,839,927	$13,397,829

RESULTS OF OPERATIONS

Revenues

For 2005, the Corporation earned $525,518 in revenues (produced by test wells still in the exploration stage). We did not earn any revenue in 2004. We have added oil and natural gas properties through the acquisition of KoZhaN and VEW; however these properties were undeveloped and consequently did not provide revenue during the period.

Expenses

General and Administrative

In 2005, the Corporation incurred general and administrative expenses of $17,252,551 (2004, $6,217,720). The following table provides a breakdown of the general and administrative expenses by category.

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2005	DECEMBER 31, 2004

Office Costs	$14,851,017	$5,212,574
Professional Services	2,357,366	759,984
Investor Relations	44,168	245,162

TOTAL	$17,252,551	$6,217,720

Office costs include the costs of executive management, administrative consultants, rent, insurance, travel and general offices costs associated with maintaining our business offices and operation in Canada and Kazakhstan. The increase in office costs from 2004 through 2005 is due to acquisition of additional subsidiaries during the year and an increase in activity in the Kazakhstan oil and natural gas operations and their related costs.

Professional services include accounting, audit and legal advisory costs. Professional costs have increased in 2005 compared to 2004. The overall increase in professional services was due to greater demand for legal, audit and accounting fees occasioned by the increased activity of the oil and natural gas operations in the subsidiaries.

Summary of Non-cash Compensation Expense since inception to December 31, 2005:

		Unamortized
		Deferred
	Expense	Compensation
Options
Options granted April 26, 2003	4,594	-
Options granted June 24, 2004	23,332	-
Options granted March 9, 2005	2,052,817	2,566,153
Options granted March 28, 2005	43,000	-
Options granted September 15, 2005	52,730	504,508
Stock awards - March 2005	825,000	-
Stock issued for services	6,500	-

Total	3,130,735	3,070,661

There was approximately $2,085,000 spent on an advertising campaign and $3,130,735 in non cash compensation arising from the issue of stock options.

Geological and Geophysical

The Corporation incurred $6,339,377 in 2005 in connection with meeting its minimum work commitments as agreed with the MEMR for 2004 and 2005 on its various licenses. The Corporation had not performed the work necessary in 2004 to meet its 2004 minimum work commitments but completed such work in 2005 as well as the work necessary for its 2005 minimum work commitments. Such commitments consisted of acquiring new 2D or 3D seismic data for 2004 and drilling three (3) wells for 2005.

The Corporation’s subsidiary, KoZhaN, shot and acquired 105.8 km of new 2D seismic line-data on the Dauletaly license block and 67.5 km of new 2D seismic line-data on the Karatal license. The total cost incurred for such work was $1,926,130.

The Corporation’s other subsidiary, VEW, shot and acquired 533 km of new 2D seismic data and 68 km of new 3D seismic line-data on the Atyrau license block, which as of December 31, 2005, had impaired on its financial statements. VEW also reprocessed, interpreted and mapped 570 km of old 2D seismic from the Atyrau field and 672 km of old 2D seismic data from the Liman-2 field. The total cost incurred for such work was $4,413,247.

Impairment

Total impairment cost in 2005 was $9,537,245.

As more fully described above in the section entitled “Item 3. Legal Proceedings”, in September 2005 a former officer of VEW fraudulently conveyed VEW’s subsoil use rights arising in relation to the Atyrau subsoil use contract to a company unrelated to the Corporation and VEW. The Corporation contends that VEW’s former officer had neither the authority to affect such transfer nor was such transfer appropriately approved as required by applicable laws. However, the Corporation has been unable to cancel the fraudulent conveyance of its rights and title to the Aytrau subsoil use contract and therefore has fully impaired its oil and natural gas assets and related liabilities with respect to this field.

In March 2005, VEW was notified by the MEMR that it had failed to meet its minimum work programme obligations for the Liman-2 field and that VEW’s rights to such field were suspended for a period of 6 months pending review. In November 2005, the MEMR notified VEW of the complete termination of VEW’s rights and title to the subsoil use contract for the Liman-2 field. As a result of the cancellation of such contract rights, the Corporation has fully impaired all of its oil and natural gas assets and related liabilities with respect to this field.

The Corporation has recorded an impairment charge on its VEW subsidiary in 2005 in the aggregate amount of $7,844,088 (net of approximately $6,574,090 of liabilities) with respect to the loss of the subsoil use contracts noted above. In addition, certain wells drilled by KoZhaN in 2005 on the Karatal license were shut-in and abandoned in 2006 as they had a high water content. The Corporation recorded an impairment charge of $1,693,157 during 2005 for these abandoned wells.

Foreign Exchange Loss

The financial statements of the Corporation’s two subsidiaries have been translated into US Dollars from Kazakhstan Tenge. The subsidiaries maintain their accounting records in Tenge. A majority of KoZhaN’s and VEW’s capitalized costs, expenses, liabilities, loans and cash flows are denominated in US Dollars. Accordingly, KoZhaN and VEW have determined that the US Dollar is the functional currency. KoZhaN’s and VEW’s long-lived assets and equity are translated using historic exchange rates. Gains and losses arising from these translations are reported in the consolidated statement of operations. The foreign currency gain related to this translation was $279,587 (2004-($193,130)) The Corporation maintains offices in Canada and China (closed early 2006) and may incur foreign exchange losses in meeting its operating expenses in local currencies relative to the US dollar. In 2005, foreign exchange losses were $ 112,580 (2004 - $33,808). The Kazakhstan Tenge is not a fully convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities into US Dollars for the purpose of these financial statements does not indicate that the Corporation could realize or settle in US Dollars the reported values of the assets and liabilities.

Registration Rights Penalty

In November 2004 and February 2005, the Corporation conducted two separate private placements and sold 5,800,000 shares and 27,250,000 shares of its common stock, respectively. The investors participating in these private placements were granted penalty provisions within the terms of their Subscription Agreements, all of which penalties were to be triggered if the Corporation failed to file a Registration Statement on Form SB-2 within the period as set forth in such Subscription Agreements. Due to the fact that the Corporation experienced a delay in filing such registration statement and that subsequently it was not able to bring such registration statement effective, the Corporation has committed to issue a total of 6,610,000 shares of common stock to these investors as satisfaction of the penalty provisions. These shares have been valued at $1.73 per share, based on the closing market price for the Corporation’s stock on December 31, 2005, and represent an aggregate expense of $11,423,300.

We record the fluctuations in the fair value of certain unexercised stock options as a deferred compensation asset (reported as a reduction of stockholders’ equity on the balance sheet). This asset is amortized over the life of the stock options as non-cash compensation expense. The non-cash compensation expense in 2005 was $3,130,735 (2004 – $758,264).

Losses

The Corporation has incurred significant losses in prior years and in 2005 while developing the Oil and Natural Gas properties. Test Production from our Oil and Natural Gas properties commenced late in 2005.

Discontinued Operations There were no discontinued operations in 2005. CAPITAL EXPENDITURES AND INVESTMENTS Material Commitments for Capital Expenditures

As a result of the acquisition of KoZhaN and VEW, we have acquired significant commitments for future capital expenditure. The majority or these commitments are not required to be settled until we are in the production phase, at which time we expect to have sufficient cash flows from production to meet these commitments and will rely primarily on production cash-flows to meet future capital expenditures. If the future cash flows from production are insufficient to meet these commitments, we will likely have to rely on additional equity financing.

Certain commitments relating to KoZhaN require capital expenditure prior to the production phase. These include investment commitments of $ 16.4 million. We anticipate we will be able to meet these capital costs through a number of financing alternatives. The investment commitment of $16.4 million is required to be spent in exploration phase in the Republic of Kazakhstan during the exploration phase, which is expected to last until approximately 2009. We plan to finance this commitment through a combination of the sale of exploration related production and future equity financing. The governments’ objective in setting minimum work commitments is to ensure certain types of exploratory work is carried out by the license holder, including drilling new wells and seismic activity. The government will measure the degree to which the Corporation has met its commitments in terms of work completed. The government estimates the work commitment in terms of expected spending amounts. The government measures the performance of the Corporation towards meeting its work commitment by evaluating the actual work performed in comparison with the agreed requirements. Actual spending is not a performance measure.

Commercial discovery bonuses will be equal to 0.1% of the value of proved reserves found. We anticipate that any commercial discovery bonus will be small enough to be financed out of our working capital.

For 2005, KoZhaN work commitments are defined as follows:

  Expected Capital Expenditures are $5.8 m of which $1.4 m for 2 wells in Morskoe, $750 000 for Seismic on Morskoe; $800 000 for 3 wells on Karatal, $250 000 for Seismic on Morskoe and $1.4 m for 2 wells in Dauletaly, and $350,000 for Seismic on Dauletaly.

The KoZhaN work commitments are measured by actual work undertaken and completed. The cost to complete the work can be lower, or higher, than the estimated cost. Actual cost is not the determining factor in meeting work commitment obligations. KoZhaN’s work commitments have been re-submitted to the government since they were higher than contractually stipulated.

For 2006, our work commitments are:

Morskoe:

Work Program for 2006 were accepted by the Government of Kazakhstan Ministry of Energy and Mineral Resources Natural Resources Protection Agency (“Zapkaznedra”) at December 31, 2005 (Letter #74/2006). Total financial liabilities for 2006 amounted to $3,941,000, where Seismic work amounted to $1,350,000 (Including Seismic processing and Interpretation) and 3 wells workover amounted to $1,500, 000.

Dauletaly:

Work Program for 2006 were accepted by Zapkaznedra at February 7, 2006 (#139/2006). Total financial liabilities for 2006 amounted to $4,291,000, where Seismic work amounted to $1,400,000 (Including Seismic processing and Interpretation) and 1 well workover amounted to $250,000 and 2 wells drilling amounted to $2,100,000.

Karatal:

Work Program for 2006 were accepted by Zapkaznedra at February 7, 2006 (#140/2006). Total financial liabilities for 2006 amounted to $2,506,000, where Seismic work amounted to $950,000 (Including Seismic processing and Interpretation) and 2 wells drilling amounted to $1,000,000.

LIQUIDITY AND CAPITAL RESOURCES

During 2005, the Corporation utilized cash for management and corporate administrative activities of approximately $1.1 million per month. Currently, the Corporation believes that it has sufficient cash resources to meet its cash requirements through approximately the first quarter of 2007. The Corporation will have to raise additional financing to meet its cash requirements beyond March or April 2007, should revenues from production not be sufficiently realized to meet this requirement.

As of the date of this filing, current cash resources are not anticipated to be sufficient to fund the acquisition of producing properties or additional licenses. It will consider seeking additional private equity or debt financing for these purposes. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation’s objective, or result in commercial success. The Corporation cannot assure you that it will be able to obtain sufficient capital to satisfy all of its obligations or that its operating subsidiaries will be commercially successful.

The ability of the Corporation to continue operations will depend on its ability to finance, acquire, explore for and produce oil and natural gas on a profitable basis.

As of December 31, 2005, we had cash and cash equivalents of $12,042,965 that were included in the working capital of $2,883,528. This compared to a working capital deficit of $2,793,503 at December 31, 2004.

The following table sets forth the share issuances and proceeds for 2005:

Date	Number of Common Shares (Source)	Gross	Transaction	Net
		Proceeds	Costs	Proceeds

02/05	27,250,000 shares of common stock in a private placement	$13,625,000	$860,216	$12,764,704

03/05	1,700,000 shares of common stock – options exercise	$85,000	0	$85,000

03/05	9,600 shares of common stock – warrant exercise	$4,800	0	$4,800

04/05	150,000 shares of common stock – options exercise	$7,500	0	$7,500

04/05	479,505 shares of common stock – warrant exercise	$239,753	0	$239,753

07/05	134,400 shares of common stock – warrant exercise	$67,200	0	$67,200

08/05	2,100,000 shares of common stock – option exercise	$105,000	0	$105,000

08/05	15,487,500 shares of common stock - private placement	$15,487,500	$2,762,368	$12,725,132

08/05	51,750 shares of common stock – warrant exercise	$25,875	0	$25,875

09/05	108,000 shares of common stock – warrant exercise	$54,000	0	$54,000

09/05	50,000 shares of common stock – option exercise	$28,000	0	$28,000

11/05	1,050,000 shares of common stock – option exercise	$82,500	0	$82,500

12/05	2,210 shares of common stock – warrant exercise	$1,105	0	$1,105

12/05	13,015,745 shares of common stock – private placement	$13,015,745	$618,752	$12,396,993

		$42,828,978	$4,241,336	$38,587,642

On a consolidated basis, our minimum cash requirement for maintenance of operations, without conducting a drilling program or acquisitions of other potential fields, is estimated at approximately $1.1 million per month in 2006. We anticipate that we will be required to raise additional capital to fund future exploration and development programs or farm out some of our interest in various higher risk/cost projects to third parties. Such farm-outs would be intended to cover up to 100% of project costs in return for a percentage interest in the project.

Cash Requirements

The following aggregated information about our undiscounted contractual obligations and other commitments aim to provide insight into our short and long-term liquidity and capital resource need and demands as at December 31, 2005.

		Exploration Phase
		Within 1
Time period	Total	year	1 - 3 years	3 - 5 years
Estimated dates		2006	2007-09	2010-2012

Operating leases for
office space	$348,800	$174,900	$173,900	$Nil
Short-term interest free
loan from ABT Ltd.	1,426,582	1,426,582	$Nil	$Nil
Social sphere
development liability
(Astana and Atyrau)	910,000	620,000	290,000
Investment commitment
(Including investment in
local personnel)	13,128,000	10,118,000	3,010,000	$Nil
Asset retirement
obligations	640,000	Nil	640,000	Nil

Total	$16,453,382	$12,339,482	$3,473,900	$Nil

* As disclosed in Note 27 (g) to the consolidated financial statements, we are obliged to spend $14,000,000 during the exploration phase, which is expected to end in 2009. As we are entitled to make these payments at any point over the exploration period, the timing of payments presented in the table reflects management’s estimate as to when these expenditures will be incurred by us.

Based on the inability to estimate the timing of payment and or the dollar amount of the future payments relative to the Commercial discovery bonus. (These payments to the government are required within 30 days of the approval by the State Committee of Kazakhstan of proved commercial hydrocarbon reserves) This commitment has been excluded. Payment amounts are currently set at 0.1% of the value assigned to the proved commercial reserves.

The Corporation has no proven reserves to date. OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2005, we did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES Accounting for Oil and Natural Gas Properties

The Corporation follows the successful efforts method of accounting for its oil and natural gas operations. Property acquisition costs are initially capitalized to property, plant and equipment as unproved property costs. Once proved reserves are discovered, the acquisition costs are reclassified to proved property acquisition costs. Exploration drilling costs are capitalized pending evaluation as to whether sufficient quantities of reserves have been found to justify commercial production. If commercial quantities of reserves are not found, exploration drilling costs are expensed. All exploratory wells that discover potentially commercial quantities of reserves in areas requiring major capital expenditures before the commencement of production and where commercial viability requires the drilling of additional exploratory wells remain capitalized as long as the drilling of additional exploratory wells is under way or firmly planned. All other exploration costs, including geological and geophysical and annual lease rentals are expensed to earnings as incurred. All development costs are capitalized as proved property costs. The costs of unsuccessful exploratory wells are charged to expense at the time the wells or other exploration activities are determined to be non-productive. Production costs, overheads and all exploration costs other than exploratory drilling are expensed as incurred.

Impairment of Oil and Natural Gas Properties

The Corporation evaluates its long-lived assets, including oil and natural gas properties, for possible impairment by comparing the carrying values with the undiscounted future net after-tax cash flows. Among other things, this might be caused by falling oil and natural gas prices, a significant revision to reserve estimates, adverse changes in operating costs, tax or political environment. Asset impairment may occur if a field discovers lower than anticipated reserves, write downs of proved reserves based on field performance, significant changes in commodity prices, significant decreases in the market value of an asset, and significant change in the extent or manner of use or physical change in an asset. Impaired assets will be written down to their estimated fair values, generally their discounted future net after-tax cash flows. For proved oil and natural gas properties, the Corporation performs the impairment test on an individual field basis. Unproved properties are reviewed periodically to determine if there has been impairment of the carrying value with any such impairment charged to expense in the current period. We assessed our oil and natural gas properties for impairment at the end of 2005 and found no impairments were required based on our assumptions.

Revenue Recognition

Oil and gas revenues are recognized when the products are delivered to the purchaser’s facilities and collectability is reasonably assured.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It is effective for small business issuers for the first interim or annual reporting period beginning after December 15, 2005, meaning that the Corporation will apply the guidance to all employee awards of share-based payment granted, modified or settled after January 1, 2006.

Through December 31, 2005, we accounted for stock-based awards to employees using the intrinsic method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees” and not under SFAS # 123 which requires stock based compensation to be measured using the fair value method as it does not have to be adopted by small business issuers. Under APB 25, compensation expense is accounted for in accordance with the intrinsic method where the expense is recognized upon exercise of the option as being the difference between the quoted market price and the exercise price, or if resulting from awards under variable plans, the expense is measured at each reporting period as the difference between the quoted market price and the exercise price. We account for stock-based awards to non-employees in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 requires that stock options awarded to non-employees be valued at fair value on the date of the award. Management estimates the fair value of the stock options using the Black-Scholes option-pricing model and makes assumptions for the applicable interest rates, volatility and dividend yield. In all cases, the calculated compensation is recognized as an expense over the period that the employee performs the related services. For the year ended December 31, 2005, an amount of $3,130,735 was recorded as non-cash stock compensation expense in respect of employee and non-employee-stock based compensation (2004 - $758,264).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It is effective for small business issuers for the first interim or annual reporting period beginning after December 15, 2005, meaning that the Corporation will apply the guidance to all employee awards of share-based payment granted, modified or settled in the first quarter of 2006.

The impact of adoption on our reported results of operations for future periods will depend on the level of share-based payments granted in the future. However, had the Company adopted the revised accounting standards in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income and net income per share in the table included in Stock-Based Compensation Arrangements in Note 2 to the Consolidated Financial Statements. Also, benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company believes this reclass will not have a material impact on its Consolidated Statements of Cash Flows.

OUTLOOK

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

Our objective is to find shallow (less than approximately 3,000 feet) oil and natural gas fields with provable reserves that require some enhanced recovery, work over, additional drilling or stimulation, and that have an exploration upside and are located near infrastructure and markets. The strategy for our entry into the oil business is to act as the principal in researching, negotiating and acquiring licenses to explore and produce hydrocarbons and then to partner with the other companies and have these companies provide the initial funding that is required to establish production at the selected oil and natural gas fields.

ITEM 7.  FINANCIAL STATEMENTS.

The information required by this item is included in pages F-1 through F-43 attached hereto. The index to the consolidated financial statements can be found on page 43.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

On May 9, 2006, the Corporation dismissed BDO Kazakhstanaudit LLP as its independent registered accounting firm engaged to audit the financial statements of the Corporation due to its refusal to issue an unqualified audit report in connection with its audit of the Corporation’s annual financial statements for the period ended December 31, 2005.

On May 17, 2005, the Corporation retained BDO Kazakhstanaudit LLP to review and audit its financial statements for the 2005 fiscal year. On April 25, 2006, BDO Kazakstanaudit LLP advised the Corporation that it would not issue an audit report or opinion concerning its audit of the Corporation’s financial statements for the period ended December 31, 2005. On April 26, 2006, BDO Kazakhstanaudit LLP expressed in discussions with the Corporation’s Chief Financial Officer and Chairman of the Corporation’s Audit Committee and in separate discussions with the Corporation’s Corporate Secretary that it was concerned with the status of the Corporation’s right and title to its exploration blocks, Atyrau and the Liman-2, which were acquired by the Corporation’s subsidiary, VEW, in 2004.

The Corporation’s local Kazakhstan legal counsel responded to BDO Kazakhstanaudit LLP regarding the status of the various licenses and exploration blocks and the basis for the Corporation’s rights to the licenses and further referred them to the legal opinion documentation provided to them prior to April 17, 2006.

The Corporation’s management informed BDO Kazakhstanaudit LLP it believed that the proper accounting treatment for this situation was to impair these oil and gas properties. The Corporation was told that BDO Kazakhstanaudit LLP disagreed with such accounting treatment and that it would not issue an audit report if the Corporation applied such accounting treatment to these oil and gas properties. Moreover, BDO Kazakhstanaudit LLP did not inform the Corporation of its opinion as to the proper accounting treatment.

The Corporation was later informed that BDO Kazakhstanaudit LLP required the Corporation to produce a legal opinion that the ongoing legal and administrative proceedings concerning the oil and gas properties owned by VEW would be resolved in VEW’s favor. Due to the fact that no one can predict with certainty the outcome of ongoing court or administrative proceedings, the

Corporation believes that it was unrealistic to ask for or expect to obtain such a legal opinion. The Corporation reasserted its position that impairment was the proper accounting treatment for these properties due to the legal and administrative proceedings. On May 2, 2006, BDO Kazakhstanaudit LLP provided the Corporation with a Disclaimer in relation to its audit of the December 31, 2005 financial statements, which stated that the Corporation was not able to produce .

Except as described above, during the fiscal year ended December 31, 2004, and during the subsequent interim periods preceding the date of dismissal of BDO Kazakhstanaudit LLP there were no reportable events as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-B promulgated by the Securities and Exchange Commission ("Regulation S-B") that have not been reported as required under the applicable regulations. BDO Kazakhstanaudit LLP issued a disclaimer report dated April 26, 2006, which states that the Corporation’s management did not provide sufficient evidence to confirm ownership of subsoil use rights on its Atyrau and Liman-2 blocks and its ability to benefit from the related investment of $12 million capitalized to oil and gas properties. BDO Kazakhstanaudit LLP also noted in its disclaimer report that the Corporation received a letter dated April 11, 2006 from the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (the “MEMR”) confirming termination of the Liman-2 subsoil use contract as of October 5, 2005 for alleged inadequate performance of the minimum Work Programme commitments. The disclaimer report further noted that the Corporation also received a letter dated April 11, 2006 from the MEMR purporting to confirm the transfer of the subsurface use rights to the Atyrau Block to an unrelated third party pursuant to a purported Amendment to the Assignment Agreement and that the Corporation is currently contesting these rulings from the MEMR but that at that time is unable to determine the probably outcome of these disputes and as such was not willing to express an opinion on the Corporation’s financial statements. As stated above, the Corporation acknowledged to BDO Kazakhstanaudit the problems concerning confirmation of ownership of the subsoil use rights on the Atyrau and Liman-2 blocks and suggested that a reserve in the amount of $12 million be recorded so that the financials would not be misleading. However, BDO Kazakhstanaudit LLP rejected the suggestion of a reserve without reason or basis.

Due to the fact that BDO Kazakhstanaudit LLP refused to indicate any method that it believed was proper in the situation described above, the Corporation is unable to describe the effect on its financials statements if the method had been followed which BDO Kazakhstanaudit LLP concluded was required

ITEM 8A. CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective to ensure that (i) information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) that such information is accumulated and communicated to our management, including our CEO and CFO, in order to allow timely decisions regarding required disclosure.

     As part of this evaluation, our CEO and CFO considered two letters dated October 31, 2006 and November 1, 2006 from L J Soldinger Associates LLC, our independent registered accountants, addressed to our Board of Directors and Audit Committee that identified a number of significant deficiencies that they consider to be material weaknesses under the standards of the Public Company Accounting Oversight Board (“PCAOB”).

     A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Corporation’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     The material weaknesses in our internal control over financial reporting were discovered during their audit of our financial statements for the year ended December 31, 2005. The significant deficiencies noted were:

(a)	inability to timely and accurately close books and records at the end of each reporting period;

(b)	insufficient number of accounting and financial personnel;

(c)	lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations;

(d)	deficiencies in the recording and classification of unproved oil properties;

(e)	failure to obtain or maintain contemporaneous adequate records to substantiate the business purpose, persons entertained, nature of expense or date the expense was incurred for travel and entertainment expenditures in an aggregate amount for 2005 in excess of $800,000;

(f)	failure to obtain or maintain contemporaneous support for expenditures in excess of $800,000 in China for “office costs”;

(g)	failure to obtain or maintain procedures or records to identify personal expenses reimbursed by the Corporation and obtain refunds of same;

(h)	improper or lack of accounting for and/or failure to identify accounting transactions;

(i)	inadequate controls relating to prohibiting loans to officers;

(j)	inadequate accounting software;

(k)	lack of segregation of duties;

(l)	weak oversight of internal controls by the Board of Directors and Audit Committee;

(m)	weakness in and lack of formal processes and tools used to consolidate the financial statements of the Corporation and our subsidiaries; and

(n)	lack of procedures in place during 2005 to prevent fraudulent conveyances.

     We believe that all adjustments required as a result of the foregoing deficiencies were detected in the audit process and were appropriately recorded and disclosed in our annual report on Form 10-KSB.

     Upon entering the oil and gas exploration and development industry, we had a very limited management team that was primarily focused on acquiring interests in oil and gas prospects. Many of the deficiencies in our internal controls identified above are likely the result of a combination of our limited management team and staff, high employee turnover and the diversion of resources to fight the fraudulent transfer of one of our main oil assets.

Changes in internal control

     There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

We employ our executive officers as consultants under the terms of individual consulting agreements. (See “Employment Contracts and Termination and Employment and Change in Control Arrangements”)

The following table sets forth information, as of October 31, 2006, regarding our directors, executive officers and key employees:

Name	Age	Position	Since
Daniel Caleb Feldman	36	Director	March 1, 2006

Bruce H. Gaston	41	Director and Chief Financial	Director - December 3, 2004
		Officer	Chief Financial Officer - April 18, 2005

Servet Harunoglu	61	Director	May 10, 2005

Matthew J. Heysel	50	Executive Chairman of the	April 14, 2000
		Board & Director
Guglielmo A.C.	70	Director	March 1, 2006
Moscato
Philip D. Pardo	50	Director	December 3, 2004

S.A (Al) Sehsuvaroglu	51	President & Director	March 9, 2005
		Chief Executive Officer	May 10, 2005

Barry Swersky	67	Co-Chairman, VP New	December 3, 2004
Developments & Director

Daniel Caleb Feldman- Director as of March 1, 2006

Mr. Feldman is a practicing attorney who was educated in the United States. He obtained a B.A. in Soviet Studies in 1992 from Trinity College, Hartford, CT, followed by a J.D. from Boston University School of Law between August, 1992 and June, 1995 completing his education with the attainment of a L.L.M. degree in Securities and Financial Regulation from Georgetown University Law School in June, 1997. Mr. Feldman has held positions with the US Securities and Exchange Commission as a Senior Attorney in the Enforcement Division from 1997 to 2000 and as an attorney in the Corporate Department with the firm of Goodwin Procter from July, 2000 to September, 2001. In April 2002 he joined Ernst & Young as an attorney until January, 2003 when he joined Yukos Oil Company as the Corporate Secretary in March, 2003 where he remains to date. Mr. Feldman was elected to the Board of Directors at the Annual Meeting of Shareholders held on March 1, 2006.

Bruce Hill Gaston – Director and Chief Financial Officer (Principal Financial Officer)

Mr. Gaston is a financial control, risk management, capital markets, and corporate finance specialist with a significant background in the Eurasian oil and natural gas marketplace. Mr. Gaston was previously a Senior Associate Director of Deutsche Morgan Grenfell based initially in London and then in Tokyo. While in London with Deutsche Morgan Grenfell, Mr. Gaston was involved in risk management and advisory for the Russian and Eastern European sovereign debt trading and financial structuring. Mr. Gaston has been a consultant with a boutique Eurasian corporate finance and risk management consultancy since late 1999, supporting clients including the Royal Bank of Scotland Asia and Barclays Capital. Mr. Gaston has also served as a Director of Deloitte & Touche Central Asia through 2002 and was previously head of Russian Equities for Commerzbank AG in 1998 and 1999. Mr. Gaston has also served with Credit Suisse Financial Products as an accountant and Bankers Trust as an Assistant Treasurer and started his financial career as a graduate on the trading floor of Chase Manhattan NA in 1987. Mr. Gaston has been an advisor to Eastern European governments on privatization, oil and natural gas clients on Financial Control Process Engineering, and has considerable experience in Risk Management in global markets and within the Eastern European Emerging Markets sector. Mr. Gaston’s educational achievements include a B.A. in July 1987 from the University of New Brunswick, followed by an MSc. in Economics from the University of London in December 1990.

Dr. Servet Harunoglu - Director

Dr. Servet Harunoglu was appointed to the Board on May 10, 2005. Dr. Harunoglu holds a Ph.D in Electrical Engineering from Northwestern University, Chicago, IL (1973) and is a past Chairman of the Turkish Kazakh Businessmen’s Association, having held the chair for 7 years. From January, 1991 to the present, Dr. Harunoglu held many posts, including but not limited to, Board membership of Fintraco Construction and Contracting Co. Inc., Tarkim Tarimsal Kimya A.S. (October, 2003 to present)., Pimsa Poliuretan Manufacturing Co. Inc. (July, 1975 to present) and Donau Express Shiffarts GmBH. In addition, from June, 1998 to May, 2005, Dr. Harunoglu was Chairman of Matin JV, based in Atyrau, Kazakhstan as well as Chairman of Polfin Consortium S.A. Dr. Harunoglu has also been a member of the World Economic Forum and a member of the International Advisory Council of the Executives Club of Chicago.

Matthew Heysel – Director and Executive Chairman of the Board

Mr. Heysel has served as Executive Chairman of the Board of Directors since April 14, 2005. He also served as Chief Executive Officer of the Corporation from April 14, 2000 to May 10, 2005. Mr. Heysel has been the Chairman of Big Sky Energy Kazakhstan Ltd. since July 2003, becoming President in December, 2004 and Vice-Chairman of KoZhaN LLP since August 2003, and President in December, 2004. Previously, he served as an Investment Banker at Yorkton Securities, a Canadian independent securities firm, where he was responsible for corporate finance in the oil and natural gas sector from April 1997 through April 1999. From April 1999 to November 2001, he was the President of New Energy West Corporation. From 1987 to 1997, Mr. Heysel was with Sproule Associates Limited, an independent economic evaluator of oil and natural gas reserves. During his tenure with Sproule, Mr. Heysel held the positions of Petroleum Engineer and Associate, Engineering Manager and Senior Associate and Manager – International Projects and Senior Associate. Mr. Heysel also serves as a director of Gastar Exploration Ltd. Mr. Heysel obtained an Honors Bachelor Degree in Science from the University of Western Ontario in 1979 and a Bachelor of Science-Chemical Engineering Degree from the University of Toronto in 1982.

Guglielmo Antonio Claudio Moscato- Director as of March 1, 2006

Guglielmo A.C. Moscato has some 40 years of Exploration and Production experience in the petroleum industry. From 1996 to 1999 he was Chairman of the Board of Directors of Eni S.p.A. In June 2005 he retired as a main board member of Eni S.p.A. During the period 1991 to 1997 he was respectively Managing Director in Agip for Exploration, Engineering, Purchasing, Contracts and Production Services and thereafter Chairman and Chief Executive of Agip S.p.A., part of the Eni group. As Agip

Chief Executive and Eni Chairman, he negotiated and finalized the acquisition of the Karachaganak field and the Eni Caspian permits (including Kashagan) in Kazakhstan as well as the Libyan gas development and export to Italy. He has a proven track record of creating significant corporate value by acquiring new exploration and production licenses all over the world. From 1999 to the present date Mr. Moscato acts as Chairman of the Board of Eni Fondazione Enrico Mattei, a non-profit, non-partisan research institution established to carry out research in the field of sustainable development based in Trieste, Italy. He holds a degree of Dottore Ingegnere in Ingegneria Industriale Sezione Elettrotecnica from the Politecnico di Milano, awarded in 1961. Dottore Moscato was elected to the Board of Directors at the Annual Meeting of Shareholders held on March 1, 2006.

On November 6, 2006, Mr. Moscato tendered his resignation as an Independent Director of the Corporation due to the pressures of his other commitments.

Philip Dean Pardo – Director

Professor Pardo has been working in Central Asia for nine years and is Vice Rector on Academic Affairs and Director of Business School of Kazakh British Technical University. Previously he held the post Associate Dean of the College of Continuing Education for the Kazakhstan Institute of Management, Economics and Strategic Research (KIMEP) were he taught courses in Small Business, Franchising, Public Administration and Finance. He has participated in numerous private consulting assignments in the areas of Strategic and Business Planning, Bank Financing, Valuation and is very active as a negotiator in the medium sized M&A field. As Director, Business Valuation for the Rice Group, Central Asia LLP, Professor Pardo supervised assignments, which assess the value interest in ownership of a commercial, industrial or service organization involved in economic activity. The valuations he performed were used for buying or selling businesses, buying insurance, resolving litigation issues, tax planning, allocating purchase prices among tangible and intangible assets. Professor Pardo has an MBA in finance and has worked for Deloitte & Touche as Tax Director as well as LeBoeuf, Lamb, Greene & MacRae. Before coming to Central Asia he worked for the U.S. Department of Defense. He has had assignments in Canada, Belgium, Uzbekistan, Azerbaijan, Kazakhstan and the United States and is currently serving as Past President of The Rotary Club of Almaty. Professor Pardo serves as an independent director and is Chairman of the Audit Committee and Chairman of the Nominating & Compensation Committee.

S.A .(Al) Sehsuvaroglu – Director and Chief Executive Officer (Principal Executive Officer)

Mr. Sehsuvaroglu, a US citizen, received a Bachelor of Science – Nuclear Engineering in 1978 from Kansas State University and is a Registered Professional Engineer in Texas since 1990. Commencing his 24-year with Halliburton Energy Services in 1978, he had increasing levels of responsibility in engineering in Algeria, France, Netherlands, United States, United Kingdom and Kazakhstan. In 2000, he transferred to Kellogg Brown & Root Energy Services in Kazakhstan as Country Director. In 2001, Mr. Sehsuvaroglu became Senior Vice-President of Operations with Nelson Resources, during which time; he led a team, which grew daily oil production from zero to 40,000 barrels per day in Kazakhstan. As CEO of Big Sky Energy Corporation, Mr. Sehsuvaroglu has built a team focused on developing the Corporations extensive land holdings in Kazakhstan and expanding into adjacent countries in the region. Mr. Sehsuvaroglu is fluent in written and spoken English, French and Turkish, with working knowledge of Spanish, Dutch and Russian.

Barry Raymond Swersky – Director, Co-Chairman & Vice-President, New Developments

Mr. Swersky is an experienced international attorney and consultant. Mr. Swersky has extensive experience in organizing major cultural activities in several countries including the United States, Russia, Israel and Europe. Since 2000 he has consulted on technology investments in Israel together with the Meitav Group. Meitav is one of Israel's leading fund managers. Since December 2000, he has been on the board and is currently Chairman of Netline Communications Technologies (NCT) a world leader in cellular telephone jamming. In Israel he is also serving on various other boards including Suntree Ltd. (since 1993) where he acts as Chairman and CEO and MACS Ltd. (since 1990). He served on the board of Ongas Limited in England from January 2000 to March 2004. Previously, and within the framework of his activities in energy in Kazakhstan, Mr. Swersky served on the board of AES Suntree Power Limited. He has been engaged in the Oil and Oil Products Transport Logistics Project between Kazakhstan and China which is currently on hold although the two governments have now launched a Rail Project. Mr. Swersky's educational background includes Bachelor of Arts and Bachelor of Laws degrees from The University of Witwatersrand in South Africa. He was admitted as an Attorney in South Africa in March 1963 and as an Advocate to the Israel Bar in 1967. He is on the board of the Israel Festival, Jerusalem and, from October 2000 he served as a Board Member of Tel-Aviv University's prestigious Jaffee Center for Strategic Studies. In the past he acted as Country Advisor to Snam S.p.A. (part of the Italian Eni / Agip group) on the natural gas supply project from Egypt to Israel. In 2006, Mr Swersky was appointed Chairman of the Executive Committee of the newly established Center for Advanced Energy Studies at the University of Haifa.

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

Family Relationships

There are no family relationships among our current Directors and employees.

Board and Committees

Our board members are elected annually by our shareholders and hold office until the next annual shareholders meeting or until a successor is duly elected and qualified.

The Audit Committee oversees the actions taken by our independent registered chartered accountants and reviews our internal financial and accounting controls and policies. The Audit Committee also holds responsibility for our corporate governance and internal controls. In 2005, Professor Philip Pardo was designated as the Audit Committee financial expert and chairman. Members of the Committee are D. Feldman, G.A.C. Moscato, S. Harunoglu (all independent directors).

Nominating and Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and administers our incentive compensation and benefit plans. The Nominating and Compensation Committee also holds responsibility for director selection and governance with respect to the conduct of our Board. Our Nominating and Compensation Committee Chairman is Dr. Servet Harunoglu, with B. Swersky and M. Heysel. Dr. Harunoglu is an independent director.

Nominating and Compensation Committee Interlocks and Insider Participation

The Nominating and Compensation Committee reviews and recommends to the board of directors the compensation and benefits of all our executive officers and establishes and reviews general policies relating to compensation and benefits of our employees. None of our executive officers served as a director, executive officer or member of a compensation committee of another entity of which one of its executive officers served on our Nominating and Compensation Committee. Except as described in "Certain Relationships and Related Transactions", no interlocking relationships exist between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

In the past, the Corporation’s board of directors has negotiated all executive salaries of our employees, including our Chief Executive Officer. Directors do not participate in approving or authorizing their own salaries as executive officers. Compensation for our Chief Executive Officer was determined by the Nominating and Compensation Committee after considering his efforts in assisting in the development of our business strategy, the salaries of executives in similar positions, the development and implementation of our diversification into oil and natural gas, and our general financial condition. Our board of directors believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended 2005, filing delinquencies were as follows:

Name of Insider	Filing	Due Date	Actual Date Filed	Reason for Late Filing

Matthew Heysel	Form 4	01/04/05	01/11/05	Traveling
S.A. Sehsuvaroglu	Form 3	03/19/05	04/01/05	Awaiting notarized signature on Form ID
N. U. Balgimbayev	Form 3	03/19/05	04/11/05	Awaiting notarized signature on Form ID
Servet Harunoglu	Form 3	05/14/05	06/15/05	Awaiting notarized signature on Form ID

All other Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were, to the best of our knowledge, timely complied with.

Code of Business Conduct and Ethics

On March 29, 2004, our board of directors approved and adopted our Code of Business Conduct and Ethics, which applies to all our officers, directors, employees and consultants. The Code of Business Conduct and Ethics is available on our website at http://www.bigskycanada.com/investor/governance.php. A printed copy of the Code is available, free of charge, upon written request, made to the office of the Corporate Secretary, by either facsimile at 403-265-8808 or by mail to Big Sky Energy Corporation, Suite 750, 440-2 Avenue SW, Calgary, Alberta, T2P 5E9.

ITEM 10. EXECUTIVE COMPENSATION.

We employ our executive officers as consultants. The following table sets forth the compensation paid to our Chief Executive Officer and the five other most highly compensated executive officers or consulted for the years indicated. No other executive officer of the Corporation earned a salary and bonus for such fiscal year in excess of $100,000. The following table represents executive compensation:

Summary Compensation Table

		Annual Compensation			Long Term Compensation

						Awards	Payouts

				Other		Restricted
	Fiscal			Annual	Securities	Shares or
	Year			Compen-	under	Restricted	LTIP	All Other
Name and	Ended	Salary	Bonus	sation	Option/SAR Share Units Payouts			Compen-
Principal Position		(US$)	(US$)	(Shares)	Granted (#)	(US$)	(US$)	sation

S. A.	2005	514,890	0	0	4,000,000	0	0	0
Sehsuvaroglu,(1)
Chief Executive
Officer

Matthew Heysel, (2)	2005	352,000	0	500,000	2,000,000	0	0	0
Executive Chairman	2004	160,748	0	0	0	0	0	0

Daming Yang,	2005	85,000	0	0	0	0	0	0
Consultant	2004	55,000	0	0	0	0	0	0
	2003	64,915	0	0	0	0	0	0

Thomas Milne, (3)	2005	80,000	0	250,000	0	0	0	0
Director	2004	30,000	0	0	0	0	0	0
	2003	4,114	0	0	0	0	0	0

Bruce H. Gaston,	2005	247,000	0	0	1,500,000	0	0	0
Chief Financial
Officer

Barry Swersky,	2005	133,000	0	0	200,000	0	0	0
Co-Chairman &	2004	20,000	0	0	0	0	0	0
Vice-President, New
Developments

(1)	This amount includes approximately $90,000 that was paid in 2005 as an advance against expenses to Mr Sehsuvaroglu.

(2)	During 2002, Mr. Heysel took a voluntary deferral in his salary. As of December 31, 2002, Mr. Heysel was owed $75,654 in salary, which he has converted to our common stock under the terms of the Alternative Compensation Plan for 856,027 common shares in 2005. Mr. Heysel’s services are provided through his personal management company M.H. Financial Management Ltd. Mr. Heysel currently holds 2,000,000 options granted on March 9, 2005, fully vested.

(3)	During 2002, Mr. Milne took a voluntary deferral in his salary. As of December 31, 2002, Mr. Milne was owed $60,443 in salary, which was converted to our common stock under the terms of the Alternative Compensation Plan on August 27, 2003.
Under this agreement, the Corporation issued 682,802 shares to Precise Details, Inc., a company over which Mr. Milne has control. Mr. Milne holds 600,000 options at December 31, 2005. During 2002, 2003 and early 2004, Mr. Milne provided services on a part-time basis.

On March 1, 2006, the Corporation granted S. A. Sehsuvaroglu, Bruce H. Gaston, and Daming Yang a cash award of $100,000 each in recognition of extraordinary services to the Corporation.

Option Grants

On March 1, 2006, the Corporation received an affirmative vote of the shareholders of record as of January 13, 2006, holding 65% of the issued and outstanding shares of the Corporation to increase the available shares under the Corporation’s Stock Award Plan to no greater than 20% of the issued and outstanding shares of common stock of the Corporation at that date of grant.

The following table sets forth information regarding stock option grants to our officers and directors as of December 31, 2005 under the Corporation’s 2000 Stock Award Plan, as amended by a vote of the Shareholders on December 3, 2004:

Individual Grants

	Number of Securities	% of Total	Exercise or
	Underlying Options	Options	Base Price
Name	Granted (#)	Granted (1)	($/Share)(2)	Expiration Date

Matthew Heysel	2,000,000	9.8%	$0.50	March 8, 2008
Thomas Milne	600,000	2.9%	$0.05	October 20, 2007
S.A. Sehsuvaroglu	4,000,000(3)	19.7%	$0.50	March 8, 2008
Bruce H. Gaston	1,000,000	4.9%	$0.50	March 8, 2008
Barry R. Swersky	300,000	1.4%	$0.50	March 8, 2008
Philip D. Pardo	300,000	1.4%	$0.50	March 8, 2008
Servet Harunoglu	300,000	1.4%	$0.50	March 8, 2008
N. U. Balgimbayev	1,000,000(4)	4.9%	$0.89	March 28, 2008

(1)	Based on options exercisable to acquire a total of 20,300,000 shares to executive officers, directors and employees as at January 6, 2006.

(2)	The exercise price per share was equal to or greater than the fair market value of the common stock on the date of grant as determined by the Board of Directors. Each option expires three years from the date of grant.

(3)	Mr. Sehsuvaroglu was awarded an additional grant of 3,000,000 options on July 26, 2005. These options were granted as of March 1, 2006, subsequent to a vote of the shareholders whereby an increase in the shares available under the 2000 Stock Award Plan was approved.

(4)	Mr. Balgimbayev was awarded a total of 5,000,000 options by this grant. The balance of 4,000,000 options were granted as of March 1, 2006, subsequent to a vote of the shareholders whereby an increase in the shares available under the 2000 Stock Award Plan was approved. Upon his ceasing to be a director as of march 1, 2006, all of the options under this grant expired on July 1, 2006.

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

On September 15, 2005, the following options were granted to certain Employees of subsidiary companies as set forth in their contracts of employment:

Optionee	Amount	Exercise Price Date of Grant		Expiry
Kevin Kim	1,000,000	$1.00	8/15/05	9/30/08
N. Mukhamediev	300,000	$1.20	9/15/05	9/30/08
S. Shakirov	150,000	$1.20	9/15/05	9/30/08
David Barker	660,000	$1.20	9/15/05	9/30/08
S. Turgut	450,000	$1.20	9/15/05	9/30/08
K Zhangaziev	450,000	$1.20	9/15/05	9/30/08

M. Maevskaya	90,000	$1.20	9/15/05	9/30/08
Anuar Bitanov	450,000	$1.20	9/15/05	9/30/08
N. Swyer	100,000	$1.20	9/15/05	9/30/08

Subsequent to the amendment of the Big Sky Stock Award Plan as approved by the shareholders at the Annual General Meeting of Shareholders on March 1, 2006, the above noted options vest as follows:

One-quarter after the completion of one year of service, and one-quarter on each anniversary date thereafter during the term.

Option Exercises

The following table sets forth details of each exercise of stock options as of December 31, 2005 by any of the Named Executive Officers, and the December 31, 2005 value of unexercised options on an aggregate basis.

None of the Named Executive Officers have exercised options to purchase shares of our common stock as of December 31, 2005.

Aggregated Options Exercised

Name	Securities	Aggregate	Unexercised Options	Value of Unexercised in the
	Acquired	Value	as of 6 January, 2006	Money-Options at 6
	on	Realized ($)	Exercisable/	January, 2006 Exercisable/
	Exercise (#)		Unexercisable	Unexercisable (1)
Matthew Heysel	Nil	Nil	0 (exercisable)	0 (exercisable)
			2,000,000 (unexercisable)	$3,860,000 (unexercisable)
S.A. Sehsuvaroglu	Nil	Nil	0 (exercisable)	0 (exercisable)
			4,000,000 (unexercisable)	$7,720,000 (unexercisable)
Bruce Gaston	Nil	Nil	0 (exercisable)	0 (exercisable)
			1,000,000 (unexercisable)	$1,930,000 (unexercisable)
(1)Based on closing price of $1.93 on 6 January, 2006.

Director Compensation

Prior to May 10, 2005, we did not pay our directors any cash or stock compensation. Independent directors received stock options as compensation for their services to the Corporation. In 2005, we have begun to pay independent directors a cash amount of $5,000 per calendar year. Directors who are executive officers do not receive this cash payment. In addition, independent directors receive stock options for their service to the Corporation. The Corporation made this change in recognition that qualified independent directors are a valuable, scarce resource to the Corporation. We wish to remain competitive in our ability to attract qualified independent directors:

o	a stipend of $5,000 per year for independent directors only;

o	an attendance fee for each Board meeting of $5,000 per meeting;

o	where a director attends the meeting via remote communication, the fee is $3,000 for the first such meeting and $1,000 for any subsequent remote attendance;

o	attendance fee for each Board committee meeting shall be $1,500. Most committee meetings may be conducted by phone;

o	additional work performed by a member as per Chairman’s request will be compensated with $1,500 per event; and

o	Chairman of a committee, $5,000 per year.

Our independent directors have also been granted stock options to purchase shares of our common stock. The terms of stock option grants made to independent directors are determined by the board of directors. (See “Option Grants”)

We reimburse directors for out-of-pocket expenses for attending board and committee meetings.

Alternative Compensation Plan

On August 30, 2006, the Corporation issued the final remaining shares under the Alternative Compensation Plan and this plan is now closed.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

We either directly or through our subsidiaries, have entered into consulting agreements with key individuals, including our executive officers, who perform services for us, as specified in the agreements. We use a standard form of consulting agreement, which defines terms of the agreement, services to be performed, compensation and benefits, confidentiality and individual specific benefits based on the requirements of the position. The following contracts are in place at March 24, 2006.

Matthew Heysel Consulting Agreement: Mr. Heysel provides services as our Executive Chairman of the Board on a full-time basis through his company, M. H. Financial Management Ltd. under a consulting agreement, which expires December 31, 2006. M. H. Financial Management is paid at a rate of $1500 per day to a minimum of $37,500 CDN per month exclusive of travel expenses and Goods and Services Tax for Mr. Heysel’s services. The agreement contains non-compete provisions that restrict Mr. Heysel from doing any business whatsoever with our clients or doing substantially similar work for a period of one year in the event Mr. Heysel is no longer contracted by us for any reason. Mr. Matthew Heysel’s consulting contract provides that should we terminate the agreement, Mr. Heysel would be paid $60,000 at the time of termination. The agreement provides that in the event of a change of control, Mr. Heysel is to be paid five percent (5%) of the value of the sale of our assets or the value of the transaction which would constitute a takeover of the Corporation. This amount is to be paid within 10 days of the transaction. A takeover of the Corporation is defined as:

  any change in the holding, either direct or indirect, of shares of the Corporation, or any reconstruction, reorganization, recapitalization, consolidation, amalgamation, merger, arrangement or other transaction, that results in a person who was, or a group of persons acting in concert who were, not previously in a position to exercise effective control of the Corporation, in excess of the number that would entitle the holders thereof to cast twenty (25%) percent or more of the votes attaching to all shares of the Corporation, and the exercise of such effective control to cause or result in the election or appointment of two or more directors of the Corporation, or of the successor to the Corporation, who were not previously directors of the Corporation

Barry Raymond Swersky Consulting Agreement: Mr. Swersky provides consulting services to the Corporation through his company, Suntree Ltd. The Corporation and Suntree Ltd. executed a consulting agreement as of October 1, 2004 terminating on March 31, 2006 and later extended to March 31, 2007. Suntree Ltd. is compensated at a rate of $10,000 per month, plus expenses, other than travel.

S.A. Sehsuvaroglu Employment Agreement: Mr. Sehsuvaroglu commenced providing services as President of the Corporation on March 1, 2005 and assumed the role of Chief Executive Officer on May 10, 2005. An employment agreement was entered into as of the commencement of his employment for a term to continue until February 29, 2008. The compensation under this agreement was initially set at the rate of $395,000 per annum, paid monthly, together with stock options for 3,250,000 share of common stock of the Corporation. By resolution of the Board of Directors dated March 29, 2005, the number of stock options was increased to 4,000,000 and by further resolution of the Board of Directors dated March 1, 2006, an additional grant of 3,000,000 options was ratified. In addition, the Board of Directors voted Mr. Sehsuvaroglu a cash bonus of $100,000.

Bruce Hill Gaston Consulting Agreement: Mr. Gaston has provided services to Big Sky as Chief Financial Officer and as a Director since March 31, 2005. A consulting agreement was entered into on or about April 16, 2005, between Big Sky and Arcdan Inc., a company not directly controlled by Mr. Gaston, for a term of 3 years with compensation to be at the rate of $212,000 per annum, paid monthly, exclusive of taxes and expenses for the provision of Mr. Gaston’s services to the Corporation. By resolution of the Board of Directors dated March 8, 2005, Mr. Gaston was granted 1,000,000 stock options at $0.50 per share and this number was increased to 2,000,000 by further resolution of the Board of Directors dated March 1, 2006, in addition to a cash award of $100,000.00 in recognition of extraordinary services to the Corporation.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of November 15, 2006 for:

  each of our directors and executive officers individually;
  each person or group that we know owns beneficially more than 5% of our common stock; and
  all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rule also deems common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 160,754,423 shares of common stock outstanding as of November 15, 2006, together with applicable options for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name and Address	Number of Shares	Percent of
of Beneficial Owner	Beneficially Owned	Shares Outstanding

Officers and Directors
Matthew Heysel	5,109,272(1)	3.18%
750, 444 2 nd Avenue SW
Calgary, AB

Bruce Gaston	2,000,000(2)	1.24%
La Rieulle
Plenee Jugon
22640, Bretagne France

Philip Pardo	500,000(3)	0.19%
c/o KBTU
Almaty, Kazakhstan

Barry Swersky	500,000(3)	0.19%
Box 110, 47100
Ramat Hasharon Israel

S.A. Sehsuvaroglu	7,000,000(2)	4.35%
3 Ave. des Baumettes
06000 Nice France

Servet Harunoglu	300,000(3)	0.19%
Sezai Selek Sok.
No. 15/3 Nisantasi
Istanbul, Turkey

Guglielmo Antonio Claudio Moscato	500,000(2)	0
Via Kennedy 29
San Donato, Milan, Italy 20097

Daniel Caleb Feldman	500,000(2)	0
434 West 162 nd Street
New York New York 10032

Officers and Directors as a Group	15,009,272	9.34%

5% Shareholders

ARC Energy Fund	13,100,000	5.97%
C/o Royal Trust Corporation of Canada
200 Bay Street
Toronto, Ontario
M5J 2J5

Ingalls & Snyder	12,565,745	7.82%
61 Broadway
New York, NY 10006

ABT Ltd LLP	15,000,000	9.3%
Bldg 327, 5 aul, Kulsary, Atyrau Region
Kazakhstan

(1)Includes 635,922 shares which are owned by Big Sky Holdings, a company over which Mr. Heysel has control, 1,913,883 shares which are owned by M.H. Financial Management Ltd., a company over which Mr. Heysel has control, 2,000,000 stock options currently vested and 559,467 shares which Mr. Heysel owns directly.

(2)Consisting of stock option grants fully vested

(3)Consisting of stock option grants vesting as per Big Sky Stock Award Plan as amended by the shareholders on March 1, 2006.

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

The Corporation’s internal controls and accounting controls with respect to funds provided to principal officers and directors for regulatory or governmental purposes were found to be inadequate. The weaknesses allowed a sum of $10,000.00 to be deposited into the personal bank account of a principal officer of the Corporation over which the Corporation retained no control and for which no approvals were sought prior to this action being taken nor was this transaction disclosed in any regulatory filing covering the period in which it occurred. The funds were used to support the application of the Chief Executive Officer for a residency permit by the Government of Kazakhstan. Subsequent to issuance of this permit, an oversight occurred in that such funds were not withdrawn from the officer’s personal bank account and repaid to the Corporation. Upon this oversight being brought to the attention of senior management, the funds were returned to the Corporation. The Corporation recognises that its internal controls were inadequate to support such a situation and has begun work to improve its controls and procedures in this regard.

This matter has been treated in the Corporation’s financial statements for the year ending December 31, 2005, as an unauthorized loan to an officer/director.

ITEM 13.	EXHIBITS
Exhibit No.	Description
3.1 (1)	Certificate of Incorporation of the Corporation consisting of the Articles of Incorporation filed with the Secretary of the State of Nevada on February 9, 1993

3.2(1)	By-Laws of the Corporation, dated November 9, 1993

3.3(2)	Amended and Restated By-Laws of the Corporation, dated August 8, 2001

3.4(2)	Certificate of Amendment to Articles of Incorporation of China Broadband Corp. filed with the Secretary of State of Nevada on December 2, 2003

3.5(2)	Amended and Restated By-Laws of the Corporation, dated December 3, 2004.

3.6	Amended and Restated By-Laws of the Corporation, dated March 1, 2006

10.1	Consulting Agreement dated December 1, 2005, between the Corporation and M.H. Financial Management Ltd.

10.2	Contract for exploration and production of hydrocarbons at Dauletaly Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan

10.3	Contract for exploration and production of hydrocarbons at Karatal Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan

10.4	Contract for exploration and production of hydrocarbons at Morskoe Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan

10.5	Audit Committee Charter, amended 12 November, 2003

10.6	Consulting Agreement dated October 1, 2004, between Big Sky Energy Corporation and Suntree Ltd.

10.7	Consulting Agreement dated 19 January, 2005, between Big Sky Energy Corporation and S. A. Sehsuvaroglu, together with amendment.

10.8	Consulting Agreement dated March 1, 2005, between Big Sky Energy Corporation and Ruslan Z.Tsarni.

10.9	Big Sky Stock Award Plan, as amended by the shareholders, March 1, 2006

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1)	Previously filed on Form 10-SB on December 2, 1999.

(2)	Previously filed on Form 10-KSB on March 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by Deloitte & Touche LLP (2004 fiscal year) and L J Soldinger Associates LLC (2005 fiscal year) for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided such firms in connection with statutory and regulatory filings or engagements were $661,000 (2004 - $262,073).

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2005 and 2004.

Tax Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by Deloitte & Touche LLP (2004) and L J Soldinger Associates LLC (2005) for tax compliance, tax advice, and tax planning was $0 for the fiscal year 2005 (2004 -$9,485).

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by either Deloitte & Touche LLP or L J Soldinger Associates LLC, other than the services reported above.

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

Since September 4, 2003, the date our Audit Committee members were appointed to the Committee, they have approved all services provided by Deloitte & Touche LLP and L J Soldinger Associates LLC. Prior to this, services were not pre-approved.

INDEX TO FINANCIAL STATEMENTS
For the Years Ended
December 31, 2005 and December 31, 2004

BIG SKY ENERGY CORPORATION (as at December 31, 2005)	PAGE

Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Chartered Accountants	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Big Sky Energy Corporation

We have audited the accompanying consolidated balance sheet of Big Sky Energy Corporation as of December 31, 2005, and the related consolidated statements of loss, stockholders’ equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Big Sky Energy Corporation at December 31, 2005 and the consolidated results of its operations and its cash flow for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation is an enterprise engaged in oil and gas exploration in the Republic of Kazakhstan. As discussed in Note 2 to the financial statements, the Corporation’s operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

L J Soldinger Associates, LLC

October 29, 2006 Deer Park, Illinois

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of

Big Sky Energy Corporation (formerly China Energy Ventures Corp.):

We have audited the consolidated balance sheet of Big Sky Energy Corporation and subsidiaries (a development stage enterprise) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Sky Energy Corporation and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 10 to the consolidated financial statements, the accompanying financial statements of Big Sky Energy Corporation and subsidiaries as of December 31, 2004 have been restated.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants Calgary, Alberta, Canada

March 18, 2005 (November 14, 2005 as to the effects of the restatement described in Note 10)

BIG SKY ENERGY CORPORATION
Consolidated Balance Sheets
		December 31,

	2005	2004
		As restated (see Note 10)

Assets
Current
Cash and cash equivalents	$ 12,042,965	$ 983,734
Restricted cash	40,000	63,040
Advances to related parties	7,174	21,351
Accounts receivable	436,684	142,865
Other current assets	2,046,063	86,160
Prepaid expenses	1,785,391	484,983
Subscription funds receivable	11,466,989	-
VAT receivable	1,137,159	-

	28,962,425	1,782,133
Long-Term
Long-term advances	-	320,885
Advances to related parties	-	24,439
Property and equipment	755,336	384,077
Oil and gas properties, unevaluated	20,726,039	23,246,345

Total Assets	$ 50,443,800	$ 25,757,879

Liabilities
Current
Accounts payable and accrued liabilities	$ 10,955,146	$ 761,158
Short-term interest free loan	1,426,582	1,340,423
Minority buyout payable	1,275,000	-
Registration rights penalty payable	11,435,300	-
Obligations for social sphere development	620,000	1,401,000
Obligations for professional training of personnel	255,000	289,200
Obligations for acquisition of the right for geological info	-	758,265
Deferred revenue	86,304	-
Due to related parties	25,565	25,590

	26,078,897	4,575,636
Long-Term
Obligations for social sphere development	235,728	1,255,325
Obligations for professional training of personnel	37,933	304,641
Obligations for historical cost reimbursement	-	981,674
Asset retirement obligation	402,335	435,868
Deferred income tax liability	1,848,980	4,806,906

Total Liabilities	$ 28,603,873	$ 12,360,050

Commitments and Contingencies

Stockholders' Equity
Common stock	201,125	126,538
$0.001 par value, shares authorized: 150,000,000
shares issued, issuable and outstanding 142,706,697
December 31, 2005 (December 31, 2004 – 68,119,460)
Additional paid in capital	99,558,376	43,484,352
Deferred compensation	(3,070,661)	(27,926)
Accumulated deficit	(74,848,913)	(30,185,135)

	21,839,927	13,397,829

Total Liabilities and Stockholders’ Equity	$ 50,443,800	$ 25,757,879

The accompanying notes are an integral part of this consolidated financial statement.

BIG SKY ENERGY CORPORATION
Consolidated Statements of Operation
For the Years Ended December 31, 2005 and 2004

	2005	2004

Revenue	$ 525,518	$ -
Operating costs	(178,968)	-

	346,550	-

General and administrative expenses	(17,252,551)	(6,217,720)
Geological and geophysical	(6,339,377)	-
Depreciation and amortization	(117,473)	(126,507)
Accretion expense	(182,784)	(247,388)
Impairment of oil and gas properties	(9,537,245)	-

	(33,429,430)	(6,591,615)
Foreign exchange loss	(392,167)	(226,938)
Registration rights penalty	(11,435,300)	-
Interest income	246,569	2,301

Loss from continuing operations	(44,663,778)	(6,816,252)

Discontinued Operations
Gain on sale of Big Sky Network Canada	-	179,935
Loss on discontinued operations	-	(155,731)

Income from discontinued operations	-	24,204

Net Loss	(44,663,778)	(6,792,048)

Deficit, Beginning of Period	(30,185,135)	(23,393,087)

Deficit, End of Period	$ (74,848,913)	$ (30,185,135)

Loss Per Share
Basic and diluted loss from continuing operations	$ (0.43)	$ (0.13)
Basic and diluted loss from discontinued operations	-	-

Basic and diluted – net loss	$ (0.43)	$ (0.13)
Shares Used in Computation
Basic and diluted	104,194,520	51,585,004

The accompanying notes are an integral part of this consolidated financial statement.

BIG SKY ENERGY CORPORATION
Consolidated Statements of Stockholders’ Equity

			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders’

	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at December 31,
2003	31,096,603	89,516	26,840,474	(1,008,510)	(23,393,087)	2,528,393

Amortization of deferred
compensation	-	-	-	758,264	-	758,264

Deferred compensation	-	-	(46,500)	46,500	-	-

Stock issued pursuant to
private placement
agreements at $0.25
per share	100,000	100	24,900	-	-	25,000

Stock issued pursuant to
private placement
agreement at $0.50 per
share	24,340,000	24,340	11,515,168	-	-	11,539,508

Stock issued pursuant to
purchase of BSEK	8,000,000	8,000	2,280,000	-	-	2,288,000

Stock issued pursuant to
acquisition of BSEK
royalty interest	681,475	681	415,019	-	-	415,700

Stock issued pursuant to
purchase of BSEA
minority interests	3,500,000	3,500	2,551,500	-	-	2,555,000

Options exercised	101,666	102	4,982	-	-	5,084
Options cancelled	-	-	(175,820)	175,820	-	-
Warrants exercised	299,716	299	74,629	-	-	74,928

Net loss	-	-	-	-	(6,792,048)	(6,792,048)

Balance at December 31,
2004	68,119,460	126,538	43,484,352	(27,926)	(30,185,135)	13,397,829

BIG SKY ENERGY CORPORATION
Consolidated Statements of Stockholders’ Equity

						Total Stockholders’ Equity
	Common Stock

	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit

Balance at December 31,
2004	68,119,460	126,538	43,484,352	(27,926)	(30,185,135)	13,397,829

Amortization of deferred
compensation	-	-	-	2,299,235	-	2,299,235

Deferred compensation		-	5,341,970	(5,341,970)	-	-

Alternative compensation
plan	856,027	856	(856)	-	-	-

Stock issued pursuant to
private placement
agreement at $0.50
per share	27,250,000	27,250	12,737,534	-	-	12,764,784

Stock issued and issuable
pursuant to private
placement agreements
$1. at 00 per share	39,890,745	39,891	36,469,733	-	-	36,509,624

Stock issued pursuant to
stock awards	750,000	750	824,250	-	-	825,000

Options exercised	5,050,000	5,050	302,950	-	-	308,000
Warrants exercised	785,465	785	391,948	-	-	392,733
Stock issued for services	5,000	5	6,495	-	-	6,500

Net Loss	-	-	-	-	(44,663,778)	(44,663,778)

Balance at December 31,
2005	142,706,697	201,125	99,558,376	(3,070,661)	(74,848,913)	(21,839,927)

The accompanying notes are an integral part of this consolidated financial statement.

BIG SKY ENERGY CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004

	2005	2004

		As restated (see Note 10)
Cash Flows Related to the Following Activities

Cash Flow from Operating Activities
Net Loss	$ (44,663,778)	$ (6,792,048)
Adjustment for:
Depreciation and amortization	117,473	126,507
Accretion	182,784	247,388
Unrealized foreign exchange gain	-	70,831
Loss from Big Sky Network Canada	-	155,731
Impairment of oil and gas assets	9,537,245	-
Loss on sale of assets	20,634
Subsoil use contract expenditures	197,415	-
Penalty share expenses	11,435,300
Gain on sale of Big Sky Network Canada	-	(179,935)
Non-cash stock and options compensation	3,130,731	758,264

Changes in operating assets and liabilities-
Restricted cash	23,040	(33,040)
Accounts receivable	(1,510,467)	(54,229)
Prepaid expenses and other current assets	(1,664,426)	(316,292)
Accounts payable and accrued liabilities	10,280,294	266,773

Net cash used in operating activities	(12,913,755)	(5,750,050)

BIG SKY ENERGY CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004

		2004
	2005	As restated (see Note 10)

Investing
Fixed asset additions	(509,366)	(346,194)
Capital expenditure-oil and gas properties	(12,316,047)	(1,391,466)
Advances paid		(320,885)
Advances (to) from related companies	38,591	(187,756)
Acquisition of KoZhaN minority interest	(1,275,000)	-
Acquisition of Vector Energy West LLP	-	(4,506,502)
Acquisition of BSEK (net of cash acquired)	-	339,353
Changes in non-cash working capital:
Other current asset		(86,160)
Increase in short-term interest free loan from ABT		840,423

Net cash used in investing activities	(14,061,822)	(5,659,187)

Financing
Issue of common stock for cash	42,774,446	12,275,166
Payment of social sphere development obligation	(520,000)	-
Payment for professional training obligations	(32,834)	-
Stock issuance obligations	(4,186,804)	(630,646)
Repayment of advances for share subscriptions		(250,000)
Repayment of debt		(570,000)
Advance from ABT Ltd.		500,000

Net cash provided by financing activities	38,034,808	11,324,520

Net Increase (Decrease) in Cash and Cash Equivalents	11,059,231	(84,717)

Cash and Cash Equivalents,
Beginning of Period	983,734	1,068,451

End of Period	$ 12,042,965	$ 983,734

Cash paid for interest and taxes were $0 and $0 in 2005 and 2004, respectively.

The accompanying notes are an integral part of this consolidated financial statement.

BIG SKY ENERGY CORPORATION Notes to Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

	a)	Incorporation and background

Big Sky Energy Corporation (the "Corporation" or “Company”) was incorporated in Nevada in February 1993 under the name "Institute for Counseling, Inc." On April 27, 2000, Institute for Counseling, Inc. changed its name to China Broadband Corp. On December 29, 2003, China Broadband Corp. changed its name to China Energy Ventures Corp. and on December 3, 2004 China Energy Ventures Corp. changed its name to Big Sky Energy Corporation. The Corporation has acquired and is in the process of developing its oil and gas properties in Kazakhstan.

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

On July 8, 2000, BSN acquired a 50% interest in a 20-year joint venture, Sichuan Huayu Big Sky Network Ltd. ("Chengdu JV"), which provides Internet access to residential and business customers through the cable television infrastructure in the Sichuan Province. The PRC. BSN agreed to contribute a maximum of $5,500,000 to the Chengdu JV in cash or equipment and is entitled to receive 65% of the profits earned between 2001 and 2007, 50% of the profits earned between 2008 and 2013 and 35% of the profits earned between 2014 and 2020. As at December 31, 2003, the Corporation had contributed $1,935,590 to this joint venture. The Chengdu JV incurred losses since inception. In 2002, the Corporation ceased making capital contributions to the Chengdu JV because of the partners’ lack of performance of its commitments under the joint venture agreement. The Corporation is pursuing remedies from its joint venture partner to recover its investment. (See Note 4 – Discontinued Operations).

	c)	Chengdu Big Sky Network Technology Services Ltd.

The Corporation established a wholly owned subsidiary to provide high speed Internet access in the sector of Chengdu, Sichuan Province designated as a development zone for technology based companies. Chengdu Big Sky Network Technology Services Ltd. provides its own Internet fibre link, principally to commercial subscribers and government offices with secondary emphasis placed on residential customers. On December 9, 2004 the Corporation sold its interest in Big Sky Network Canada Ltd. (See Note 4 – Discontinued Operations).

	d)	Investment in Properties

Late in 2003, the Corporation began transitioning to become an oil and natural gas exploration and production company. This transition was completed on December 9, 2004, by selling Big Sky Network Canada Ltd., which held all of the Corporation’s Chinese investments. This began with the acquisition of KoZhaN, LLP, a Kazakhstan limited liability partnership (“KoZhaN”), described below, and continued with the acquisition of Vector Energy West, LLP, a Kazakhstan limited liability partnership (“VEW”), also described below. By acquiring such companies the Corporation gained a significant acreage position in the

BIG SKY ENERGY CORPORATION Notes to Financial Statements

prolific pre-Caspian basin of western Kazakhstan located close to infrastructure and transportation.

On January 12, 2004, the Corporation completed the acquisition of 100% of the issued and outstanding share capital of Big Sky Energy Kazakhstan Ltd, a wholly owned Canadian subsidiary (“BSEK”) thereby acquiring a 90% interest in KoZhaN and on May 11, 2004, the Corporation completed the acquisition of 100% of the outstanding share capital of VEW through its 75% owned Canadian subsidiary, Big Sky Energy Atyrau Ltd. (“BSEA”) and on December 10, 2004 completed the acquisition of the remaining 25% of BSEA. See Note 5 “Business Combination”.

On November 22, 2005, the Corporation entered into an agreement to purchase the remaining 10% interest in KoZhaN that it did not own (see Note 5).

The Corporation acquired, through its acquisitions KoZhaN and VEW, Subsurface Use Contracts with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (the “MEMR”) to explore for and produce hydrocarbons in the Morskoe, Karatal and Dauletaly blocks and the Atyrau and Liman-2 blocks, respectively, all located in the Atyrau region of western Kazakhstan (the “Subsurface Use Contracts”).

2. GOING CONCERN, FINANCIAL CONDITION, AND MANAGEMENT PLAN

Our consolidated financial statements as of December 31, 2005 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2006. The Company incurred losses of $44.7 million and $6.8 million in 2005 and 2004, respectively, and has an accumulated deficit of $74.8 million. In addition, we expect to continue to incur losses until such time as we can increase our production of oil and natural gas.

During 2005, the Corporation utilized cash for management and corporate administrative activities of approximately $1 million per month. In 2006, corporate and administrative costs will be higher due to increased business activity in Kazakhstan. In addition, the Company will need significant funds to meet its minimum work program commitments covering its various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interest and to acquire additional properties.

Current cash resources are not anticipated to be sufficient to fund the expansion in the oil and natural gas business and the Company will need to consider seeking additional private equity or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation’s objective, or result in commercial success.

These factors raise substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meeting the Corporation’s future financing requirements for all other projects will be dependent on the success of the Morskoe wells and any follow up wells, and any resulting cash flows from operations, its ability to develop further oil and gas joint venture partnerships on favorable terms, its ability to access equity capital markets and, after achieving or acquiring sustainable production if any, obtaining credit facilities from institutional lenders. While there can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation’s objective, or result in commercial success. The Corporation cannot assure that it will be able to obtain sufficient capital, develop joint venture partnerships or achieve or acquire sustainable production to satisfy all of its obligations or that its operating subsidiaries will be commercially successful. Should the Corporation be unable to meet its obligation under the Subsurface Use Contracts due to a lack of capital, the MEMR has the right to terminate the contracts after giving the Corporation 90 day’s written notice. If the Corporation is unable to raise additional funds when needed or if such funds cannot be obtained on terms favorable to it, it may not

BIG SKY ENERGY CORPORATION Notes to Financial Statements

be able to conduct operations, and in the extreme case, may be required to terminate operations and liquidate.

The Company plans to raise additional debt and equity financing in 2006 to meet its cash flow needs.

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

3. ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, BSN, BSEK, BSEA, KoZhaN and VEW. All inter-company transactions have been eliminated.

The equity method of accounting is used for companies in which the Corporation has significant influence, which generally means common stock ownership of at least 20% and not more than 50%. The Corporation used the equity method to account for its joint venture investments in the Shekou JV (which was sold in 2002) and the Chengdu JV (sold in 2004). BSN was accounted for as a majority-controlled subsidiary until August 25, 2000. For the period April 26, 2000 to September 28, 2000, while the Corporation owned 50% of BSN, BSN was accounted for using the equity method. For the period since September 29, 2000, BSN has been accounted for as a wholly owned subsidiary and all material inter-company accounts and transactions have been eliminated. On December 9, 2004, BSN was sold.

Cash and Cash Equivalents

The Corporation considers all highly liquid debt instruments with maturities at the date of purchase of three months or less to be cash equivalents.

Restricted Cash

The amount of $40,000 is maintained on deposit to secure corporate credit card balances and as a deposit on oil and gas operations (2004 - $63,040).

Trade Receivables

The Corporation has trade receivables from the sale of and delivery of oil and gas products. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable and recoveries of previously written-off accounts are recorded when collected. The allowance for doubtful accounts is estimated based off of known problem accounts and current economic conditions in Kazakhstan.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. In 2004 depreciation was accounted for under the declining balance method. In 2005 depreciation is computed using the straight line method over the useful life of the assets, which has been reduced in 2005 to 7 years and 3 years for furniture and fixtures and computer hardware, respectively. The effect of the change in methods and lives was immaterial to the financial statements.

BIG SKY ENERGY CORPORATION Notes to Financial Statements

Vehicles	5 years
Equipment	5 years
Furniture and fixtures	7 years
Computer hardware	3 years

Amortization of leasehold improvements and assets recorded under capital lease agreements are computed using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.

Development Stage

In 2005 the Company was no longer considered in the development stage under Statement of Financial Accounting Standard No. 7 due to the level of revenues it obtained and sustained for a subsequent period.

Oil and Gas Properties

The Corporation follows successful efforts accounting for its oil and gas business. All property acquisition costs are initially capitalized to oil and gas properties as unproved property costs. Once proved reserves are discovered, the acquisition costs are reclassified to proved property acquisition costs. Exploration drilling costs are capitalized pending evaluation of the group of wells in the area as to whether sufficient quantities of reserves have been found to justify commercial production. If commercial quantities of reserves are not found, exploration drilling costs are expensed. All exploratory wells that discover potentially commercial quantities of reserves in areas requiring major capital expenditures before the commencement of production and where commercial viability requires the drilling of additional exploratory wells, remain capitalized as long as the drilling of additional exploratory wells is under way or firmly planned. All other exploration costs, including geological and geophysical and annual lease rentals are expensed to earnings as incurred. All development costs are capitalized as proved property costs.

Depreciation, depletion and amortization on oil and gas assets are provided on the unit of production basis. Land and lease costs relating to producing properties are depreciated and depleted over the remaining estimated proved reserves. Development and exploration drilling and equipping costs are depleted over remaining proved developed reserves and proved property acquisition costs over remaining proved reserves. Unit-of-production rates are based on the amount of proved developed reserves of oil, gas and other minerals that are estimated to be recoverable from existing facilities using current operating methods. Depletion is considered a cost of inventory when the oil and gas is produced. When this inventory is sold, the depletion is charged to depreciation, depletion and amortization expense.

The Corporation annually assesses all existing capitalized exploratory well costs on a field-by-field basis for impairment. An impairment reserve is created when either of two criteria is met:

a)	Well has not found a sufficient quantity of reserves to justify its completion as a producing well, or

b)	The Corporation is not making sufficient progress towards assessing the reserves and the economic and operating viability of the project

Impairment of Oil and Natural Gas Properties

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

BIG SKY ENERGY CORPORATION Notes to Financial Statements

field basis. Unproved properties are reviewed periodically to determine if there has been impairment of the carrying value with any such impairment charged to expense in the current period.

Borrowing Costs

Interest costs related to external financing of the acquisition of the subsurface use rights, conducting exploration activities and financing major oil and gas development projects are capitalized as part of related assets until the projects are evaluated, or until the projects are substantially complete and ready for their intended use if the projects are evaluated as successful.

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

There was no impairment of intangible assets in 2005.

Long Lived Assets

The carrying value of long-lived assets, which includes goodwill, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the estimated undiscounted future cash flow expected to result from the use and disposition of the asset is less than the carrying value of the asset.

Revenue Recognition

Oil and gas revenues are recognized when the products are delivered to the purchaser’s facilities and collectibility is reasonably assured.

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

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income in the reporting periods in which the originating expenditure becomes deductible. In assessing the recoverability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. In making this assessment, management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies. Valuation allowances are established, when appropriate, to reduce deferred tax assets to the amount expected to be realized.

BIG SKY ENERGY CORPORATION Notes to Financial Statements

Foreign Currency Translation

In accordance with the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" the financial statements of two subsidiaries of the Corporation, KoZhaN and VEW have been translated into United States Dollars (“US Dollars”) from Kazakhstan Tenge (“Tenge”). KoZhaN and VEW maintain their accounting records in Tenge. A majority of KoZhaN’s and VEW’s capitalized costs, expenses, liabilities, loans and cash flows are denominated in US Dollars. Accordingly, KoZhaN and VEW have determined that the US Dollars is its functional currency.

KoZhaN’s and VEW’s long-lived assets and equity are translated using historic exchange rates. Gains and losses arising from these translations are reported in the consolidated statement of operations.

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

Advertising Costs

The Corporation has incurred $2,085,390 (2004 - nil) in advertising costs for the year. The advertising costs are expensed over the period that the advertisements take place.

Employee Benefits

Pension payments - The Corporation pays into an employee accumulated pension fund an amount equivalent to 10% of employees’ salaries for employees of its Kazakhstani operations. These amounts are expensed when they are incurred.

Social tax - The Corporation makes payments of mandatory social tax in the amount of 21% of employee salaries for employees of their Kazakhstani operations. These costs are recorded in the period when they are incurred and capitalized as part of oil and natural gas properties or included with general and administrative expenses in the consolidated statement of operations.

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

Stock awards issued with pro-rata vesting provisions are amortized on a straight line basis over the vesting periods.

The following table illustrates the effect on net loss and loss per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

BIG SKY ENERGY CORPORATION
Notes to Financial Statements

	Year Ended December 31,

	2005	2004

Net loss, as reported	$ (44,663,778)	$ (6,792,048)
Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects	2,258,829	697,946
Deduct: Total stock-based employee
compensation expense determined under fair
value-based method for all awards, net of
related tax effects	(4,732,931)	(26,735)

Pro-forma net loss	$ (47,137,880)	$ (6,120,837)

Net loss per share:
Basic and diluted – as reported	(0.43)	(0.13)
Basic and diluted – pro forma	(0.45)	(0.12)

The fair value of stock options used in computing the pro forma net loss and basic loss per common share was estimated at the grant date, and determined by the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,

	2005	2004

Dividend yield	0%	0%
Expected volatility	135%	190%
Risk free interest rate	3.8%	3.93%
Expected option life	3 years	5 years

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

In 2005, 18,088,250 options and warrants were excluded in the calculation of net loss per share (in 2004, 7,267,315).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates include, but are not limited to, using a 15% discount rate as the cost of capital for estimating the present values of cash flows to retire future liabilities associated with its subsoil use contracts, using an estimate of $20,000 for the cost of restoring and abandoning individual well sites in Kazakhstan and for reserving 100% of its deferred tax assets.

Impact of Recent and Pending Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that will require compensation costs related to share-based payment

BIG SKY ENERGY CORPORATION Notes to Financial Statements

transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It is effective for small business issuers for the first interim or annual reporting period beginning after December 15, 2005, meaning that the Corporation will apply the guidance to all employee awards of share-based payment granted, modified or settled in the first quarter of 2006.

The impact of adoption on our reported results of operations for future periods will depend on the level of share-based payments granted in the future. However, had the Company adopted the revised accounting standards in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income and net income per share in the table included in Stock-Based Compensation Arrangements in Note 2 to the Consolidated Financial Statements. Also, benefits of tax deductions in excess of recognized compensation costs are to be reported as financing cash flows, rather than as an operating cash flow, as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company believes this reclass will not have a material impact on its Consolidated Statements of Cash Flows.

In November 2004, the Emerging Issues Task Force (“EITF”) ratified Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”. The EITF reached a consensus that classification of a disposed of or held-for-sale component as a discontinued operation is only appropriate if the ongoing entity (i) expects to have no continuing “direct” cash flows, and (ii) does not retain or expect to retain an interest, contract or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction. Application of this consensus did not have a material impact on the Corporation’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges, and to require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The Corporation does not believe there will be a material impact on its financial position, results of operations or cash flow from operations.

In December 2004, the FASB issued SFAS 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transactions”. This amendment eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. This statement is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Corporation is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

In April, 2005, the FASB issued FSP FAS 19-1, “Accounting for Suspended Well Costs”, which clarifies how companies report all well costs that are suspended and awaiting reserve analysis to ensure that the well will be a producing well. The Company does not believe this will cause a material impact on its financial statements.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” was adopted as a replacement of APB Opinion No. 20 and SFAS No.3, which changed the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting

BIG SKY ENERGY CORPORATION Notes to Financial Statements

principles and also to changes required by an accounting pronouncement that does not contain a specific transition provision. SFAS No.154 carries forward without change the guidance contained in APB Opinion No. 20, “Accounting Changes”, for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 2005. The Corporation has adopted SFAS No. 154, effective January 1, 2006. The adoption is not expected to have a material impact on the financial position and results of operations.

4.	DISCONTINUED OPERATIONS

BSN was sold in December of 2004 for a net gain of $179,935. Big Sky Network Canada Ltd. held all of the Corporations’ investments in China.

5.	BUSINESS COMBINATIONS

Big Sky Energy Kazakhstan Ltd.

On January 12, 2004, the Corporation, in a related party transaction, completed the acquisition of 100% of the issued and outstanding share capital of BSEK. The Corporation issued 8,000,000 common shares at a deemed price of $0.286 per share, being the trading price of the Corporation’s shares at the date of announcing the transaction, for total consideration including transaction costs of $2,288,000. Among the sellers of the BSEK shares, was a company which held 80% of those shares and which was wholly-owned by Kai Yang, the brother of the Corporation’s President, and of which Matthew Heysel, the Chairman and Chief Executive Officer of the Corporation, and Daming Yang, President of the Corporation, were also directors and senior officers of BSEK at the time. BSEK held a 90% interest in KoZhaN, which holds the rights to explore for and produce oil and natural gas from three properties in the Republic of Kazakhstan. The acquired net assets of BSEK and consideration given were as follows:

Oil and gas properties	$ 6,341,710
Other capital assets	3,424
Current assets, including cash of $339,353	342,431
Loan receivable from BSEK	(1,154,941)
Other current liabilities	(968,753)
Non-current liabilities	(2,275,871)

Net assets acquired	$ 2,288,000

Consideration, 8,000,000 common shares issued	$ 2,288,000

At December 31, 2003, the Corporation had advanced $1,154,941, including accrued interest of $5,941 to BSEK. This amount was reflected on the 2003 consolidated balance sheet as an advance to related parties. At December 31, 2004, the loan balance was $4,185,500 including $95,602 of accrued interest and is eliminated in these amended and restated consolidated financial statements. The amount is unsecured, bears interest at the rate of 5% per annum and is payable on demand.

Results of operations of BSEK have been included in the consolidated statement of operations of the Corporation from the period January 12, 2004 to December 31, 2005.

On January 30, 2004, BSEK entered into a subscription and escrow agreement with a third-party to issue common shares from treasury to this third-party. The shares were being held in escrow pending receipt of the full amount of the subscription proceeds totaling $2,300,000. On June 28, 2004, the subscription agreement was cancelled and the $250,000 deposit, which had been received in the third quarter of 2003, was refunded. On November 22, 2005, BSEK completed the purchase the remaining 10% minority interest in KoZhaN for $1,275,000 in cash. BSEK now owns 100% of KoZhaN. The purchase price of $1,275,000 and the related deferred income tax liability of $446,250 has been ascribed to oil and gas properties.

BIG SKY ENERGY CORPORATION Notes to Financial Statements

Royalty Interest

On March 4, 2004, the Corporation issued 681,475 common shares to Ibriz Oil Inc. (“Ibriz”), an Alberta corporation, as consideration for the purchase of a royalty interest in the net revenues of BSEK at a cost of $415,700. These shares were valued at $415,700 based on an average closing price of $0.61 from February 20 – 26, 2004. The purchase price was determined based on the results of the valuation report performed by an independent, third party petroleum engineering company. The royalty interest amounted to 5% of BSEK’s net share of the earnings of its then 90%-held subsidiary company, KoZhaN. At the time of this transaction, Mr. Van Doorne, who is a director and the Chief Executive Officer of Ibriz, was also Executive Vice President and the Managing Director of BSEK. This royalty interest has been eliminated by the acquisition of BSEK and accounted for as an increase in oil and gas properties.

Vector Energy West LLP

On May 11, 2004, the Corporation, through its then 75% owned subsidiary, BSEA, completed the acquisition of 100% of the issued and outstanding charter capital of VEW (a Kazakhstan limited liability partnership). BSEA was incorporated under the laws of Alberta, Canada on April 8, 2004 with the Corporation subscribing to 75% of the total shares issued on incorporation. On May 11, 2004, BSEA borrowed $5,000,000 from the Corporation. The funds were paid as follows; $4,506,611 to acquire 100% of the issued and outstanding charter capital of VEW and $570,000 to purchase VEW’s loan from a third party. At December 31, 2004 the loan balance was $6,434,789 including $177,016 of accrued interest and is eliminated in these consolidated financial statements. The amount is unsecured, bears interest at the rate of 5% per annum and is repayable on demand. The acquired net assets of VEW and consideration given would be as follows:

Oil and natural gas properties	$ 11,112,756
Current assets	5,123
Loan payable	(548,076)
Other current liabilities	(1,308,250)
Non-current liabilities	(4,754,942)

Net assets acquired	$ 4,506,611

Consideration, paid in cash	$ 4,506,611

As of the acquisition date, May 11, 2004, VEW had a loan outstanding to third parties of $548,076. In connection with the purchase of VEW, BSEA was required to purchase the loan and settle it for cash of $570,000 representing a premium of $21,924. This premium has been expensed.

Big Sky Energy Atyrau Ltd.

On November 10, 2004 the Corporation purchased a 25% minority interest in BSEA. The Corporation issued 3,500,000 common shares at a deemed price of $0.73 per share, being the trading price of the Corporation’s shares at the date the transaction was announced, for total consideration of $2,550,000. BSEA holds 100% of the charter capital of VEW, a Kazakhstan limited liability partnership. On November 10, 2004, BSEA had an accumulated net deficiency in the fair value of net assets of $2,798,167 of which $699,542 relates to the minority interest of BSEA. The purchase price of $2,550,000 and a related deferred income tax liability of $894,250 had been ascribed to oil and gas properties.

During 2004, $2,051,977 of BSEA’s expenses were paid by the Corporation.

Pro-forma Disclosure

SFAS 141 requires disclosure on a pro-forma basis as though the business combination had occurred at the beginning of the period.

BIG SKY ENERGY CORPORATION
Notes to Financial Statements

For the year ended December 31, 2004, the Corporation has determined the following pro-forma information for the BSEK and BSEA business combination:

December 31, 2004 (unaudited)	As reported	Adjustments	Pro-forma

Revenue	$ -	$ -	$ -
Net loss	$ (6,792,048)	$ (80,000)	$ (6,872,048)
Loss per share	$ (0.131)	$ -	$ (0.133)

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

			December 31,

	Prepaid Expenses	2005	2004

	Prepaid oil and gas suppliers	$ 642,110	$ -
	Prepaid advertising	434,832	-
	Prepaid insurance	417,581	-
	Prepaid other	290,868	484,983

		$ 1,785,391	$ 484,983

	Other Current Assets
	Due from KoZhaN, LLP Escrow (see Note 11)	$ 1,275,000	$ -
	Due from Remas LLP	551,000	-
	GST refunds receivable	143,404	-
	Other assets	76,659	86,160

		$ 2,046,063	$ 86,160

In 2004, other assets represents an advance made by the Company to ABT Ltd. to cover 50% of the costs of a dam construction related to the Morskoe oil field. The advance was made to ABT Ltd. to satisfy the terms of a farm-out agreement entered into by the Company with ABT Ltd. (see Note 12).

In July 2005, the Company entered into a series of agreements with Remas, LLP, a Kazakhstan limited liability partnership (“Remas”), to farm in to 50% of Remas’ subsoil use contract rights for the Alakol field in Kazakhstan, subject to approval of the farm-in by the MEMR. Under these agreements, the Company agreed to finance 100% of up to $10 million, however $5 million is to be repaid by Remas from its revenues received from this project. After the first $10 million of financing, the Company and Remas agreed to provide further financing of $12,600,000, split equally between them. The Company has the option to provide for Remas’ portion of such financing and in compensation is entitled to receive an additional interest of up to 25% of the project. If the MEMR does not approve such additional interest transfer, Remas shall pay such amount within 10 days after receipt of such disapproval. In 2005, as part of the agreement, the Company provided Remas with interest free loans of $551,000 which was secured by a mortgage of a private house and adjacent land plot in Almaty Kazakhstan. In December 2005, Remas notified the Company that the MEMR had disallowed the farm-in. The loans were repaid in full in 2006.

7. SUBSCRIPTION FUNDS RECEIVABLE

At December 31, 2005, the remaining funds held by the escrow agent for the August 2005 and December 2005 private placements (see Note 17), which consisted of $11,387,500 of common stock subscriptions receivable and $79,489 of interest, were distributed to the Company in January 2006.

	BIG SKY ENERGY CORPORATION
	Notes to Financial Statements

8.	PROPERTY AND EQUIPMENT

	Property and equipment consists of:
			December 31,

		2005	2004

	Vehicles	$ 196,094	$ -
	Furniture and fixtures	431,224	325,297
	Computer hardware and software	208,843	46,382
	Leasehold improvements	140,937	178,041

		977,098	549,720
	Accumulated depreciation and amortization	(221,762)	(165,643)

		$ 755,336	$ 384,077

The Company recorded depreciation expense of $117,473 in 2005 ($126,507 in 2004).

In 2005, the Company abandoned property and equipment with a cost of $81,988 and accumulated depreciation of $61,354, which resulted in a loss of $20,634.

9. OIL AND GAS PROPERTIES, Unevaluated

KOZHAN

The Company is party to three subsoil use contracts for the exploration and development of hydrocarbon reserves in the Atyrau region of Kazakhstan. These subsoil use contracts permit the Company to explore for hydrocarbons for a six year period ending in 2009 the “Exploration Phase”, and then upon the discovery of commercial reserves, enter into a development period of 25 years the “Production Phase”.

The Company completed the drilling of three wells on the Morskoe field in December 2005 and all three wells tested positive for hydrocarbons. As these were the Company’s first wells, these wells were put on long-term test production to provide the Company with the data to make reasonable estimates of potential reserves for the Morskoe field. For the Karatal field, the Company re-entered three existing wells previously shut-in that were acquired with the field and spudded a new well as of December 31, 2005. Of the three wells re-entered, two produced only water and were shut in and abandoned and one well tested positive for hydrocarbons and was also put on long-term test production. As a result of the two wells being shut in and abandoned, the Company recorded an impairment charge of $1,693,157. The Company shot 2-D seismic data for the Dualetaly field in 2005. At December 31, 2005 the Company was still in the exploration phase of its three KoZhaN subsoil use contracts (see Note 26).

VECTOR

The Company is party to two subsoil use contracts for the exploration and development of hydrocarbon reserves in the Atyrau region of Kazakhstan. These subsoil use contracts permit the Company to explore for hydrocarbons for a six year period ending in 2009 the “Exploration Phase”, and then upon the discovery of commercial reserves, enter into a development period of 25 years the “Production Phase”.

The Company shot 2-D and 3-D sesmic data for the fields covered by both the Liman-2 and Atyrua subsoil use contracts in 2005.

As more fully disclosed in Note 26, in March 2005, the Company was notified by the Ministry of Energy and Mineral Resources (“MEMR”) that it had failed to meet the minimum work programme for the Liman-2 field held by VEW and the MEMR had suspended its license rights for a period of 6 months pending review. In November 2005, the MEMR notified the Company of the complete termination of the Company’s rights and title to the Subsoil Use Contract for the Liman-2 field. Based on this cancellation of the contract rights, the Company has fully impaired all the Company’s of its oil & gas assets and related liabilities with respect to this field.

BIG SKY ENERGY CORPORATION Notes to Financial Statements

As more fully disclosed in Note 26, in September 2005, a former officer of its VEW subsidiary fraudulently conveyed its rights and title to the Atyrau Subsoil Use contract to an unrelated third party. The Company has thus far been unable to reverse the fraudulent conveyance of its rights and title to the Subsoil Use Contract and has therefore fully impaired its oil and gas assets and related liabilities with respect to this field.

The Company has recorded an impairment charge of approximately $7,844,088 (net of approximately $6,574,000 of liabilities assumed upon the acquisition of the Subsoil Use contracts) with respect to the loss of contract rights noted above.

Ultimate realization of the carrying value of the Company’s oil and gas properties will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Company, which is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. In addition, the Company must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. If one or more of the above factors, or other factors, are different than anticipated, the Company may not recover its oil and gas properties carrying value.

The Company generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which the Company has an interest. There can be no assurance, however, that the Company or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the Company’s corporate and other activities or that such financing available will be on terms that are attractive or acceptable to or are deemed to be in the best interests of the Company, such entities or their respective stockholders or participants.

The consolidated financial statements do not give effect to any additional impairment in the value of the Company’s investment in oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the Company’s financial position, including realization of assets, results of operations, cash flows and prospects.

The Company plans to test a substantial portion of its unproved properties for oil and gas in 2006. In the event that the Company does not find significant reserves of oil and gas, we could incur substantial impairments.

Oil and gas properties are comprised of the following:

		December 31,

	2005	2004

Subsurface use rights and expenses	$ 1,580,779	$ 6,208,911
Acquisitions costs	(i) 5,520,564	14,145,677
Royalty interest	415,700	415,700
Construction Works	926,582	840,423
Exploratory well drilling costs	12,282,414	1,635,634

Oil and gas properties	$ 20,726,039	$ 23,246,345

(i) The buyout of the minority interest of KoZhaN in the amount of $1,275,000 (see Note 5) has been included in acquisition costs as of December 31, 2005.

During the year, the Corporation capitalized $10,646,780 as exploratory well costs for a total of $12,282,414 capitalized well costs pending the determination of proved reserves. The Corporation is in the

BIG SKY ENERGY CORPORATION Notes to Financial Statements

completion and testing phases of its wells and there has not been enough production to properly evaluate the reserves.

The Corporation has $1,635,634 (2004 – nil) of exploratory well costs that have been capitalized for more than one year.

10. RESTATEMENT

Subsequent to the issuance of the Company’s 2004 financial statements, the Company’s management determined that its belief that no obligation would exist to repay ABT Ltd. for costs they incurred or advanced to KoZhaN LLP in relation to the Morskoe oil field under the farm-out agreement signed October 12, 2004 (see Note 12), should Ministry approval not be received on the transfer of 45% of the subsurface rights of the Morskoe licence to ABT Ltd., was incorrect, and that in fact an obligation would exist to repay ABT Ltd. for all costs incurred or advanced by them relating to the Morskoe oil field should Ministry approval not be received. As a result, the “Short-Term Interest Free Loan” liability account, the “Oil and Gas Properties unevaluated ” asset account and the “Other Current Assets” account were understated in the amounts of $1,174,423, $1,088,263, and $86,160, respectively, as previously reported on the Consolidated Balance Sheets included in the December 31, 2004 Form 10-KSB. The error described above also resulted in an understatement in cash flow from financing activities in the amount of $334,000 and an overstatement in cash flow from investing activities in the amount of $334,000 on the Consolidated Statements of Cash Flows. The Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as at December 31, 2004 have been restated to correct these previous misstatements. The restatement does not impact earnings or equity.

The changes to the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as at December 31, 2004 can be summarized as follows:

Affected Statements & Accounts	At December 31, 2004
	As Previously Reported	As Restated
Balance Sheets:
Other current asset	-	86,160
Total Current assets	1,695,973	1,782,133
Oil and gas properties, unevaluated	22,158,082	23,246,345
Total Assets	24,583,455	25,787,879
Short-term interest free loan	166,000	1,340,423
Total Current Liabilities	3,401,213	4,575,636
Total Liabilities	11,185,627	12,360,050
Total Liabilities and Equity	24,583,455	25,757,879
Statements of Cash Flows:
Financing:
Advance from ABT Ltd.	166,000	500,000
Total Cash Flow from Financing	10,990,520	11,324,520
Investing:
Capital Expenditure-oil and gas
properties	(303,203)	(1,391,466)
Changes in non-cash working capital:
Other current asset	-	(86,160)
Increase in short-term interest free
loan from ABT Ltd.	-	840,423
Net cash used in investing activities	(5,325,187)	(5,659,187)

		BIG SKY ENERGY CORPORATION
		Notes to Financial Statements

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	The following amounts are included in accounts payable and accrued liabilities:

			December 31,

		2005	2004

	Trade accounts payable	$ 9,415,517	$ 413,271
	Professional fees	896,369	98,802
	Office lease	-	80,323
	Withholding taxes	-	114,363
	Other	643,260	54,399

		$ 10,955,146	$ 761,158

12.	SHORT-TERM INTEREST FREE LOAN

On October 12, 2004, KoZhaN entered into two agreements with ABT Ltd. (“ABT”) – an Agreement on Partial Transfer of the Subsoil Use Right and Agreement No. 1. These two agreements set the terms and conditions of the transfer by KoZhaN of forty-five percent (45%) of its interest in the subsoil use right in the Morskoe oil field (the “Interest”). Pursuant to Agreement No. 1, ABT was to provide consideration for the Interest that consists of performance of certain construction works and up to 50% of the costs incurred in connection with Well No. 10 in the Morskoe oil field that were not deemed to be associated with the “drilling works” of such well. Also pursuant to Agreement No. 1, ABT agreed to provide a loan of up to $550,000 for the drilling works associated with Well No. 10. This loan was required to be repaid only in the case of discovery of oil and production from the Morskoe oil field. The transfer of the Interest was also subject to approval by the MEMR The Corporation recorded the amount of $840,423 paid by ABT in performance of the construction works as an amount loaned to the Company by ABT. In the event that the transfer of the Interest was approved by the MEMR, this amount would have been converted into an amount received as consideration for the Interest transferred to ABT. The amounts received from ABT toward the drilling works, which as of December 31, 2004 equaled $500,000, had been recorded by the Corporation as a loan, to be repaid from production. In the event that no oil was discovered or produced by the Company from the Morskoe oil field, this loan was to be removed from the Company’s records as a forgiven loan pursuant to the terms of Agreement No. 1. The Corporation had the obligation to repay the amount of $500,000 to ABT should the farm out agreement not be approved by the MEMR. As of December 31, 2005 the Company had failed to obtain the approval of the MEMR regarding the transfer of the subsoil use rights in satisfaction of the agreements.

At December 31, 2005 and 2004 the short-term interest free loan due to ABT consisted of the following:

	December 31,

	2005	2004

Construction works incurred by ABT	$ 926,582	$ 840,423
Payments for drilling works due ABT	500,000	500,000

	$ 1,426,582	$ 1,340,423

As the loans were meant to be converted to cover the purchase price of the 45% interest and was expected to receive MEMR approval very quickly, the Company did not discount the value of the advances to fair value. When the Company was notified that the MEMR would not approve the transfer, the Company entered into negotiations with ABT to re-acquire its subsoil use rights.

As part of the original agreement, ABT was given the right to nominate one board seat at the Company’s next Annual General Meeting of shareholders.

As more fully discussed in Note 28, the Company concluded an agreement in March 2006 with ABT to cancel the transfer of the 45% interest in the Morskoe subsoil use contract.

BIG SKY ENERGY CORPORATION Notes to Financial Statements

13.	MINORITY BUYOUT PAYABLE

In November 2005, the Company entered into an agreement, which was consummated in December 2005, with the 10% minority holders of KoZhaN, LLP to buy their 10% interest which would result in KoZhaN becoming a wholly owned subsidiary of the Company. The agreement called for the Company to escrow the purchase price of the buyout, in the amount of $1,275,000, with the Company’s law firm, which would disburse the funds at closing, which funds the Company transferred to its attorneys in November 2005. At closing in December 2005, the law firm was unable to wire the proceeds into Kazakhstan in satisfaction of the agreement due to restrictions imposed by the banking laws in Kazakhstan. In January 2006 the law firm returned the proceeds to the Company, which wired the funds to the 10% holders the following day in satisfaction of the agreement. The Company has treated the buyout as completed at December 31, 2005 even though payment was not completed until January 2006.

14.	OBLIGATIONS FOR SOCIAL SPHERE DEVELOPMENT

In accordance with the Subsurface Use Contracts, the Corporation is committed to contribute to social sphere development of Astana and Atyrau cities in the total amount of $3,030,000 in connection with the three licenses held by KoZhaN of its licenses during the exploration phase. All Subsurface Use Contracts establish the exploration phase as 6 years from 2003 to 2009, and the production phase as 25 years from 2009 to 2034. These payments are due over the period from 2003 to 2008. During the year ended, December 31, 2005, the Corporation made payments of $520,000.

Payment of these obligations is to be made according to a payment schedule agreed to between the Corporation and the MEMR. The non-current portion of these obligations is discounted at 15% being the estimated credit-adjusted risk free discount rate, giving a total discounted obligation of $855,728. The accretion expense for the year ended December 31, 2005 was $119,904, (2004 - $193,243).

The Company has removed the liability for social sphere development for the VEW subsoil use contracts as of December 31, 2005. The Company’s obligations under the subsoil use contracts were terminated when the respective contracts were revoked (Liman-2) or conveyed (Atyrau). For a complete discussion, see Note 26.

15.	OBLIGATIONS FOR PROFESSIONAL TRAINING OF PERSONNEL

	December 31,

	2005	2004

Within one year	$ 255,000	$ 289,200
In the second to the fifth year inclusive	46,667	389,800

Total obligations	301,667	679,000

Less: discount on obligations on professional training of personnel	(8,734)	(85,159)

Present value of obligations on professional training of personnel	292,933	593,841

Amount due for settlement within one year	255,000	289,200
Amount due for settlement after one year	37,933	304,641

Total	$ 292,933	$ 593,841

Management recognizes obligations on professional training of personnel for future professional training costs as prescribed by the Subsurface Use Contracts. In accordance with the Subsurface Use Contracts, the Corporation is obliged to finance professional training of Kazakhstani personnel recruited for the Subsurface Use Contract’s operations at the rate of not less than 1% of the total amount of minimal

BIG SKY ENERGY CORPORATION Notes to Financial Statements

investments. Under the Subsurface Use Contracts, the total amount of minimal investments was established at $69,000,000.

These obligations are discounted at 15%, being the estimated credit-adjusted risk free discount rate. The accretion expense for the year ended December 31, 2005 was $7,991 (2004 - $30,041) was expensed.

The Company has removed the liability for training of personnel for the VEW subsoil use contracts as of December 31, 2005. The Company’s obligations under the subsoil use contracts were terminated when the respective contracts were revoked (Liman-2) or conveyed (Atyrau). For a complete discussion, see Note 26.

16.	OBLIGATIONS FOR ACQUISITION OF THE RIGHT FOR THE GEOLOGICAL INFORMATION USE

In accordance with the Agreements on acquisition of the right on the geological information use # 710 and # 711 dated January 21, 2002, the Corporation is obliged to pay an additional amount for the right of geological information use if KoZhaN attracts foreign investors.

On May 11, 2004, BSEA acquired 100% of the shares in VEW’s charter fund. Accordingly, under the requirements of the subsoil use contracts, VEW recognized additional obligations on acquisition of the right for the geological information use as at December 31, 2004 of $758,265.

The Company has removed the liability for the right for geological information use for the VEW subsoil use contracts as of December 31, 2005. The Company’s obligations under the subsoil use contracts were terminated when the respective contracts were revoked (Liman-2) or conveyed (Atyrau). For a complete discussion, see Note 26.

17.	SIGNATURE BONUSES AND PENALTY PAYABLE

As at December 31, 2003, $1,000,000 had been paid to the MEMR as a signature bonus for Morskoe, Karatal and Dauletaly oil fields. In accordance with the Subsurface Use Contracts there was an obligation to pay signature bonuses in total of $1,000,000 for acquiring the subsurface use rights for all three fields. These bonuses were due for payment within 30 days after signing the Subsurface Use Contracts. Penalties accrued on delaying the payment of the signature bonuses for those oilfields as at December 31, 2003 amounted to $98,904. These penalties were paid as at December 31, 2004.

18.	COMMON STOCK

The Corporation has issued the following shares:

i.	On January 12, 2004, the Corporation completed the acquisition of 100% of the issued and outstanding share capital of BSEK. The Corporation issued 8,000,000 common shares at a deemed price of $0.286 per share for total consideration including transaction costs of $2,288,000 as described in Note 5.

ii.	On January 26, 2004, the Corporation issued 100,000 restricted common shares in connection with a private placement conducted in late 2003 for proceeds of $25,000.

iii.	On February 11, 2004 the Corporation issued 66,666 shares for proceeds of $3,333 on the exercise of non-employee options. As part of the exercise agreement, the remaining 33,334 unvested options outstanding to the option holder were cancelled and returned to the stock option plan.

iv.	On March 4, 2004, the Corporation issued 681,475 common shares to Ibriz in connection with an Asset Purchase Agreement. The amount of common stock issued was determined using the average closing price of common stock for the five days prior to February 27, 2004, which resulted in a share price of $0.61 per shares.

v.	On April 3, 2004, Canaccord Capital (Europe) Limited exercised a warrant for 299,716 shares for proceeds of $74,928.

vi.	On April 12, 2004, the Corporation issued 299,716 common shares to Canaccord Capital (Europe) Limited for total proceeds of $74,928 in connection with a warrant issued on April 3, 2002. The warrant

BIG SKY ENERGY CORPORATION Notes to Financial Statements

was for a total of 299,716 common shares with an exercise price of $0.25.

vii.	On May 7, 2004, the Corporation closed on the first tranche of a private placement and issued 13,483,750 shares for gross proceeds of $6,741,875. The costs associated with the private placement includes a finders fee equal to 6% of the gross proceeds received by the corporation and warrants to be issued to the finders that equal 6% of the shares issued under the private placement with an exercise price of $0.50. The total share issuance costs for this tranche were $373,537.

viii.	On July 6, 2004, an additional 2,616,250 shares of the Corporation’s common stock was issued at $0.50 per share, totaling $1,308,125. The private placements were expressly subject to BSEA closing on the acquisition of VEW. Costs associated with this private placement included a finders fee equal to 6% of the gross proceeds received by the Corporation and warrants with an exercise price of $0.50, issued to the finders that equal 6% of the shares issued under the private placement. The total share issuance costs for this tranche were $97,193.

ix.	On September 20, 2004, the Corporation closed on the third tranche of a private placement and issued 2,440,000 shares for gross proceeds of $1,220,000. The costs associated with this private placement included a finders fee equal to 6% of the gross proceeds received by the Corporation and warrants with an exercise price of $0.50, issued to the finders that equal 6% of the shares issued under the private placement. The total share issuance costs for this tranche were $208,070.

x.	On November 15, 2004 the Corporation issued 35,000 shares on the exercise of stock options for total proceeds of $1,750.

xi.	On November 17, 2004, the Corporation closed on the fourth tranche of a private placement and issued 5,800,000 shares for gross proceeds of $2,900,000. The costs associated with this private placement included a finders fee equal to 6% of the gross proceeds received by the Corporation and warrants with an exercise price of $0.50, issued to the finders that equal 6% of the shares issued under the private placement. The total share issuance costs for this tranche were $437,241.

xii.	On November 10, 2004 the Corporation issued 3,500,000 common shares in exchange for the 25% minority interests in BSEA at a deemed price of $0.73 per share, which represents the trading price on November 10, 2004 for total proceeds of $2,555,000.

xiii.	In February and March, 2005, the Corporation issued 27,250,000 shares subsequent to a private placement for gross proceeds of $13,625,000. In connection with the offering, the Company paid commissions to its investment bankers of $806,096 and issued warrants exercisable into 1,611,000 shares of the Company’s common stock at an exercise price of $0.50 per share and exercise terms ranging from 1 to 3 years.

xiv.	In March 2005, the Corporation issued 1,700,000 shares to four option holders who exercised options previously granted, at an exercise price of $0.05 per common share for proceeds of $85,000.

xv.	In April, 2005, the Corporation issued 150,000 shares to an option holder who exercised options previously granted and fully vested at an exercise price of $0.05 per common share for proceeds of $7,500.

xvi.	In April, 2005, the Corporation issued 856,027 shares under the Alternative Compensation Plan. See Note 20.

xvii.	In August, 2005, the Corporation issued 2,100,000 shares to an option holder who exercised options previously granted and fully vested at an exercise price of $0.05 per common share for proceeds of $105,000.00

xviii.	In August 2005, the Company completed a $42 million equity offering of its securities. The offering consisted of 15,487,500 shares of its common stock at a selling price $1 per share, 15,487,500 subscription receipts at a selling price of $1 per share, convertible into 15,487,500 shares of common stock and 11,025,000 special warrants at a selling price of $1 per share, exercisable into 11,025,000 shares of common stock. The 15,487,500 subscription receipts and 11,025,000 special warrants were automatically convertible upon the Company meeting certain conditions, which included receiving confirmation from the MEMR of the Company’s proper title to its subsoil use contracts, and thus the proceeds for these securities, totaling $26,512,500, were held in escrow pending the Company meeting those conditions. In September, 2005 the Company notified the holders of these securities of the difficulties it was having in receiving confirmation from the MEMR and thus extended to these holders the option to cancel their subscription. Through December 31, 2005, holders compromising 5,750,000 subscription receipts and 6,910,000 special warrants representing $12,660,000 had opted out of the offering and had their funds returned. As of December 31, 2005 the subscription receipt holders, representing $7,487,500 of proceeds agreed to convert their instruments to 7,487,500 shares of common

BIG SKY ENERGY CORPORATION Notes to Financial Statements

stock in accordance with the original private placement. Those funds were held in the escrow as of December 31, 2005 and were disbursed to the Company, along with the issuance of the shares in January 2006. All of the remaining special warrant holders, representing $4,115,000 of proceeds had opted out as of December 31, 2005, but had agreed to leave their funds in the escrow and re-subscribe to the Company’s December 2005 private placement. At December 31, 2005 the Company had signed subscription agreements covering $3,900,000 of the special warrant holders. The last special warrant holder, representing $215,000 signed the subscription agreement in January 2006. In connection with the transaction, the Company incurred investment banking fees, commissions and expenses consisting of 2,520,000 fully vested warrants exercisable for $1 per share and with a term of 3 years and cash of $2,762,368.

xix.	In September, 2005, the Corporation issued 50,000 shares of common stock to an option holder who exercised options previously granted and fully vested at an exercise price of $0.56 per common share for proceeds of $28,000.

xx.	In November, 2005, the Corporation issued 1,050,000 shares of common stock to six option holders who exercised options previously granted and fully vested at an exercise price of $0.15 generating proceeds of $45,000 and $0.05 for proceeds of $37,500.

xxi.	In December, 2005, 5,000 shares were issued for services valued at $6,500.

xxii.	In December 2005 the Company commenced a private placement offering of its common stock for $1 per share in which it raised gross proceeds of $14,665,745 through the issuance of 14,665,745 shares of its common stock. The Company paid investment banking fees of $618,340 in connection with the offering.

xxiii.	During 2005, the Company received proceeds of $392,733 from the exercise of warrants into 785,465 shares of common stock.

On March 9, 2004, the Corporation solicited votes from selected stockholders of record and received an affirmative vote of 51% to approve an increase in the number of the Corporation’s authorized shares of common stock from 50,000,000 to 150,000,000, with a par value $0.001 per share. On April 20, 2004, the Nevada Secretary of State processed the Corporation’s Certificate of Amendment to adjust the Corporation’s authorized share capital to 150,000,000.

The 2004 and February/March 2005 private placements were subject to registration rights agreements in which the Company agreed to file and have become effective a registration statement covering those shares within 60 days of closing of the private placements. Failure to have a registration statement become effective within that time frame triggered a penalty ranging from 0.1 to 0.2 shares for each share sold in the private placement. The private placement raises prior to November 2004 were registered successfully in October 2004 and thus met the requirements of the registration rights agreements for those issuances. The Company failed to file a timely registration statement covering the November 2004 private placement and all of the February/March 2005 private placements and has therefore recorded a registration rights penalty payable of $11,435,300 as the value of 6,610,000 penalty shares issuable as of December 31, 2005.

The August 2005 private placement was subject to a registration statement that required the Company to use its best efforts to have a registration statement filed within 30 days of closing and declared effective no later than 120 days from closing. The registration rights agreement did not contain any penalties or other liquidating damages clause for failure to file or maintain an effective registration statement.

The December 2005 private placements were subject to registration rights agreements that required the Company to file a registration statement ranging from 14 to 60 days of closing of the offering or incur penalties ranging from 3% to 20% of the shares subscribed to. The Company filed a registration statement in December 2005 covering those shares. However in 2006, the Company also agreed to issue the penalty shares to these subscribers because of delays in its filings.

19.	STOCK OPTION PLAN

(a) Stock Option Plan

The Board of Directors of the Corporation adopted the 2000 Stock Option Plan (the "Plan") during April

BIG SKY ENERGY CORPORATION Notes to Financial Statements

2000. Shareholders approved the Plan on June 29, 2001. On December 3, 2004 the shareholders approved an increase in the common shares reserved for the option plan to 15,000,000. Under the Plan, the Corporation had reserved 15,000,000 common shares for issuance under options granted to eligible persons. As at December 31, 2005, 13,700,000 had been granted and were outstanding with an additional 7,000,000 granted but not outstanding as the awards were contingent upon the shareholders approving an increase in the shares available under the Plan which had not occurred as of December 31, 2005 (see below).

On March 1, 2006, the Corporation received an affirmative vote of 65% of the shareholders of record as of January 13, 2006 to amend the Plan to permit no greater than 20% of the issued and outstanding shares of the Corporation, at the date of grant, to be allocated to options under the Plan.

Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices determined by the board of directors, however not less than the fair market value at the date of grant for incentive stock options and not less than 110% of fair market value for incentive stock options where the employee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Corporation. These stock options expire three to five years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors.

The fair value of stock options issued to consultants was estimated at the grant date by use of the Black-Scholes option pricing model with the following assumptions:

Dividend Yield	0%
Expected Volatility	155%
Risk free rate	3.68%
Expected life	5 years
Vesting Period	3 years

(b) Option Activity

Option activity under the Plan is as follows:
	Number of Options

	2005	2004

Opening Balance - January 1	6,175,000	7,310,000

Granted	13,300,000	100,000
Expired	-	(200,000)
Exercised	(5,050,000)	(101,666)
Cancelled	(725,000)	(933,334)

Closing Balance, December 31	13,700,000	6,175,000

		BIG SKY ENERGY CORPORATION
		Notes to Financial Statements

(c)	Additional information regarding options outstanding as of December 31, 2005 is as follows:

		Options Outstanding			Options Exercisable

			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
	Range of	Options	Remaining	Exercise	Options	Remaining	Exercise
Exercise Prices		Outstanding	Life	Price	Exercisable	Life	Price

	$0.05	950,000	1.8	$0.05	950,000	1.8	$0.05
	$0.56	50,000	3.5	$0.56	16,667	3.5	$0.56
	$0.89	1,000,000	2.2	$0.89	1,000,000	2.2	$0.89
	$0.50	7,750,000	2.2	$0.50	1,000,000	2.2	$0.50
	$1.00	300,000	4.2	$1.00	333,333	3.75	$1.00
	$1.00	1,000,000	3.7	$1.00	-	-	$ -
	$1.20	800,000	2.0	$1.20	100,000	3.75	$1.20
	$1.20	1,850,000	3.7	$1.20	-	-	-

		13,700,000	2.2	$0.59	3,400,000	2.3	$0.56

(d) As discussed in Note 3, the Corporation accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees” and its related interpretations. APB No. 25 does not require any amount to be recorded as compensation expense for stock options that are issued at market price or above and are exercised, cancelled or allowed to expire under the original terms of the issue. Where the original terms of the option award are amended, as in an adjustment to the exercise price, the intrinsic value method requires that these stock options be subjected to variable plan accounting.

The Corporation has granted stock options at prices lower than market price at the time of issue. This has resulted in stock based compensation of $2,258,829 and $697,946 for employees in 2005 and 2004, respectively. At December 31, 2005 the Company had recorded approximately $3,985,000 of deferred compensation.

(e) The Corporation accounts for stock based awards to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123 requires that stock option grants to non-employees be accounted for at fair value on the date of the grant, determined by the Black Scholes option-pricing model. This fair value is then amortized over the service life of the stock option. In 2005, compensation expense of approximately $45,000 (2004 - $60,318) was recognized in the consolidated financial statements and the amount of approximately $108,000 (2004 - $27,926) was included in Deferred Compensation on the consolidated balance sheet at December 31, 2005 for non-employee stock option grants.

(f) The Company granted two awards for a total of 7,000,000 shares in March and July 2005, all with three year terms at exercise prices ranging from $0.50 to $0.89 per share to officers and or directors of the Company. The awards were contingent upon the Company receiving approval from its shareholders of an increase in the number of shares allowable under the plan (see Note 27).

20. WARRANTS

The Corporation has previously issued the following warrants. Each warrant can be exchanged for 1 common share at the exercise price noted.

	BIG SKY ENERGY CORPORATION
	Notes to Financial Statements

Date of	Number of	Exercise	Expiration
Grant	Warrants	Price	Date

May 2004	17,250	$0.50	May 2007
November 2004	240,000	$0.50	December 2006
March 2005	1,131,000	$0.50	September 2006
April 2005	480,000	$0.50	February 2008
August 2005	2,520,000	$1.00	August 2008

	4,388,250

299,716 warrants were granted at a price of $0.25 per share were expensed during 2004. 1,042,715 warrants were granted in 2004 at a price of $0.50 per share under the terms of an agency agreement in connection with a private placement.

All warrants issued in 2005 were issued as compensation to investment bankers who assisted the Company in raising funds in its private placements in 2005.

21.	ALTERNATIVE COMPENSATION PLAN

On March 22, 2002, the Board of Directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of common shares instead of cash. The Alternative Compensation Plan was approved at the Annual Shareholders’ Meeting held on June 14, 2002. The Plan allowed for maximum compensation of 2,000,000 shares. This maximum was reached in the third quarter of 2002 and an expense in the amount of $163,463, relating to the future issuance of 2,000,000 common shares, was accrued under the Alternative Compensation Plan in 2002. Shares are issued upon request of the beneficiaries and no further compensation cost is recorded at that time. 856,027 shares were issued during 2005, leaving 461,171 shares remaining to be issued at December 31, 2005. In August of 2006, the last remaining participant notified the corporation of its intent to acquire the remaining 461,171 shares in the plan.

22.	RELATED PARTY TRANSACTIONS

On December 31, 2005, the Corporation owed $90,546 to Matthew Heysel, our Executive Chairman arising from having personally paid for travel expenditures while traveling on the business of the Corporation. The balance at December 31, 2005 was paid to Mr. Heysel in January 2006.

On December 31, 2004 the Corporation owed $10,000 to Glenn Van Doorne, our one-time executive Vice President, for a consulting service contract. The balance was paid in January 2005.

The Corporation had been unable to establish a bank account in Beijing, China. Each month, the Corporation would transfer funds to Kai Yang, the brother of our President and a consultant to BSN, who is resident in Beijing, to cover the costs of maintaining an office in Beijing. During 2005, the Corporation advanced $485,000 (2004 - $385,689) to Kai Yang, who disbursed the full amount for salaries, office rental, professional fees, travel, and other administration expenses of the Corporation. A further $360,000 was advanced to close the Beijing office.

Big Sky Energy Canada Ltd.

At the time of the acquisition of BSEK, Matthew Heysel and Daming Yang were directors and officers of Big Sky Energy Canada Ltd. and the Corporation and Mr. Kai Yang held all the outstanding shares of Big Sky Energy Canada Ltd. As at December 31, 2004, Matthew Heysel and Daming Yang were no longer directors nor officers of Big Sky Energy Canada Ltd. On March 10, 2004, Daming Yang’s brother, Wei Yang, was appointed to the board and was given full voting and dispositive control over all shares held by Big Sky Energy Canada Ltd. The loan arose from costs totaling $300,000 that were incurred by Big Sky Energy Canada Ltd. in connection with completing BSEK’s acquisition of KoZhaN, and a payment of $50,000 to Bolat Mukashev, the President of KoZhaN, as a reimbursement of costs incurred by the

BIG SKY ENERGY CORPORATION Notes to Financial Statements

President on behalf of KoZhaN. The amount of $350,000 was treated as consideration in the allocation of the purchase price of the assets and liabilities of KoZhaN. The loan is unsecured, bears no interest and is repayable on demand. A balance of approximately $21,351 was outstanding at December 31, 2004. In 2005 the Company fully reserved for the amount owed as it deemed the receivable uncollectible.

During the year ended December 31, 2004, the Corporation advanced to Big Sky Energy Canada Ltd. $39,905 net of advances from Big Sky Energy Canada Ltd.

The Corporation sold its shares in Big Sky Network Canada Ltd. to Big Sky Energy Canada for proceeds of $175,793 during 2004.

Big Sky Holdings Ltd.

Matthew Heysel controls Big Sky Holdings Ltd. A loan to the Corporation arose from a cash transfer to BSEK to cover expenses incurred by BSEK. The loan is unsecured, bears no interest and is repayable on demand. A balance of $25,565 was outstanding at December 31, 2005 (2004 - $25,590).

23.	OBLIGATIONS FOR HISTORICAL COST REIMBURSEMENT

The Corporation, through its purchase of VEW, was obligated to reimburse the Republic of Kazakhstan $7,784,034, for historical costs incurred in respect of the Liman-2 oilfield, pursuant to the terms of the Subsurface Use Contract # 1076 dated December 28, 2002 and the Agreement on acquisition of the right on the Geological Information Use # 711, dated January 21, 2002. Payment of these obligations was to be made according to a payment schedule agreed between VEW and MEMR. These payments were due from 2012 to 2027 and were to be paid quarterly in equal installments.

These obligations were discounted at 15%, being the estimated credit-adjusted risk free discount rate, giving a present value of obligation of $973,682 at December 31, 2004. The accretion expense for the year ended December 31, 2004 was $21,819.

The Company has removed the liability for the reimbursement of historical costs for the VEW subsoil use contracts as of December 31, 2005. The Company’s obligations under the subsoil use contracts were terminated when the respective contracts were revoked (Liman-2) or conveyed (Atyrau). For a complete discussion, see Note 26.

24.	ASSET RETIREMENT OBLIGATION

Management determined that an asset retirement obligation should be recognized for future abandonment costs of 93 legacy wells in Morskoe, Liman -2 and Atyrau fields before the Corporation signed the Subsurface Use Contracts, but which, in management’s opinion, were not properly abandoned. Management believes that this obligation is likely to be settled at the end of the exploration phase.

As at December 31, 2005, future cash flows required to satisfy the Corporation’s liability by 2009 and 2028 for the KoZhaN fields are estimated at $640,000 (2004 - $930,000). After application of a 15% credit- adjusted risk free discount rate, the present value of the Corporation’s liability at December 31, 2005 is approximately $403,000 (2004 - $435,868). During the year ended December 31, 2005, the Corporation recorded accretion expense of approximately $55,000 (2004 - $2,284).

BIG SKY ENERGY CORPORATION
Notes to Financial Statements

	2005	2004

Balance, January 1	$ 435,868	$ -

New obligations incurred during year	324,586	433,584
Liabilities settled during year	(413,007)	-
Accretion expense	54,888	2,284
Revisions in estimates, including timing	-	-

Balance, December 31	$ 402,335	$ 435,868

The Company has removed the liability for asset retirement obligations for the VEW subsoil use contracts as of December 31, 2005. The Company’s obligations under the subsoil use contracts were terminated when the respective contracts were revoked (Liman-2) or conveyed (Atyrau). The Company did not drill any new wells on these fields during 2004 or 2005. For a complete discussion, see Note 26.

25. INCOME TAXES

The Corporation did not provide any current or deferred U.S. federal or foreign income tax provision or benefit because it has experienced operating losses since inception. The Corporation is not liable for any state taxes.

	2005	2004

Loss before income taxes	$ 44,663,778	$ 6,792,048

Composite statutory income tax rate	35%	35%
Expected income tax recovery	(15,632,322)	(2,377,000)
Tax benefit not recognized	15,632,322	2,377,000

Income tax expense (recovery)	$ -	$ -

Deferred taxation reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for statutory tax purposes in the respective countries.

The deferred income tax liability is comprised of the following:

	December 31,	December 31,

	2005	2004

Temporary differences
Oil and gas property values	$ 5,282,800	$ 13,734,017

Total temporary differences	5,282,800	13,734,017

Statutory tax rate	35%	35%

Total	$ 1,848,980	$ 4,806,906

Current portion	-	-
Non-current portion	1,848,980	4,806,906

Total	$ 1,848,980	$ 4,806,906

At December 31, 2005, the Corporation had an estimated net operating loss of approximately $22,090,000 (2004 - $15,650,000) for U.S. federal income tax purposes. These amounts are estimates as the Company has failed to file a US income tax return since the 2000 tax year. The Company, due to its failure to file its

BIG SKY ENERGY CORPORATION Notes to Financial Statements

2001 through 2005 US income tax returns on a timely basis, has subjected itself to possible penalties and interest for failure to timely file its information returns associated with its foreign bank accounts and foreign subsidiaries. US tax regulations call for penalties of up to $10,000 per foreign subsidiary return not timely filed for each tax year. In addition, the failure to timely file those information returns could result in the Internal Revenue Service disallowing up to 10% of foreign taxes paid as a credit against US income taxes. In addition, the Company is subject to fines of up to $100,000 for each foreign bank account for which an information return is not timely filed for each tax year. In 2004 and 2005, the Company had four foreign subsidiaries and 16 foreign bank accounts subject to possible penalties and interest for failure to timely file its income tax returns. Utilization of the net operating losses, which expires on various dates starting in 2007, will be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to the uncertainty of utilizing these net operating losses, the Corporation has fully reserved for its deferred tax assets as of December 31, 2004 and 2005.

		December 31,

		2005	2004

	Net operating loss carry forward balance	$ 22,090,000	$ 15,650,000

	Composite statutory tax rate	35%	35.0%
	Deferred tax asset	7,731,500	5,477,800
	Valuation allowance	(7,731,500)	(5,477,800)

		$ -	$ -

26.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As at December 31, 2005 the fair value, the related method of determining fair value and carrying value of the Corporation’s financial instruments, were as follows: the fair value of current assets and current liabilities approximates their carrying amounts due to the short-term maturity of these instruments. The Company has discounted its long term liabilities associated with its subsoil use contracts use its estimated weighted average cost of capital. The Corporation is exposed to market, credit and currency risks arises in the normal course of the Corporation’s business. Derivative financial instruments are not used to reduce exposure to the above risks.

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

Foreign currency risk – The Corporation undertakes transactions denominated in foreign currencies. Accordingly, these activities may result in foreign currency exposure. The currency fluctuations subsequent to the year end were 12% decrease to July and an increase of 7% to September for a net decrease of 5%. The Corporation does not hedge its foreign currency risk.

Geographic / Geopolitical

The Corporation has a large concentration of its assets in Kazakhstan.  The country is politically stable and the risk of loss of assets because of political issues is minimal.

Net Assets in North America	$ 11,478,788
Net Assets in Kazakhstan	10,576,139

Net Assets	$ 22,054,927

BIG SKY ENERGY CORPORATION Notes to Financial Statements

27. COMMITMENTS AND CONTINGENCIES

In 2005, the Corporation recorded expenses for rental payments under operating leases primarily for office space, net of amounts recovered from sub-lessees, totaling $599,939 (2004 - $121,348). Minimum lease payments required under operating leases with non-cancelable terms in excess of one year are as follows:

2006	$ 115,800
2007	48,250

$ 164,050

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

Financial Commitments and Contingencies – KoZhaN

The Corporation, through its interest in KoZhaN, has the following commitments and contingencies. As these commitments and contingencies are subject to the commencement of commercial production and the Corporation cannot determine at this time when it will commence commercial oil and gas production operations, the likelihood of payment of the following commitments and contingencies is currently indeterminable. Consequently no amounts have been recorded as provisions in these financial statements for the following commitments and contingencies:

a)	Commitment to repay historical costs of the MEMR – In accordance with the Subsurface Use Contracts the Corporation is obliged to reimburse the MEMR for historical costs incurred during preparation of certain geological information on the Morskoe, Karatal and Dauletaly oilfields.

The total amount reimbursable is $3,756,422. Of this amount, $116,178 was paid in 2002-2003. The remaining amount of $3,640,244 is expected to be settled by equal quarterly installments during 20 years after the Corporation enters into the production phase on these oilfields. If commercial production does not commence no further payments become due in this respect.

b)	Commitments to contribute to social development of Astana and Atyrau – In accordance with the KoZhaN Subsurface Use Contracts, the Corporation is obliged to contribute $850,000 during the production phase for the development of the social sector of Atyrau and Astana cities in Kazakhstan. See Note 13.

c)	Commitment to develop local personnel– In accordance with the Subsurface Use Contracts, the Corporation is obliged to invest not less than 1% of total investments for professional development of the local personnel involved in works under the Subsurface Use Contracts. See Note 14.

d)	Liquidation fund – In accordance with the Subsurface Use Contracts, the Corporation is obliged

BIG SKY ENERGY CORPORATION Notes to Financial Statements

to establish a liquidation fund to finance the adequate disposal of the Corporation’s oil and gas operations in the amount of 1% of operating costs. The Corporation is also obliged to apply for approval of this fund with the MEMR under the contracts, including budget of disposal costs, no later than 2 years before the end of the exploration phase and start of the production phase. Although the Corporation has not yet carried out major exploration activities to date, the Corporation has recorded an asset retirement obligation for wells acquired plus new wells drilled in 2005 in these financial statements. Upon achieving an agreement with the MEMR, this asset retirement obligation may be considered as part of the contractually required liquidation fund. See Note 23.

Upon awarding of a new tender for subsurface use rights, KoZhaN shall pay a $0.05 bonus based on total oilfield reserves as defined in the State Balance of Reserves (Oil) of Kazakhstan as of January 1, 2000, equivalent to proven recoverable reserves.

e)	Contingencies related to purchase of geological information from the MEMR – In accordance with the Purchase Agreements concluded with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan on July 10, 2002, the Corporation may incur a penalty for delaying payment for the geological information purchases from the MEMR relating to the Morskoe, Karatal and Dauletaly oilfields at a rate of 10% per annum. Payments for the geological information purchase for the Karatal and Dauletaly oilfields were made by the Corporation with a significant delay. Management believes that the obligation for the penalty is not probable and thus no provision has been recognized in the financial statements for this amount. In accordance with the Agreements on Acquisition of the Right on the Geological Information use # 710 and # 711 dated January 21, 2002, the Corporation is obliged to pay an additional amount for the right of geological information use if KoZhaN attracts foreign investors.

f)	Commitment to make payments based on production – Arising from BSEK’s acquisition of KoZhaN interest, the Corporation is committed to make the following payments to the non- controlling partners of KoZhaN, as a group, upon achieving the following production milestones, where production is calculated after deducting the government’s share of production, if any, and where one tonne equals seven barrels of oil:

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

$1.00 per barrel if the price of oil is greater than $18.00 and less than or equal to $22.00; or

$1.50 per barrel if the price of oil is greater than $22.00

BIG SKY ENERGY CORPORATION Notes to Financial Statements

Upon the buyout of the minority holders in December 2005, this commitment was canceled.

g)	Investment commitments – In accordance with the Subsurface Use Contracts KoZhaN is obliged to invest a minimum of $69,000,000 over the period covered by the Subsurface Use Contracts. An amount of $14,000,000 was committed to be invested during the exploration phase with the remaining $55,000,000 committed for the production phase of the subsoil use contracts. All three Subsurface Use Contracts establish the exploration phase as 6 years from 2003 to 2009, and the production phase as 25 years from 2009 to 2034. The MEMR’s objective in setting minimum work commitments is to ensure certain types of exploratory work is carried out by the license holder, including drilling new wells and seismic activity. The MEMR will measure the degree to which the Corporation has met its commitments in terms of work completed on a yearly basis.

The MEMR estimates the work commitment in terms of expected spending amounts. The MEMR measures the performance of the Corporation towards meeting its work commitment by evaluating the actual work performed in comparison with the agreed requirements. Actual spending is not a performance measure.

h)	Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Corporation is obliged to pay to the MEMR a commercial discovery bonus in the amount of 0.1% of the value of proved reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan. As at December 31, 2005, no hydrocarbon reserves had been approved so no accrual for any bonus has been made in these financial statements.

i)	Royalties payable to the State – In accordance with the subsoil use contracts, the Corporation is obliged to pay royalties to the state ranging from 5% to 13% based on production of oil.

j)	Property Taxes payable to the State – In Accordance with the subsoil use contracts, the Corporation is obliged to pay property taxes in the amount of 1% per annum.

Other Contingencies

a)	Non-compliance with the Subsurface Use Contracts – The MEMR has the right to suspend these contracts or even cancel them if the Corporation is in material breach of obligations and commitments under the Subsurface Use Contracts.

In accordance with the Subsurface Use Contracts signed on February 17, 2003 the Corporation was obliged to commence exploration activities within 60 days after signing the Contracts. In 2005, the Corporation completed work-over and reentry of wells in Karatal and Dauletaly and considers these activities to be in fulfillment of its obligations under the Subsurface Use Contracts.

b)	Commitment to sell produced oil in Kazakhstan – In accordance with the Subsurface Use Contracts, the Corporation is obliged to sell 100% of oil produced during the exploration stage, and depending on the contract between 20% to 50% of oil produced during the production stage, to oil refineries located in Kazakhstan. The Company is able to sell at world market prices (less standard discounts) for oil sold for export, but typically receives only 25 to 35% of the world market price for oil sales made to local refiners in Kazakhstan.

c)	Obligation to return non-productive areas covered by Subsoil Use Contracts – Upon exiting the exploration phase of the Subsoil use Contracts, the Company and the MEMR will agree to an area that the Company will return to develop during the production phase of the Contracts. All area outside of the area agreed to will be returned to the state at that time.

Financial Commitments and Contingencies – Vector Energy West

BIG SKY ENERGY CORPORATION Notes to Financial Statements

The Corporation, through its interest in VEW, has the following commitments and contingencies. As these commitments and contingencies are subject to the commencement of commercial production and the Corporation can not determine at this time when it will commence commercial oil and gas production operations, the likelihood of payment of the following commitments and contingencies is currently indeterminable. Consequently, no amounts have been recorded as provisions in these financial statements for the following commitments and contingencies:

a)	Non-compliance with the Subsurface Use Contracts – The MEMR has the right to suspend or cancel these Subsurface Use Contracts if VEW is in material breach of the obligations and commitments under the Subsurface Use Contracts.

As at February 12, 2005, Management has remedied the following violations of the Subsurface Use Contracts:

the Corporation has submitted and approved with Competent Body an annual work program for 2005.

The Corporation provided petroleum management training for its Vice President

The Corporation opened a special account with HSBC bank in Kazakhstan where it deposited an amount of $33,040 to finance the liquidation of the consequences of its oil and gas operations.

Carried out the Minimal Work Program during the exploration phase;

Contributed funds to Atyrau region for social and infrastructure development programs;

Develop a Business, Property and Liability Risk Insurance Program and submit it for approval to the Competent Body;

b)	Investment commitments – In accordance with the Subsurface Use Contracts, the Corporation is obliged to invest a minimum of $53,900,000 over the period covered by the Subsurface Use Contracts. The Subsurface Use Contract # 1076 dated December 28, 2002 establishes the exploration phase as 6 years from 2003 to 2008. The Subsurface Use Contract # 1077 dated December 28, 2002 establishes the exploration phase as 5 years from 2003 to 2007 and the production phase as 20 years from 2008 to 2028. The MEMRs’ objective in setting minimum work commitments is to ensure certain types of exploratory work is carried out by the licence holder, including drilling new wells and seismic activity. The MEMR will measure the degree to which the Corporation has met its commitments in terms of work completed. The MEMR estimates the work commitment in terms of expected spending amounts. The MEMR measures the performance of the Corporation towards meeting its work commitment by evaluating the actual work performed in comparison with the agreed requirements. Actual spending is not a performance measure.

c)	Commitment to reimburse historical costs of the MEMR – In accordance with the Subsurface Use Contract, the Corporation is obligated to reimburse the Republic of Kazakhstan the historical costs incurred at its expense on the Atyrau oilfield. The total amount reimbursable is $22,507,380, of which $112,537 was paid to the MEMR in 2003. The remaining amount of $22,394,843 is expected to be settled according to a payment schedule to be agreed upon between the Corporation and the MEMR not later than 120 days after approval of the hydrocarbon reserves. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Corporation in respect of the remaining amount of $22,394,843. No approval of the hydrocarbon reserves has been applied for or received as at December 31, 2005 and therefore no provision in respect of the remaining amount has been made in these financial statements.

BIG SKY ENERGY CORPORATION Notes to Financial Statements

d)	Commercial discovery bonus – In accordance with the Subsurface Use Contracts, the Corporation is obligated to pay to a commercial discovery bonus in the amount of 0.1% of the value of approved recoverable reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan. However, in the event that no approval of the hydrocarbon reserves is received, there will be no liability upon the Corporation in respect of the commercial discovery bonus. No approval of the hydrocarbon reserves has been applied for or received as at December 31, 2005 and therefore no provision in respect of the commercial discovery bonus has been made in these financial statements.

LEGAL PROCEEDINGS. Atyrau Block

Proceedings Against Ligostrade Services and Shakirov

On or about September 30, 2005, VEW’s former in-house lawyer / employee, Mr. Farkhad K. Shakirov, transferred and assigned VEW’s subsoil use rights arising in relation to the Atyrau Block to a newly formed shell company called Ligostrade Services LLP. The Corporation contends that Mr. Shakirov had neither the authority to effect such transfer nor was such transfer approved by the Corporation’s Board of Directors or any member of management.

On November 17, 2005, VEW and BSEA commenced legal proceedings in the Almaty City Court against Ligostrade and Mr. Shakirov requesting that the court recognize the Assignment Agreement signed by Mr. Shakirov on behalf of VEW and Ligostrade dated on or about September 30, 2005 as well as Amendment Agreement No. 1 to such Assignment Agreement as invalid and void ab initio. On November 22, 2005, VEW and BSEA obtained an injunction preventing Ligsotrade, Mr. Shakirov and the MEMR from seeking to register VEW’s rights to the Atyrau block in the name of Ligostrade Services LLP. This injunction was later lifted by the Almaty City Court on February 3, 2006. This case was dismissed by the court without consideration. VEW’s and BSEA’s appeals of the court dismissal and the lifting of the injunction to various courts of appeals have all been rejected. VEW and BSEA have also attempted to commence proceedings in other the Almaty Inter-District Specializaed Economic Court against Ligostrade and Mr. Shakirov without any success.

On or about October 18, 2005, Ligostrade Service LLP commenced proceedings in the Almaty Specialised Inter-District Economic Court against VEW seeking to compel VEW to perform its obligations under the Assignment Agreement of September 28, 2005, and to transfer all geological and other data. On July 3, 2006, the court issued a decision requiring VEW to transfer all geological and other data to Ligostrade. This decision was confirmed by the Civil Collegium of the Almaty City Court on August 9, 2006.

VEW and BSEA are is now preparing an appeal to the Supervision Collegium of the Almaty City Court, which must be filed by July 3, 2007. If such appeal is not granted in favour of VEW and BSEA, they will have to look at alternative courts with jurisdiction located outside of Kazakhstan including the European Court of Appeal Since the Corporation cannot predict the outcome of this or any other appeal, it has impaired the value of this oil and gas property on its financial statements.

Proceedings Against MEMR

On January 30, 2006, VEW and BSEA commenced proceedings in the Astana Specialised Inter-District Economic Court against MEMR contending that its transfer of VEW’s subsoil rights to the Atyrau Block to Ligostrade was illegal. As a result, on March 13, 2006, the court issued a ruling that invalidated such transfer.

On March 15, 2006, this ruling was appealed by MEMR and Ligostrade, and on April 4, 2006 the Astana City Court issued a new decision cancelling the Specialised Inter-District Economic Court’s decision.

BIG SKY ENERGY CORPORATION Notes to Financial Statements

Accordingly, an appeal to the Supervision Collegium of the Astana City Court is being prepared. The Corporation has one year from the date of this judgment to file its appeal.

Liman-2 Block

On March 23, 2006, VEW received a letter from MEMR to notify it that its subsoil use rights in relation to the Liman-2 Block pursuant to Contract No. 1076 had been suspended for a six months due to claims regarding the implementation and fulfilment of the minimum works program. By letter dated October 7, 2005, MEMR cancelled Vector’s subsoil use rights arising in relation to the Liman-2 Block.

VEW received a letter dated April 11, 2006, from MEMR confirming termination of the Liman-2 subsoil use contract as of October 5, 2005 for alleged inadequate performance of the minimum Work Programme commitments.

VEW has until October 6, 2008, to appeal the decision of MEMR issued on October 7, 2005, to cancel the subsoil use rights arising in relation to the Liman-2 Block.

Since the Corporation cannot predict the outcome of this appeal, it has impaired the value of this oil and gas property on its financial statements.

Claim by Spouses of Former Partners of KoZhaN

On August 11, 2006, spouses of former partners of KoZhaN, Mrs. Ranida Faskhutdinova, Mr. Shyngyskhan Seidagaliyev, Mrs. Rosa Faskhutdinova, Mrs. Zhanat Faisullaeva (jointly referred to as “Plaintiffs”), filed with the Bostandyk District Court # 2 in Almaty Statements of Claims against BSEK, the Almaty Department of Justice, Notary Kanadanova, and their respective spouses who were the former partners of KoZhaN seeking to invalidate: (i) the sale and purchases of the former partners’ interest in KoZhaN to BSEK; and (ii) the re-registration of KoZhaN in the Almaty Department of Justice. The Plaintiffs allege in their Statements of Claims that they did not consent to the sale of the participatory interests under the 2003 SPA, and that spouses’ consents were needed for a disposal of the marital property.

On September 12, 2006, the trial court issued an injunction with respect to 36% of the BSEK’s participatory interest in the charter capital of KoZhaN, under which BSEK and the Almaty Department of Justice are restricted from transferring said 36% participatory interest and from re-registering KoZhaN. The substantial court proceedings have are scheduled to begin on November 21, 2006. BSEK and KoZhaN have refuted Plaintiffs’ allegations and assert that no spouses’ consent is required for the subject transaction.

The determinative court proceedings took place on November 22, 2006 in the Bostandyk District Court #2 at which time the Judge dismissed all claims by the Plaintiffs. The matter is still subject to possible appeal by the spouses.

Operating Hazards and Insurance

The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formation, and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.

The Company maintains certain insurance of various types to cover its operations with policy limits and retention liability customary in the industry given the size of the Company and its operations.

There can be no assurance that insurance, if any, will be adequate to cover any losses or exposure to liability. Although the Company believes that the policies obtained by operators provide coverage in scope

BIG SKY ENERGY CORPORATION Notes to Financial Statements

and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Company and its financial condition via its contractual liability to the prospect.

28.	NON-CASH TRANSACTION NOT DISCLOSED ELSEWHERE

In 2005, O&G property increased $86,159 through work performed by ABT, Inc. which increased the amount due under the interest free loan from ABT, Inc. by the same amount.

In 2005, O&G property increased $324,586 due to the increase in the asset retirement obligation to restore and abandon the Company’s well sites on the Morskoe, Karatal and Dualetaly fields.

In 2005, O&G property increased $446,250 due to the increased deferred tax liability associated with the Company’s buyout of the remaining minority holders of its KoZhaN subsidiary.

29.	SUBSEQUENT EVENTS

In January 2006 the Company raised gross proceeds of $850,000 in a private placement of its common stock at $1 per share.

In January 2006 the Company entered into a one year agreement with the Firena Group, LLC (“Firena”) in which Firena agreed to assist the Company in obtaining additional subsoil use contracts in Kazakhstan. The Company made an advance payment of $900,000 upon commencement of the agreement. In the event that Firena is unable to provide a suitable subsoil use contract within 11 months of the commencement of the agreement, the advance payment will be returned.

On March 1, 2006, the Corporation granted awards to the following directors in recognition of extraordinary services to the Corporation:

(a) Bruce H Gaston – 1,000,000 options at a price of $1.50 to be granted as of February 15, 2006 in recognition of services rendered;

(b) Daming Yang – 500,000 options at a price of $1.50 to be granted as of February 15, 2006 in recognition of services rendered.

(c) Cash award of $100,000.00 to each of S.A. Sehsuvaroglu, Bruce H Gaston and Daming Yang.

(d) S.A. Sehsuvaroglu – Removed the performance commitment criteria for vesting of 3 million options previously granted.

On March 1, 2006, the Corporation received an affirmative vote by the Shareholders of record as of January 13, 2006, of 68%, to approve an increase in the number of authorized shares of common stock from 150,000,000 to 350,000,000, par value $0.001 per share. On March 7, 2006, the Nevada Secretary of State processed the Corporation’s Certificate of Amendment to adjust the Corporation’s authorized share capital to 350,000,000.

On March 1, 2006, the Corporation received an affirmative vote by the shareholders of record as of January 13, 2006, of 65%, to increase the available shares under the Big Sky Energy Corporation Stock Award Plan to no greater than 20% of the issued and outstanding shares of common stock of the Corporation as at the date of grant. Subsequent to this increase in available shares, options grants that were pending were declared in effect to Nurlan U. Balgimbayev, 4,000,000 and to S.A. Sehsuvaroglu, 3,000,000.

On March 2, 2006, the Board of Directors of the Corporation received a recommendation of the Nominating & Compensation Committee to approve the engagement of Mr. Marat Muzdubaev as Chief Counsel, Kazakhstan and such appointment was so approved.

On March 10, 2006, the Corporation concluded a Purchase and Sale Agreement with ABT Ltd. On February 7, 2006, KoZhaN signed an Agreement with ABT pursuant to which ABT agreed to relinquish

BIG SKY ENERGY CORPORATION Notes to Financial Statements

any and all claims in respect of a purported contractual right to the Interest. Under this Agreement, the Corporation agreed to pay ABT 1,520,218,282 Tenge, which is equivalent to approximately US$11,600,000, apportioned as follows:

  67,028,000 Tenge, equivalent to approximately US$511,400 in repayment of a loan from ABT to KoZhaN for the drilling works provided by ABT on Well No. 10, Morskoe field;
  118,401,733 Tenge, equivalent to approximately US$903,500 in payment for work done by ABT under the construction agreement; and
  1,334,788,549 Tenge, equivalent to approximately US$10,185,100 in consideration for the cancellation of any and all perceived or actual rights of ABT under Agreement No.1 and the Agreement on Partial Transfer of the Subsoil Use Right. This amount is exclusive of all applicable taxes and other obligatory payments pursuant to the laws of Kazakhstan.

In addition to the cash payment set out above, Big Sky Energy Corporation agreed to issue ABT 15,000,000 shares of the Corporation's common stock. On March 10, 2006, as a result of this acquisition, KoZhaN owns 100% interest in the Morskoe Field.

In June 2006, the Company and Eurasian Financial Industrial Company JSC (“EFIC”) entered into a six month agreement whereby EFIC agreed to assist the Company in its effort to regain clear title to the VEW subsoil use contracts and to assist with the transfer of the Alakol block from Remas, LLP. As compensation for the assistance, the Company agreed to issue EFIC options to acquire up to 25 million shares of the Company’s common stock with a term of one year from the Company obtaining clear title and an exercise price of the weighted average trading price of the Company’s common stock for the five business days preceding the date of the agreement. The option grants are contingent upon the Company receiving clear title to the three subsoil use contracts through the assistance of EFIC. In addition, the Company also granted, as compensation if EFIC successfully assists the Company in regaining clear title to the subsoil use contracts, EFIC the right to receive a 50% participating interest in the Atyrau and Liman-2 restored subsoil use contracts and a 25% interest in the restored Alakol subsoil use contract. The agreement calls for the Company and EFIC to agree to a valuation, and in the event the parties are unable to agree to a value to hire an independent third party appraiser, of the restored subsoil use contracts and for the Company to issue its common stock to buy-out EFIC’s interest in the restored subsoil use contracts. The Company also granted to EFIC the right to nominate one member of its board of directors at the next annual general meeting of shareholders. The Company agreed to use its best efforts to register the shares underlying the options.

On June 26, 2006, the Corporation announced that it had signed an off-take agreement to sell up to a total of 6,844 bopd from it’s Morkoe A pool. These off-take agreements are between with SAT LLC, ABS Uni LLC, Sun Drilling Ltd, BEK Trade LLC and ABT Ltd to sell up to 1,789 bopd, 447 bopd, 2,237 bopd, 134 bopd, and 2,237 bopd, respectively.

On July 5, 2006, the Corporation completed the closing of the private placement of a US$15,000,000 6.0% convertible note due June 30, 2008 (the “Note”). The Note is convertible at the option of the holder anytime into common shares of the Company at a conversion price of US$1.22. Interest on the Note is payable in cash on a semi-annual basis. Westwind Partners (UK) Limited acted as sole agent to the Company in connection with the private placement of the Convertible Notes. Neither the Note nor the shares of common stock that may be issued upon conversion of the Note have been registered under the United States Securities Act of 1933 (the "Act"), or the securities laws of any jurisdiction. Such securities may not be offered, sold, hypothecated, given, bequeathed, transferred, assigned pledged, encumbered, or otherwise disposed of ("transferred") except pursuant to (i) a registration statement with respect to such securities that is effective under the Act and applicable state securities law, or (ii) any exemption from registration under the Act, and applicable state securities law, relating to the disposition of such securities. The conversion price of the note is subject to standard anti-dilution provisions and is also subject to downward revision in the event that the Company issues its equity securities at a price less than the

BIG SKY ENERGY CORPORATION Notes to Financial Statements

conversion price of the notes, except in the event that the adjustment would result in the change in the number of shares convertible of less than 1%, in which.case the adjustment would be deferred until such time as an adjustment would require greater than a 1% change. In the event of a change of control of the Company, the convertible notes become immediately due and payable. The Company may repay the Note at any time after June 30, 2007 should the Company’s common stock trade in excess of 125% of the conversion price for a period of 20 trading days in any consecutive 30 day period. At any time after June 30, 2007, the Company may repay the notes at par plus accrued interest with 30 days written notice. In the event that EFIC exercises its option rights, the convertible notes automatically convert to common stock at the then effective conversion price. The Company agreed to use its best efforts to have the shares underlying the conversion feature registered and to maintain the effectiveness of the registration for a period 120 days. In the event that the Company fails to become current in its filings with the Securities and Exchange commission before December 31, 2006 or fails to list on the Alternative Investment Market (“AIM”) in London before March 31, 2007, the Company has agreed to issue the note holders warrants equal to the number of shares the note is convertible into at that time at an exercise price equal to the then effective conversion price with a term of two years.

In July 2006, the board of directors approved the repricing of all outstanding options issued under the Company’s stock option plan with exercise prices greater than $1.00 per share to $1.00 per share. All other terms remained unchanged.

In July 2006, the Company granted 800,000 options an exercise price of $1.00 per share to members of the board of directors.

30.	SUPPLEMENTAL OIL AND GAS DISCLOSURE (Unaudited)

ESTIMATED NET QUANTITIES OF OIL AND GAS RESERVES

At December 31, 2005 the Company had four producing wells on test production (three wells on the Morskoe field and one well on the Karatal field). However, as these were the first wells drilled on these fields and were only put online the last two weeks of December 2005, these wells were put on long-term test production and no reserves were established as of December 31, 2005

Results of operations for oil and gas producing activities, all in Kazakhstan, for 2005 (there was no revenue in 2004) as follows:

Revenues	$ 525,518
Operating expenses	178,968
Depreciation, depletion and amortization	-

Operating Income	346,550
Income tax provision	-

Results of Operations for Oil and Gas Producing Activities	$ 346,550

BIG SKY ENERGY CORPORATION Notes to Financial Statements

Costs incurred for oil and gas property acquisition, exploration and development activities

Costs incurred for oil and gas property acquisition, exploration and development activities for 2005 and 2004 are as follows:

Year Ended December 31, 2005
Property Acquisition
Unproved	$ 1,275,000
Proved	-
Exploration	10,646,780
Development	-

Total costs incurred	$ 11,921,780

Year Ended December 31, 2004
Property Acquisition
Unproved	$ 20,770,288
Proved	-
Exploration	2,476,057
Development	-

Total costs incurred	$ 23,246,345

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 1, 2006.

BIG SKY ENERGY CORPORATION

Name:	S. A. Sehsuvaroglu
Title:	Chief Executive Officer (Principal Executive Officer)

	Name:	Bruce Gaston

By:	Title:	Chief Financial Officer (Principal Financial Officer
and Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

Matthew Heysel	Director	December 1, 2006

Daniel C. Feldman	Director	December 1, 2006
	Chief Financial Officer and Director	December 1, 2006
Bruce Gaston

Philip Pardo	Director	December 1, 2006
	Vice-President – New Development and	December 1, 2006
Barry Swersky	Director

Servet Harunoglu	Director	December 1, 2006

S. A. Sehsuervearoglu	Chief Executive Officer and Director	December 1, 2006