Form 10KSB
period 2006-12-31
BIG SKY ENERGY CORP
filed 2008-04-04
CIK 1075247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

------------------------- FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
______________
to
______________

Commission file number: Big Sky Energy Corporation (Exact name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	72-1381282 (I.R.S. Employer Identification No.)

Suite 6, 8 Shepherd Market, Mayfair,
London, UK	T2P 5E9
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 1 (403) 234-8282 Securities Registered Under Section 12(b) of the Exchange Act: Securities Registered Under Section 12(g) of the Exchange Act:	None Common Stock, $0.001 par value (Title of class)

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

Revenue for the most recent fiscal year: $8,547,584

1

Aggregate market value of voting and non-voting common stock held by non-affiliates of the Corporation using the average of the bid and asked price of the common stock, as of March 21, 2008: $6,494,234.

Number of shares outstanding of each of the Corporation's classes of common stock, as of March 21, 2008 equals 166,432,498 shares of common stock, par value US$0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format YES | | NO | X |

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Throughout this document, references herein to “the Corporation”, “Big Sky”, “we”, “our” or “us” mean Big Sky Energy Corporation, a Nevada corporation, and its corporate subsidiaries and predecessors, unless the context requires otherwise. Certain terms used herein relating to the oil and natural gas industry are defined below in ITEM 1 “DESCRIPTION OF BUSINESS–CERTAIN DEFINITIONS.”

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

API – American Petroleum Institute

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

Full Field Development. The Full Field Development stage is the first stage in the Production Phase. Approval by the MEMR of a Full Field Development Plan is required prior to commencing the Production Phase. We have the right to accelerate the exploration activities and thus shorten the exploration phase. During the Full Field Development stage, and with the express consent of the Kazakhstan government, predicated on refinery capacity, we can sell up to 80% of our production on the international markets.

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

Pilot Production Stage. The pilot production stage is a part of the exploration period which is designed to determine the most optimum and effective way of developing the field. The pilot production stage is an exemption provided by the MEMR from certain production quotas contained within the production sharing contracts when the Corporation is within the exploration period. The pilot production stage allows the Corporation to exceed the 90 day timeframe in which to test production from wells within a given field area. The purpose of this exemption is designed to determine the most optimum and effective way of developing the field. The length of the pilot stage is determined by consultation with the MEMR.

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

Our principal business office in Kazakhstan is located at 7, Al-Farabi Avenue, Block 4A, office 27 Almaty, Republic of Kazakhstan Tel/fax.: +7 (727) 311 02 37/38. We maintain administrative offices in Calgary, Alberta, located at Suite 311, 840-6th Avenue SW, Calgary, Alberta, Canada T2P 5E9, Tel 1-403-234-8282. On March 1, 2006, our Board of Directors voted to move corporate headquarters to London, UK. (service address: Suite 6, 8 Shepherd Market, Mayfair, London UK W1J 7JY).

We maintain a website at www.bigskycanada.com. Information on our website is not part of this document.

Neither the Corporation, nor any of its subsidiaries, has been subject to any bankruptcy, receivership or similar proceedings.

Business of the Issuer

We operate as an oil and gas exploration and production company carrying out our activities through a number of operating subsidiaries and associated or affiliated companies. These operating companies are generally focused on one of our projects, and this structure assists in maintaining separate cost centers for these different projects.

We file reports with the US Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. We make available free of charge our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on our internet website at www.bigskycanada.com as soon as reasonably practicable after we electronically file or furnish such material with or to the Commission.

Our principal activities are oil and gas exploration, development and production in the Republic of Kazakhstan (“Kazakhstan”). During 2006, we directed most of our efforts and resources to our development of the Morskoye Field. Our management and technical staff have substantial experience in our areas of operation. Currently our principal product is crude oil, and the sale of crude oil is our principal source of revenue.

As at March 21, 2008 and throughout the reporting period ending December 31, 2006, the Corporation operated three licenses located in the Atyrau Region of the Republic of Kazakhstan.

Two of these licenses (Daulately and Karatal) are still in their exploration phase, requiring intensive seismic investigation, data processing, interpretation and exploratory drilling during the course of the contract period. The Corporation expects that these exploration contracts will be finalized by 2008 or 2009, at which time the Corporation will negotiate further development contracts for these licenses. Licenses which are deemed non-productive during or after the exploratory phase will be returned back to the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (“MEMR”). No reserve data is available for these licenses as of the date of this filing.

The third licence, Morskoye, transitioned from Exploration Phase into the full field development stage of the Production Phase when its full field development plan was accepted by the MEMR Central Development Committee for Oil and Gas Fields on July 17, 2007. The Morskoye field has been operated continuously from July 17, 2007 to date under Full Field Development stage approvals. Reserve data for this licence is disclosed where appropriate throughout this filing. The Corporation commenced exporting production from this licence pursuant to an Export Licence granted January 12, 2007. (See “KoZhaN” below)

The Corporation is also actively looking to acquire additional acreage in both exploration and development phases to enhance our organic growth.

During 2006, the Corporation restructured its top management when, on December 31, 2006, its then President and CEO, Mr S.A. Sehsuvaroglu, stepped down. Dr. Servet Harunoglu, previously Chair of the Nominating and Compensation Committee and a director since May, 2005, was appointed to these roles. With the advent of oil sales at export pricing, limited additional financing was required in 2006 with none required in 2007.

Big Sky Energy Kazakhstan Ltd.

Big Sky Energy Kazakhstan Ltd. (“BSEK”), our wholly owned subsidiary, was incorporated on July 29, 2003 in Alberta, Canada and holds a 100% interest in KoZhaN LLP, which operates the three petroleum licenses in the Atyrau region of Kazakhstan (See disclosure “Item 4 – Legal Proceedings - Claim by spouses of former partners in KoZhaN”).

KoZhaN LLP

KoZhaN LLP (“KoZhaN”) was incorporated as a limited liability partnership on April 28, 2001, in the Republic of Kazakhstan by five Kazakhstani nationals unrelated to us. As a wholly owned subsidiary of BSEK, the President of KoZhaN is appointed by BSEK – Mr. S.A. Sehsuvaroglu (for 2005/2006), who was also the President and CEO of the Corporation. As of January 1, 2007, Dr. Servet Harunoglu became President of KoZhaN.

On February 17, 2003, KoZhaN entered into agreements with the Government of Kazakhstan for the exploration and development of three petroleum licenses in the Atyrau region of western Kazakhstan.

On February 7, 2006, KoZhaN signed an Agreement with ABT Ltd. a Kazakhstan company ("ABT"), pursuant to which ABT agreed to relinquish any and all claims in respect of a purported contractual right to a 45% interest in the Exploration and Production Contract for the Morskoye Block. Under this Agreement, the Corporation agreed to pay ABT 1,520,218,282 Kazakhstan Tenge, which is approximately equivalent to $11,600,000, to be apportioned as follows:

  Sixty seven million twenty-eight thousand (67,028,000) Kazakhstan Tenge, which is approximately equivalent to $511,400, in repayment of a loan from ABT to KoZhaN for the drilling works provided by ABT on Well No. 10, Morskoye field;

  One hundred eighteen million, four hundred one thousand seven hundred thirty three (118,401,733.) Kazakhstan Tenge, which is approximately equivalent to $903,500, in payment for work done by ABT under a Construction Agreement; and
  One billion three hundred thirty four million seven hundred eighty eight thousand five hundred and forty nine (1,334,788,549) Kazakhstan Tenge, which is approximately equivalent to $10,185,100, in consideration for the cancellation of any and all perceived or actual rights of ABT under Agreement No.1 and the Agreement on Partial Transfer of the Subsoil Use Right. This amount is inclusive of all applicable taxes and other obligatory payments pursuant to the laws of Kazakhstan including VAT.

In addition to the cash payment set out above, the Corporation agreed to issue ABT 15,000,000 shares of the Corporation's common stock. The transaction was completed on March 10, 2006. As a result of this acquisition, KoZhaN obtained 100% interest in the Morskoye Field.

Big Sky Energy Atyrau Ltd.

Big Sky Energy Atyrau Ltd. (“BSEA”) was incorporated on April 8, 2004, in Alberta, Canada.

Vector Energy West

Vector Energy West LLP (“VEW”) was incorporated as a limited liability partnership in the Republic of Kazakhstan on July 4, 2001. As a wholly owned subsidiary of BSEA, the President of VEW is appointed by BSEA and Mr. Matthew J. Heysel has held the position of President of VEW from December 2004 to date.

On or about September 30, 2005, VEW’s former in-house lawyer/employee, Mr. Farkhad K. Shakirov, transferred and assigned VEW’s subsoil use rights arising in relation to the Atyrau Block to a newly formed shell company called Ligostrade Services LLP. The Corporation categorically states that Mr. Shakirov had neither the authority to affect such transfer nor was such transfer approved by the Corporation’s Board of Directors or any member of management.

During 2005 and ongoing into 2006, the Corporation defended itself against the illegal transfer of its assets held through its subsidiary, VEW, subsequent to the fraudulent activities of this former employee, without success.

As of the date of this fiing, VEW has no operations or active business although the corporate entity remains validly constituted.

Liman-2 Block

VEW received a letter dated April 11, 2006, from MEMR confirming termination of the Liman-2 subsoil use contract as of October 5, 2005 for alleged inadequate performance of the minimum work programme commitments.

The Corporation impaired the value of the VEW held oil and gas properties on its financial statements for the year ending December 31, 2005. This company is currently inactive.

Big Sky Energy Alakol Ltd.

Big Sky Energy Alakol Ltd. (“BSE Alakol”), a wholly owned subsidiary of the Corporation, was incorporated on March 17, 2005, in Alberta, Canada. This company is currently inactive.

Alakol Block

On July 12, 2005 and July 21, 2005, the BSE Alakol entered into a series of heads of agreements with Remas Corporation LLP (“Remas”), a Kazakhstan company, for the acquisition of a 50% interest in the Subsoil Use Contract No. 1766 dated June 15, 2005, in relation to the Alakol block (the “Contract”). The acquisition was subject to waiver of the Kazakhstan government’s preemptive right and approval of the MEMR. Under the Agreement on the Partial Sale of the Subsoil Use Rights, the purchase price of $430,000 was not due until after receipt of the government approvals for the proposed transfer. The agreements further provided that BSE Alakol was to pay $501,000 being the signature bonus required under the Contract.

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

Hydrocarbon Contracts

In Kazakhstan, producers have the right to negotiate sales contracts directly with purchasers, allowing the market to determine the price of oil. Under the terms of the three Contracts for Exploration and Production of Hydrocarbons (“Hydrocarbon Contracts”) entered into by the MEMR and KoZhaN on the Morskoye, Karatal and Dauletaly Fields, all production has to be sold into the domestic market until we reach the Full Field Development stage. If the domestic market cannot absorb the produced hydrocarbons we can sell our product on the international market.

As at March 21, 2008, domestic prices are approximately $225 and export $585 per tonne (under the Hydrocarbon Contracts, our production is gauged and measured in tons, not barrels of oil per day) which equates to approximately $34 and $90 per barrel

Competition

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

Set forth below is an indication of the Corporation’s 2006 operations and number of employees and consultants required by our subsidiaries and us to maintain operations.

Number of Employees/Consultants

	Managmnt	Financial	Technical	Admin	Field Op’s	Total

Almaty,	4	6	6	13	-	29
Kz

Atyrau,	2	1	7	4	20	34
Kz

Canada	0	0	0	2	-	2

Other	1	0	0	0	-	1

Total	7	7	13	19	20	68

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

ITEM 2. DESCRIPTION OF PROPERTY.

OIL AND NATURAL GAS PROPERTIES

Morskoye License

List of wells on Morskoye contract license (including Ogai structure)

The following wells existed prior to acquisition of the field and are now on the Corporation’s inventory :

Morskoye 1, 6, 7, 8, 9, note all of these were plugged by USSR.

Ogai reservoir 1, 12, 28, 29, 30 .

Drilled by the Corporation : MOR #10, 11 and 12 (in 2005). Ogai-18 (plugged and abandoned in 2007 before reaching target depth).

The Morskoye License area is located approximately 30 km SW of the Tengiz complex, (but straddles the southern fringe of the Tengiz structure), in western Kazakhstan, about 90 kilometers southwest of Kulsary railway station. Neighboring producing oilfields include Tengiz 18 miles to the northeast and Prorva, 5 miles to the south. The field was identified by seismic investigation in 1963 and proven through drilling in 1965. It shows the anticlinal structures draped over the bottom of the salt dome and delineated to the northwest by a fault. The oil-bearing horizons belong to the Lower Cretaceous Series at a depth of 4,000 feet.

The oil has been trapped in sandstones with a porosity exceeding 20%. Net pays of over 20 feet have been established. Three new wells were drilled, having tested oil at combined rates of over 5,000 bopd. The quality of the crude ranges from 35° to 20° API. The License has an area of 18,434 acres. We have the rights from the surface to the bottom of the salt (Kungurian). Although some oil production has been established, during the greater part of 2006, the license was considered an exploration block.

In 2005, the following works were done:

  Construction of the drilling pad and access road;
  Drilling and completion of three (3) development wells 10, 11, and 12 with total footage of 3900 meters approximately 1300 meters each. Wells 11 and 12 were cored and cores were analyzed in Corex (Aberdeen) and KazCoreResearch (Atyrau) labs.
  Construction of well testing, temporary oil storage and loading facilities during well testing period.
  Hooked up wells 10, 11 and 12 and started testing wells 10, 11, and 12 from December 13th , 2005.

In 2006, the following works were done:

  Shot 2D seismic in south-eastern part of contract license area (30.25 km)
  26 old seismic lines (previously missing) were located and re-processed in SaratovNefteGeofizika
  Pad and access road construction for well MOR-1 and Ogai-1
  Re-entries of Ogai-1 and Morskoye (MOR)-1 wells. MOR-1 was tested for oil in the Cretaceous zone and then plugged and abandoned due to bad casing. Note that this zone is a different field than the existing MOR 10, 11, and 12 wells.
  Ogai-1 flowed 72 cub.m (500 BO)/day oil from 1176-1182m on 13 mm choke. This is a different and potentially much bigger reservoir than ones penetrated by Morskoye wells.
  Reservoir monitoring works during well testing period including pressure transient testing, PVT and surface oil and water sampling, etc.
  Pilot Production Project for Wells 10/11/12 was approved by MEMR in June 2006.
  Ogai-1 well was placed on test production on September 28, 2006 for 90 days.
  Construction of new worker camp.
  Minor upgrades of temporary production facility.
  Ogai-1 well pad was expanded to accommodate for drilling of another well (Ogai-18) from the same pad.
  Access road to Ogai-1 beefed up.
  Research/design works for planned large pad (“Super pad”) from which future Ogai wells could be drilled.

In 2007, the following works were done:

  Re-interpretation of all available seismic data (including data from SaratovNefteGeofizika) for Morskoye block done by Geostan.
  Technical Scheme of (Full Field) Development Project was approved by MEMR on July 13, 2007. The total oil production permitted by Technical Scheme between period of 2007-2024 is 807.08 thousand tons. The project calls for drilling of three additional wells – two producers, and one injector well. Also, it calls for conversion of one of producer wells to water injection in later time during life of field.

  Ogai-18 well was drilled to depth of 1349 m at which the bottom-hole assembly got stuck in the hole. Fishing attempts were unsuccessful. It is decided to plug and abandon the well.
  In Ogai-18 well, around seven (7) meters of core was recovered from the same zone which was tested in Ogai-1 well (Aptian). Core analysis shows some reservoir quality and oil saturation proving continuity of oil deposit tested in Ogai-1.
  Field lab installed and started operating. Oil offloading facility constructed at Karaton

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

List of wells on Dauletaly contract license

The following wells existed prior to acquisition of the field and are now on balance of the company: 1, 2, 3, 4, 12, 21 (Dauletaly), 1, 2, 13 (Dauletaly South). Note all of these were plugged by USSR.

Drilled by Company: DLT #33 and #34 (in 2006). Started drilling DLT-37 in 2006.

In 2005, the following works have been done;

  Shot 2-D seismic (105.8 km);

  In 2006, the following works have been done;

    Finished interpretation of 2-D seismic shot in 2005;
    Dauletaly #33 well was drilled to 880 m TD on September 10, 2006. Several oil zones identified from well logs in Neocomian formations. Well testing produced water with negligible oil film. Well was temporarily abandoned.
    Dauletaly #34 well was drilled to 850 m TD. Several oil zones identified from well logs in Neocomian formations. Well testing produced water from one test interval and mainly oil from another set of intervals. Well was temporarily abandoned.
    Dauletaly #37 well was planned to be drilled to 2800 m. Due to unavailability of drilling rig of necessary size/capacity only first (surface) section was drilled to 352 m with smaller rig used to drill DLT-33 and DLT-34.
    Dauletaly South #2 well was re-entered and tested. On August 27, 2006, the well was plugged and abandoned due to excessive water.
    Dauletaly South #1 was re-entered and tested. No oil inflow produced at surface. Oil sample recovered from bottom-hole. The well was plugged and abandoned due to inpossibility to establish commercial oil inflow.
    Dauletaly #1 surface oil leak was repaired. The well was properly plugged and abandoned.

In 2007, following works have been done:

    Integrated interpretation of gravimetric data with seismic data was done by Geostar. The study helped to better refine a deeper prospect to be targeted by further exploration drilling

  Karatal License

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

  List of wells on Karatal contract license

  The following wells existed prior to acquisition of the field and are now on balance of the company: 1, 2, 4, 5, 6, 7, 8, 9, 10, 14, 15, 16, 17, 20. Note all of these were plugged by USSR. Drilled by Company: KRT #30, 32, and 34 (in 2006). #32 and 34 plugged and abandoned.

  In 2005, the following works have been done:

    Shot 2D seismic;
    Re-entries of 3 wells (5, 6, and 9); based on re-entries results, KRT-6 was put on production testing starting November 14th , 2005; other two wells made water.
    Hook-up wells, construction of well storage and gauging facility
    Spudded Karatal (KRT)-30 well

In 2006, following works have been done:

    Finished interpretation of 2-D seismic shot in 2005;
    Finished drilling KRT-30 (TD-800m), KRT-34 (TD-1803m) and KRT-32 (TD-750m). KRT-34 and KRT-32 were plugged and abandoned due to geological reasons (absence of commercial oil-bearing reservoirs);
    After completion of KRT-30, well was put on production testing from Aptian reservoir starting May 4th , 2006;
    Reserves Calculation Project approved by MEMR;
    Pilot Production Project approved by MEMR in November 2006 for a two year period with a production allocation of KoZhaN LLP 14,81 thousand ton of estimated pilot production oil volume, 17,28 thousand ton of fluid (16,6 % of water cut of the product for 4 producing wells for the entire period of the 2 yeras pilot production.

In 2007, following works have been done:

    KRT-6 is currently producing under pilot production project.
    KRT 30 is shut-in due to high water cut.
MORSKOYE	2005

Well #		Productive wells	Abandoned dry

	Currently	Shut-in due	Abandoned in	(flowing
	producing	high water	Soviet period,	water) wells
	(net)	content (net)	but expect to re-
		Awaiting	enter (gross)
		Workover

MOR-01			1

MOR-04				1

MOR-06			1

MOR-07			1

MOR-08				1

MOR-09			1

MOR-10	1

MOR-11	1

MOR-12	1

OGAY-1			1

OGAY-12				1

OGAY-28				1

OGAY-29				1

OGAY-30			1

TOTAL	3	0	6	5

MORSKOYE	2006

Productive wells
		Shut-in due
		high water		Abandoned dry
	Currently		Abandoned in Soviet
Well #		content (net)		(flowing water)
	producing		period, but expect to
		Awaiting		wells
	(net)		re-enter (gross)
		Workover

MOR-01	-	-	-	1
MOR-04	-	-	-	1
MOR-06	-	-	-	1
MOR-07	-	-	-	1
MOR-08	-	-	-	1
MOR-09	-	-	-	1
MOR-10	1	-	-	-
MOR-11		1	-	-
MOR-12	1	-	-	-
OGAY-1	-	-	1	-
OGAY-12	-	-	-	1
OGAY-28	-	-	-	1
OGAY-29	-	-	-	1
OGAY-30	-	-	-	1
TOTAL	2	1	1	10

DAULETALY	2005

Well #		Productive wells		Abandoned dry

		Shut-in due high		(flowing water)
	Currently	water content	Abandoned in Soviet	wells
	producing	(net)	period, but expect to re-
	(net)	Awaiting	enter (gross)
		Workover

DLT-01			1

DLT-02			1

DLT-03				1

DLT-04				1

DLT-12				1

DLT-21			1

DLTS-1			1

DLTS-2			1

DLTS-13				1

TOTAL	0		5	4

DAULETALY		2006
Well #		Productive wells			Abandoned dry
	Currently	Shut-in due	Abandoned in Soviet		(flowing water)
	producing	high water	period, but expect to re-		wells
	(net)	content (net)	enter (gross)
		Awaiting
		Workover
DLT-1	-	-		-	1
DLT-2	-	-		-	1
DLT-3	-	-		-	1
DLT-4	-	-		-	1
DLT-12	-	-		-	1
DLT-21	-	-		-	1
DLT-33	-	1		-	-
DLT-34	-	1		-	-
DLTS -1	-	-		-	1
DLTS-2	-	-		-	1
DLTS-13	-	-		-	1
Total:	-	2		-	9

KARATAL		2005

		Productive wells

		Shut-in due			Abandoned
Well #	Currently	high water	Abandoned in Soviet	Drilling	dry (flowing
	producing	content (net)	period, but expect to	(gross)	water) wells
	(net)	Awaiting	re-enter (gross)
		Workover

KRT-01					1

KRT-02					1

KRT-04					1

KRT-05			1

KRT-06	1

KRT-07					1

KRT-08					1

KRT-09		1

KRT-10					1

KRT-14					1

KRT-15					1

KRT-16					1

KRT-17					1

KRT-20					1

KRT-30				1

TOTAL	1	2	0	1	11

KARATAL		2006
Productive wells
		Shut-in
		due high			Abandoned
			Abandoned in
	Currently	water			dry
Well #			Soviet period, but	Drilling
	producing	content			(flowing
			expect to re-enter	(gross)
	(net)	(net)			water) wells
		Awaiting	(gross)
		Workover
KRT-01	-	-	-	-	1
KRT-02	-	-	-	-	1
KRT-04	-	-	-	-	1
KRT-05	-	1	-	-	-
KRT-06	1	-	-	-	-
KRT-07	-	-	-	-	1
KRT-08	-	-	-	-	1
KRT-09	-	1	-	-	-
KRT-10	-	-	-	-	1
KRT-14	-	-	-	-	1
KRT-15	-	-	-	-	1
KRT-16	-	-	-	-	1
KRT-17	-	-	-	-	1
KRT-20	-	-	-	-	1
KRT-30	1	-	-	1	-

  December 31, 2006                                                                Identity of Field

                                                           TOTAL                  Morskoye          Karatal

Revenues, net of royalties	$8,547,584	$8,380,084	$167,500
Production Costs	2,311,319	2,266,026	45,293

tonnage sold	77,361	75,761	1,600
# of Bbls sold	502,294	491,894	10,400

Average selling price ($/br)	17.02	17.04	16.11
Average production cost ($/br)	4.60	4.61	4.36

  Productive wells and acreage

  The table below provides information regarding the Corporation’s gross and net productive wells by field and the developed and undeveloped acreage by field:

2005

Undeveloped acreage

	Developed
Leases	acreage	Gross	Net	Remaining	Total acreage
		acreage	acreage	acreage

Morskoye	399	18,035	2,372	15,663	18,434.100

Dauletaly	-	33,359	3,111	30,248	33,359.200

Karatal	597.995	103,982	-	103,982	103,982.000

2006

		Undeveloped acreage

	Developed
Leases		Gross	Net	Remaining	Total acreage
	acreage
		acreage	acreage	acreage

Morskoye	399	18,035	2,372	15,663	18,434.100

Dauletaly	-	33,359	3,111	30,248	33,359.200

Karatal	597.995	103,982	-	103,982	103,982.000

  Delivery Commitments

  KoZhaN has entered into five offtake agreements to sell up to a total of 6,844 barrels of oil per day from its Morskoye field. These offtake agreements provide the general terms by which KoZhaN sells it oil and an estimate of the number of barrels of oil per day that the buyers anticipate they will purchase from KoZhaN. These agreements however do not contain any commitment by any of the buyers to buy any amount of oil. Prior to each month, each buyer will inform KoZhaN of the amount it is committed to purchase for just that month.

  On January 2, 2007, the Corporation announced that its subsidiary, KoZhaN LLP, had received the Kazakh Ministry of Energy and Mineral Resource's approval to export and sell its crude oil at world prices starting in January 2007. Based on this approval, the Corporation has entered into a contract with Euro-Asian Oil AG to sell for export 60,000 tonnes (approximately 400,000 barrels or 1,100 bopd) in 2007. The Corporation will receive world oil price, which, adjusted for transportation and crude quality, has a price of approximately $51 per barrel as of March 2007. The Corporation has also pre-sold to Euro-Asian Oil $US2,500,000 of its production against delivery under this contract. In addition, the Corporation has entered into a contract with Sunoil

  LLP in March 2007 to sell additional production which must be allocated to the domestic market in 2007 at $190 per tonne ($27 per barrel). During 2006, its first year of production, the Corporation received approximately $20 per barrel for its domestic sales. The Corporation trucks and processes its production at third party facilities. Together these costs are approximately $4 per barrel and must be deducted from the above oil prices to yield a net wellhead price.

  Current prices as at March 21, 2008, are approximately $225 domestic and export $585 per tonne (under the Hydrocarbon Contracts, our production is gauged and measured in tons, not barrels of oil per day) which equates to approximately $34 and $90 per barrel

ITEM 3. LEGAL PROCEEDINGS.

  Claim by Spouses of former Partners in KoZhaN

  In August, 2006 the Corporation was advised that spouses of four of the five former participants of KoZhaN (jointly referred to as “Plaintiffs”) had filed Statements of Claims against BSEK, the Almaty Department of Justice, Notary Kanadanova, and four (4) of the five (5) former participants of KoZhaN (jointly referred to as the “Defendants”) seeking to invalidate: (i) the 2003 SPA, and (ii) the re-registration of KoZhaN by BSEK.

  The former participants of KoZhaN are:

  Mukashev Bolat Raimkanovich, identification No. 000082879, issued by the Ministry of Internal Affairs of the Republic of Kazakhstan on 04.07.1996. , the Republic of Kazakhstan, the city of Almaty, residential area Orbita - 4, house No.2, apartment No.85. Mr Mukashev was a former employee of Big Sky Energy Kazakhstan, until 2006 when he was dismissed by the then incoming Chief Executive Officer; Kachapov Garifolla Sapayevich, identification No. 007319660, issued by the Ministry of Internal Affairs of the Republic of Kazakhstan on 16.02.1998. , the Republic of Kazakhstan, the city of Almaty, Shevchenko Street, house No.157, apartment No.93; Baikenov Kadyr Karkabatovich, identification No. 000056324, issued by the Ministry of Internal Affairs of the Republic of Kazakhstan on 19.07.1995. , the Republic of Kazakhstan, the city of Almaty, Kabanbai Batyr Street, house No.55, apartment No.89; Asanova Turgan Nurtaevna, passport No. 1947791, issued by the Ministry of Internal Affairs of the Republic of Kazakhstan on 12.05.1997. , the Republic of Kazakhstan, the city of Astana, Auezov Street, house No.41, apartment No.18; Faskhutdinov Ruslan Rakhimzhanovich, identification No. 007030213, issued by the Ministry of Internal Affairs of the Republic of Kazakhstan on 25.08.1997. ,the Republic of Kazakhstan, the city of Almaty, Radostovtca Street, house No.43, apartment No.7. Mr Faskhutdinov is a relative by marriage of Mr Mukashev and a former employee of Big Sky Energy Kazakhstan who was also dismissed in early 2006.

  The Plaintiffs alleged that they had not consented to the sale of the participatory interests under the 2003 SPA, and that their spousal consents were needed for a disposal of what they considered to be “marital property”. On September 13, 2006, the trial court issued a Resolution bringing KoZhaN into the proceedings as a non-party intervener on the part of Defendants. We engaged local legal representation who together with the Corporation’s Kazakh counsel, McLeod Dixon, advised as a matter of Kazakhstan law, consent of a spouse to a transaction relating to a disposal of the marital property entered by the other spouse, is presumed. In addition, no formal spousal consent was required for the 2003 SPA because the transaction did not trigger mandatory notarization or registration with state authorities.

  The first court hearing was held, as indicated above, on October 17, 2006. The Plaintiffs filed additional claims seeking to invalidate three powers of attorney of August 8, 2003 and August 9, 2003, under which three of the former participants of KoZhaN authorized Mr Bolat Mukashev, another former participant of KoZhaN, to execute the 2003 SPA on their behalf (the “Powers of Attorney”). In connection with the additional claims, the Plaintiffs requested the Court to bring into the proceedings, as a co-defendant, Ms. Batkalova who notarized the Powers of Attorney. Under the RK Civil Code a power of attorney is not a one-sided transaction, but a proxy. Hence, notarized consents of the Plaintiffs to the issuance of the Powers of Attorney of the three aforementioned former participants of KoZhaN were not required. On October 31, 2006, the Court held a meeting with attorneys for the Plaintiffs, BSEK and KoZhaN. According to our attorneys, the Court pointed out that while the Plaintiffs` claims appear to be baseless, it is obvious that the true intention of the Plaintiffs along with the co-defendants, was to challenge the commercial terms of the 2003 SPA due to the alleged non-performance by BSEK of its obligations thereunder. The Court suggested that the parties enter into a settlement agreement.

  On November 3, 2006, the attorney for BSEK submitted to the Court, a letter stating that BSEK`s management had repeatedly applied to the Plaintiffs for co-operation with achieving a settlement. However, not only had they refused to co-operate, they had insisted on drafting and signing an additional agreement to the 2003 SPA to amend its commercial terms. On November 6, 2006 attorneys for BSEK and KoZhaN had preliminary discussions with the Plaintiff’s attorney and some of the participants on a possible settlement of the lawsuit. A settlement agreement with the Plaintiffs was not reached. On November 7, 2006, BSEK submitted a motion for postponement of the court hearing to permit more time for entering into settlement negotiations. With no settlement before it, the trial court issued its brief decision on November 22, 2006, under which the Plaintiffs` claims were fully dismissed and their claims to thirty-six percent (36%) the BSEK’s participatory interest in the charter capital of KoZhaN were invalidated accordingly.

  On December 11, 2006, the Plaintiffs appealed the trial court decision of November 22, 2006 to the Civil Collegium of Almaty City Court (the “Appellate Court”) requesting a cancellation of this decision and that the case be sent back for new trial on the basis that the trial court wrongly applied material law and did not investigate all circumstances having substantial impact on the outcome of the case. The Appellate Court hearing was held on February 6, 2007. BSEK`s advocate filed a motion for postponement of the Court hearing due to non-appearance of all other co-defendants and KoZhaN`s advocate. However, the motion was declined. The Plaintiffs` advocate confirmed Plaintiff’s appellate claims. In turn, BSEK`s advocate objected to every point of the appellate claims. The Appellate Court issued a Resolution dated February 6, 2007 ruling to cancel the trial court decision of November 22, 2006 and remand the case for a new trial to the trial court. As a matter of Kazakhstan procedural law, a Resolution of an appellate court comes into force immediately and can be appealed to the supervisory court within one (1) year from the date of such Resolution.

  At this time, a decision was taken to retain the local Kazakhstani Law Firm of Grata to represent both BSEK and KoZhaN in these proceedings.

  On February 19, 2007, BSEK and KoZhaN appealed the Appellate Court Resolution of February 6, 2007 and the preliminary hearing for the BSEK appeal was scheduled on March 7, 2007 and the KoZhaN appeal for March 15, 2007. At the preliminary hearings, both appeals were rejected for substantial considerations by the supervisory panel of the Almaty City Court.

  Prior to a hearing originally scheduled for April 19, 2007 the defendants Messrs. Mukashev B.R., Faskhutdinov R.R., Kashapov G.S., Asanova T.N. and Baikenov K.K. filed with the court a letter of application requesting the court to try the court case in their absence and just to deliver them a decision. During the court hearing on April 19, 2007 BSEK and KoZhaN submitted their Objections to the Plaintiffs` Additional Claims re Protocol. The Plaintiffs` Advocate submitted the Statement of Claim from Mrs. Tulegenova (spouse of Mr. Baikenov, one of the sellers under the 2003 SPA and one of the former participants of KoZhaN) as a third party with independent claims, which was accepted by the judge. BSEK submitted a motion for postponement of this court hearing due to needing time to acquaint themselves with this Statement of Claim and to prepare responding Objections to it. The Plaintiffs` Advocate filed a letter of application asking the Court not to consider the Plaintiffs additional claims regarding invalidating the Powers of Attorney, (submitted by the Plaintiffs to the trial court in October 2006). BSEK also submitted a motion for postponement of this court hearing due to non-appearance of the Department of Justice, Mr. Mukashev B.R., Mr. Faskhutdinov R.R.; Mr. Kashapov G.S.; and Mrs. Asanova T.N. (the other defendants). The Court hearing was then postponed for April 25, 2006.

  On April 26, 2007, the District Court reached a new and entirely different decision in favour of the spouses (the "26 April Judgment"). It ordered that the 2003 SPA, the Minutes of the Extraordinary General Meeting of KoZhaN dated 11 August 2003 and the re-registration of KoZhaN dated 24 September 2003 at the Department of Justice for the City of Almaty all be invalidated and annulled.

  On July 6, 2007, the Appellate Court heard the various appeals then pending. The Plaintiffs’ withdrew their Private Appeal on Resolution of the trial court dated May 16, 2007, by which the Plaintiffs’ motion to seize BSEK’s and KoZhaN’s assets were declined. In respect to KoZhaN’s appeal of the 26 April Judgement, the Appellate Court declined the appeal and the decision of the trial court dated April 26, 2007 was upheld. BSEK immediately submitted to the General Prosecutor its motion with a request to suspend any execution of this adverse court decision.

  On July 27, 2007, the General Prosecutor issued its Resolution, by which the execution of the court decision dated April 26, 2007 was suspended until a full review of all court case materials was conducted.

  To further promote and enhance our actions in defending against these unsubstantiated attacks, the Corporation engaged the services of Prime Legal Services whose expertise lies in intergovernmental and legal dispute resolution and foreign company guidance within the cultural climate of the region.

  On September 25, 2007, we, by our wholly owned subsidiary, BSEK, delivered a Notice of Intention to File a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration as provided for under the terms of the 2003 SPA.

  We have retained the international firm of Herbert Smith LLP to represent us in the Arbitration proceeding.

  On October 8, 2007, we received a letter dated October 5, 2007 from the Office of the Chief of the Department of the Almaty City Prosecution Office, Counsellor of Justice Zh. M. Atanov, wherein he advised that his office was issuing a supervisory protest dated October 5, 2007 with a request to reverse the previous court decision and to dismiss in full the Plaintiffs’ claims, which was submitted to the Supervisory Board of the Almaty City Court.

  On October 26, 2007, the Supervisory Board of the Almaty City Court heard arguments related to the supervisory protest raised by the Office of the Chief of the Department of the Almaty City Prosecution Office, Counsellor of Justice Zh. M. Atanov. The Supervisory Board sat for five (5) minutes prior to dismissing the General Prosecutor’s supervisory protest. On October 28, 2007, the General Prosecutor issued a new protest and stopped all actions on the case for a further three (3) month period.

  On October 28, 2007, subsequent to a letter from Big Sky Energy Kazakhstan Ltd. being delivered to the Office of the President of the Republic of Kazakhstan, a resolution from the Office of the President was issued and delivered to the the General Prosecutor wherein he was instructed to “investigate this problem and protect the investors”. The General Prosecutor then issued a new protest and stopped all actions on the case for a further 3 month period.

  On October 30, 2007, the Supervisory Board of the Almaty City Court heard arguments related to the supervisory protest raised by the Office of the Chief of the Department of the Almaty City Prosecution Office, Counsellor of Justice Zh. M. Atanov. The Supervisory Board sat for five minutes prior to dismissing such supervisory protest.

  On November 1, 2007, the General Prosecutor of the Republic of Kazakhstan issued a Decree on Suspension of Court Decision Execution and sent a copy of such Decree to Big Sky Energy Kazakhstan Ltd. on November 2, 2007. Such Decree, like the Supervisory Protest issued by the Almaty City Prosecutor’s Office on July 27, 2007, is a stay of execution of the prior trial court’s decision in this matter for a period of three (3) months.

  On or about January 14, 2008, the Corporation received a Resolution of the Chief of the 1st Department of the General Prosecutor’s Office of Kazakhstan, senior advisor of justice Mr. Kravchenko A.N., wherein it was advised that the Prosecutors Office had determined there were elements of crime under item B part 3 of Article 177 of the RK Criminal Code in the indicated actions of the former participants of KoZhaN and their spouses in seeking to invalidate the 2003 Sale Purchase Agrement and that as per Articles 177, 186 and 189 of the RK Criminal Procedure Code, and Articles 20, 29 of the RK Law, the Prosecutor’s Office had decided to:

1.	To open a criminal case of fraud under item B part 3 of Article 177 of the RK Criminal Code.

2.	To send this criminal case to the Committee of National Security of Kazakhstan for conduct of preliminary investigation.

3.	To notify all concerned parties about this decision.

  On February 8, 2008, the Corporation received the written decision of the Supervisory Collegium of the Supreme Court subsequent to its hearing held on January 30, 2008. The hearing concerned the Protest of the General Prosecutor in respect of the claim filed by Faskhutdinova R.G., Faskhutdinov R.Y.A, Faizullayeva ZH., Seidagaliev SH., Tulegenova B., Mukashev, B.R., Kachapov T., Asanova T., Baikenov U., against Big Sky Energy Kazakhstan Ltd.; Department of Justice in the City of Almaty, Notary Kanadanova, to invalidate the agreement for purchase and sale of the interests in KoZhaN LLP, the Extraordinary Meeting of the LLP and other relief, under Article 398 of the Code of Civil Procedure.

  This decision is particularly of concern to the Corporation in that it was taken by the court, notwithstanding the fact that Mr. Seidagaliyev and Mrs. Tulegenova jointly with their respective spouses renounced in full their claims. Mr. Seidagaliyev and Mrs. Tulegenova along with their spouses, Mrs. Asanova and Mr. Baikenov, respectively stated in the aforesaid joint statements that generally they were aware of the 2003 SPA and had no objections as to such transaction;

  therefore they issued powers of attorney in the name of Mr. Mukashev authorizing him to sign on their behalves the 2003 SPA.

  The Corporation is intending to appeal this Resolution via the General Prosecutor to the Plenum of the RK Supreme Court.

  On September 25, 2007, the Corporation, by its wholly owned subsidiary, Big Sky Energy Kazakhstan Ltd., commenced arbitration proceedings by filing a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration, as provided for under the terms of the 2003 SPA, against the following parties to the 2003 SPA:

Mukashev Bolat Raimkanovich, Kachapov Garifolla Sapayevich, Baikenov Kadyr Karkabatovich, Asanova Turgan Nurtaevna, Faskhutdinov Ruslan Rakhimzhanovich.

  The Corporation has retained the international firm of Herbert Smith LLP to represent them in the Arbitration proceeding which are expected to take place prior to the end of the second quarter of 2008.

  Proceedings Against MEMR

  On January 30, 2006, VEW and BSEA commenced proceedings in the Astana Specialised Inter-District Economic Court against MEMR contending that its transfer of VEW’s subsoil rights to the Atyrau Block to Ligostrade was illegal. As a result, on March 13, 2006, the court issued a ruling that invalidated such transfer.

  On March 15, 2006, this ruling was appealed by MEMR and Ligostrade, and on April 4, 2006 the Astana City Court issued a new decision cancelling the Specialised Inter-District Economic Court’s decision. While a further level of appeal to the Supervision Collegium of the Astana City Court was available to the Corporation, the Board of Directors, upon receipt of counsel from both legal and in-country advisors, took the considered decision that it was counter to the best interests of the Corporation to continue with this matter.

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
STOCKHOLDER MATTERS.

  During the first two quarters of 2006 our common stock, par value $0.001 per share, was traded and quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board (“NASD-OTC-BB”), under the symbol "BSKO". As of June 17, 2006, the Corporation’s shares were no longer eligible for quotation on the OTC/BB due to failure to file its regulatory reports. The Corporation’s common stock then commenced trading on the Pink Sheets, under the symbol, BSKO.PK for which limited historical share price information is available. The following information was obtained from http://finance.yahoo.com:

	High	Low
2006:
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

  As of March 21, 2008 we had 141 shareholders of record and 166,432,498 shares of common stock, par value $0.001 per share, issued and outstanding.

  EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2006:

	Number of	Weighted
	securities to be	average exercise	Number of securities
	issued upon	price of	remaining available
Plan Category	exercise of	outstanding	for future issuance
	outstanding	options,	under equity
compensation plans
	options, warrants	warrants and	(1)(2)
	and rights	rights
Big Sky Energy
Corporation Stock	17,560,000	$0.77	15,480,885
Award Plan (2)

(1)	Excluding securities reflected under “Number of securities to be issued upon exercise of outstanding options, warrants and rights”.

(2)	Approved by our shareholders on December 3, 2004 to a maximum of 15,000,000 and further amended on March 1, 2006 to a maximum of no greater than 20% of the issued and outstanding shares as of the date of grant.

  In July 2006, the board of directors approved the re-pricing of all outstanding options with an exercise price greater than $1.00 issued under the Corporation’s stock option plan to employees, consultants and others, but excluding directors, to $1.00 per share. All other terms remained unchanged.

  RECENT SALES OF UNREGISTERED SECURITIES

  Issuances Pursuant to Regulation S

  In January 2006, the Corporation issued 635,000 shares of common stock for proceeds of $635,000 to the following investors, who had originally subscribed for Special Warrants in the August 2005 offering and which were cancelled prior to exercise:

  Perfco Investments Ltd.

2035718 Ontario Inc. Lawrence Venture Fund

  On or about March 10, 2006, the Corporation issued 15,000,000 shares of common stock in connection with KoZhaN’s Agreement with ABT Ltd. a Kazakhstan company ("ABT"), pursuant to which ABT agreed to relinquish any and all claims in respect of a contractual right to a 45% interest in the Exploration and Production Contract for the Morskoye Block. Under this Agreement, the Corporation agreed to pay ABT 1,520,218,282 Kazakhstan Tenge, which is approximately equivalent to $11,600,000 USD. As a result of this acquisition, KoZhaN LLP owns 100% interest in the Morskoye Field.

  In January and June 2006, the Corporation issued 26,555 shares of common stock to its Corporate Secretary, in exchange for services rendered valued at $50,314.

  In May 2006 the Corporation issued 60,000 shares with a value of $89,340 to two individuals for investment banking and solicitation services.

  From August through November 2006, the Corporation issued a total of Five Million Fifty Thousand (5,050,000) shares to satisfy certain registration rights penalties (see our financial statements foot note 16). This issuance was calculated at approximately 18.5% for all investors irrespective of the terms of the penalty provisions contained in their respective subscription agreements. In January 2007 the Corporation issued an additional 1,228,075 shares of its common stock in satisfaction of registration rights penalties noted above.

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

  Issuances Pursuant to Regulation D

  The following described issuances were conducted pursuant to Regulation D promulgated by the Commission under the Securities Act of 1933 (“Regulation D”);

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

  REPURCHASE OF EQUITY SECURITIES

  We have no plans, programs or arrangements in regards to repurchases of our common stock.

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

  The following summary financial data should be read in conjunction with the remainder of "Management's Discussion and Analysis or Plan of Operation" and the consolidated financial statements and notes to such consolidated financial statements included in this report. The summary historical financial data as at December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005 has been derived from our audited consolidated financial statements.

  Since all of our oil and gas interests are currently held in the Republic of Kazakhstan, in which there is no private ownership of oil and gas properties, good title to our interests is dependent on the validity and enforceability of the governmental licenses and contractual arrangements that we enter into with government entities, either directly or indirectly. We believe that we have satisfactory title to such interests in accordance with standards generally accepted in the crude oil and natural gas industry in the areas in which we operate. Our interests in properties are subject to royalty interests, liens for current taxes and other burdens, none of which we believe materially interferes with the use of, or affects the value of, such interests. However, there is no assurance that our title to its interests will be enforceable in all circumstances due to the uncertain nature and predictability of the legal systems in some of the countries in which we operate. Within the Republic of Kazakhstan, there is still a significant risk of overt actions by local Kazakh individuals and groups attempting to seize or otherwise convert foreign operated assets and licences for their own gain. While the Government of the Republic of Kazakhstan and its President have publicly condemned such practices and set up governmental bodies to combat fraudulent transfers and corporate raiding, this activity continues. Our wholly owned subsidiary, VEW, was subjected to a fraudulent transfer of its Atyrau licences by a former senior employee and despite our best efforts through the court system, this fraudulent transfer was upheld. In addition, after a series of disruptive and expensive “investigations” by the MEMR, occassioned by parties desiring to obtain the Liman-2 licence for themselves, the Corporation ceased to object to the revocation of this licence after satisfying itself that the retention and exploitation of this licence would not return the expenditure required to defend it.

  Currently, our wholly owned subsidiary, KoZhaN, is defending its licences against an attempt to convert its licences (See “Item 4 – Legal Proceedings”).

SUMMARY FINANCIAL DATA

Statement of Operations Data:

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2006	DECEMBER 31, 2005
Loss from continuing operations	($103,529,832)	($44,663,778)
Net loss	($103,529,832)	($44,663,778)
Basic loss per share	($0.66)	($0.43)
Basic weighted average	156,499,590	104,194,520

Balance Sheet Data:

	December 31, 2006	December 31, 2005

Cash and cash equivalents	$1,833,679	$12,042,965
Working capital (deficiency)	($10,234,675)	$2,883,528
Total assets	$14,768,227	$50,443,800
Total stockholders’ equity	($13,865,919)	$21,839,927

  Convertible Debenture

  On June 30, 2006, the Corporation closed on an unsecured $15 million Convertible Note Purchase Agreement (“Convertible Note”) due June 30, 2008. The Convertible Note bears interest at 6% per annum and has an initial conversion rate of $1.22 per share. The Corporation may prepay the note at any time after giving the Noteholders 30 days written notice after 1 year from issuance and the Corporation’s common stock has traded in excess of 125% of the conversion price for a period of 20 consecutive trading days.

  Westwind Partners (UK) Limited acted as sole agent to the Corporation in connection with the private placement of the Convertible Notes. Neither the Note nor the shares of common stock that may be issued upon conversion of the Note have been registered under the United States Securities Act of 1933 (the "Act"), or the securities laws of any jurisdiction.

  The Noteholders are restricted from converting the notes except in the event that the Corporation elects to redeem the note as described above, the Corporation notifies the Noteholders of a change of control event as defined in the Convertible Note

  On the closing date of the Convertible Note, the Corporation’s common stock closed at $1.25 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” the Corporation recorded a beneficial conversion discount in the amount of $368,853. The discount is being amortized to interest expense over the life of the Convertible Note at its effective interest rate of 7.06% .

  The Corporation also granted registration rights to the Convertible Note Holders for the shares underlying the conversion feature and agreed to a penalty provision, in which if the Corporation failed to become current with its filings with the Securities and Exchange Commission, or failed to register the convertible shares in either the London AIM market or the Toronto Stock Exchange before March 31, 2007, the Convertible Noteholders would to receive a warrant to purchase 12,295,082 shares of the Corporation’s common stock, with a term of 2 years from issuance at an exercise price of $1.22 per share, subject to reset (see below). In accordance with the requirements of FSP EITF 00-19-2 the Corporation determined that it was likely as of December 31, 2006 that it would fail to meet the registration requirements of the Convertible Notes and has recorded a penalty payable in the amount of $768,499 based on a Black-Scholes valuation of $0.0625 per warrant share using a closing stock price of $0.36 per share, a 0% dividend yield, a risk free interest rate of 4.58%, a volatility of 84.5% and a term of 2 years.

  On April 16, 2007, the Corporation issued a warrant for Twelve Million, Two Hundred and Ninety-Five Thousand, Nine Hundred and Eighty-Two (12,295,982) shares of common stock at an exercise price of $1.22 per share expiring as of April 16, 2009.

  The conversion price of the Convertible Note is subject to adjustment in the event that the Corporation issues common stock or instruments convertible to common stock of the Corporation at a price below the conversion price of the Convertible Note. Exercise of instruments issued prior to the Convertible Note, options issued pursuant to both the 2000 Stock Award Plan and the Big Sky Stock Award Plan and any shares issued in a merger, acquisition or reorganization in which the Corporation is the surviving entity are excluded from the reset provision.

  As of March, 2008, management had commenced discussions with the Noteholder with a view to reaching an agreement in respect to payment of this Note which falls due June, 2008.

  RESULTS OF OPERATIONS

  We are a junior oil and natural gas exploration company whose current operations are located primarily in the Republic of Kazakhstan, once part of the former Soviet Union. The focus of our operations are the acquisition, exploration, development, production and marketing of crude oil and, where volumes permit, natural gas. During 2006 and on to date of filing, we have concentrated on the development and production of the oil and gas properties belonging to our wholly owned subsidiaries, KoZhaN and VEW. We have incurred net losses since inception , and there can be no assurance that operating income and net earnings will be achieved in future periods.

Revenues

  For 2006, the Corporation earned $8,547,584 (2005 $525,518) in revenues, net of royalties. This increase in revenues directly results from our continuing production from the Morskoye A pool plus limited production from the producing Karatal wells during the first half of 2006, before the Karatal wells were shut-in awaiting the decision by the MEMR to put those wells on a long-term pilot production program, which approval was granted in late November 2006. During 2006, our production was sold to the Kazakhstan domestic market as required under the Hydrocarbon contracts.

  Expenses

  General and Administrative

  In 2006, the Corporation incurred general and administrative expenses of $37,009,504 – (2005, $17,252,551). The following table provides a breakdown of the general and administrative expenses by category.

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2006	DECEMBER 31, 2005

Office Costs(1)	$31,689,603	$12,748,376
Advertising Costs	1,768,350	2,102,641
Professional Services	3,450,942	2,357,366
Investor Relations	100,609	44,168
TOTAL	$37,009,504	$17,252,551

  (1) $16,349,744 ($3,130,735 for 2005) of this figure represents stock based compensation. In 2006 we transitioned to the new fair value accounting required under FAS 123 (revised) “Stock Based Compensation”. Under FAS 123 (revised) we use a Black Scholes model to estimate the grant date fair value of options issued to employees. Prior to 2005 we valued options under the exception to the old FAS 123, APB 25, which allowed us to value options based on their intrinsic value (closing market price less the exercise price of the option) on the date of grant. Under fair value, an option will have value even if the market price is less than the exercise price on the date of grant.

  Office costs include the costs of executive management, administrative consultants, rent, insurance, travel and accomodation and general offices costs associated with both maintaining our business offices in Calgary, Canada and Kazakhstan (Almaty and Atyrau) and a corporate presence in London.

  Our office costs increased by approximately $6 million in Kazakhstan in 2006 over 2005 in that we hired additional personnel and engaged additional consultants in conjunction with our increased exploration activities in 2006.

  Advertising and promotion costs consist of print newspaper and magazine layouts featuring the benefits of doing business in Kazakhstan that we paid for as part of an early campaign to try to foster goodwill towards the Corporation within Kazakhstan. We ceased all advertising and promotion efforts after the first quarter of 2006 and do not expect to incur additional costs in the future.

  Geological and Geophysical

  Costs incurred to develop 2-D and 3-D seismic data and its interpretation and analysis of the acreage covering our production sharing contracts were $2,722,358 ($6,339,377 for 2005). The decrease in costs of $3,617,019 was primarily attributable to our conducting most of the 2-D and 3-D mapping in 2005 with more of an emphasis on interpretation in 2006.

  Depreciation, Depletion and Amortization

  Depreciation and amortization increased to $7,958,712 in 2006 ($117,473 in 2005). The increase was primarily the result of depletion of our proved reserves from oil production, which amounted to $7,716,822 ($15.40 per barrel) in 2006 versus $0 in 2005. As we did not have proved reserves in 2005, we did not record any depletion. Because of the impairment charges taken in 2006 the average depletion per barrel is expected to decline significantly in 2007.

  Impairment

  Total impairment cost in 2006 was $50,267,353 (2005 $9,537,245). The increase in impairment costs of $40,730,108 was primarily the result of an impairment of $46,285,000 in the first quarter of 2006 based on developing our estimate of the value of the proved reserves within the Morskoye field. Under successful efforts accounting, every reporting quarter, we compare the un-discounted cash flows expected from production of oil and gas over the contract life in effect at that time versus the recorded value of oil and gas assets. If the value of the assets is in excess of the un-discounted cash flows, successful efforts requires that the value of the oil and gas assets be impaired to the value of the discounted cash flows of the producing reserves using the Corporations weighted average cost of capital. In 2005, the primary impairment occurred from the loss of our licenses on the Atyrau field, which resulted in our recording an impairment charge of $7,844,088, which impaired 100% of the oil and gas assets held by VEW. We recorded dry hole impairments of $3,982,353 in 2006 versus $1,693,157 in 2005.

  Provision for Loss Contingency

  An amount of $5,175,000 has been recorded as a contingency against the outcome of the current legal issues relating to the Corporation’s subsidiary, KoZhaN. The Corporation takes the view that all legal claims being made by the spouses of the former participants of KoZhaN, as disclosed herein (See “Item 4 – Legal Proceedings - Claims by former participants in KoZhaN”) are off no merit and is seeking to continue to appeal the decisions of the local courts through the highest court in Kazakhstan as well as actively co-operating with the Kazakh judicial authorities in their ongoing criminal investigation. The Corporation is cognisant that the outcome of these legal issues is not wholly and solely predicated by the laws currently in force in the Republic of Kazakhstan and therefore this Loss Contingency is appropriate. If the Corporation does not successfully defend its interests, it could lose up to 90% of the ownership in its subsidiary, which holds 100% of its currently revenue producing oil and natural gas assets.

  Foreign Exchange Loss

  The financial statements of the Corporation’s two subsidiaries have been translated into US Dollars from Kazakhstan Tenge. The subsidiaries maintain their accounting records in Tenge. A majority of KoZhaN’s and VEW’s capitalized costs, expenses, liabilities, loans and cash flows are denominated in US Dollars. Accordingly, KoZhaN and VEW have determined that the US

  Dollar is the functional currency. KoZhaN’s and VEW’s long-lived assets and equity are translated using historic exchange rates. Gains and losses arising from these translations are reported in the consolidated statement of operations as foreign exchange loss. The Corporation maintained offices and foreign denominated bank accounts (where possible) in Kazakhstan, Canada and China (closed early 2006) and incurred foreign exchange losses in meeting its operating expenses in local currencies relative to the US dollar. In 2006, foreign exchange losses were ($516,949) (2005 - $392,167) which resulted from changes in the exchange rates between US dollars and the currencies noted above. The Kazakhstan Tenge is not a fully convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities into US Dollars for the purpose of these financial statements does not indicate that the Corporation could realize or settle in US Dollars the reported values of the assets and liabilities.

  Registration Rights Penalty

  In November 2004 and February 2005, the Corporation conducted two separate private placements and sold 5,800,000 shares and 27,250,000 shares of its common stock, respectively. The investors participating in these private placements were granted penalty provisions within the terms of their Subscription Agreements, all of which penalties were to be triggered if the Corporation failed to file a Registration Statement within the period as set forth in such Subscription Agreements and registered such shares of common stock on behalf of the investors for resale.

  Although the Corporation did file such registration statements within the time frame allowed, subsequently it was not able to bring such registration statements effective as of the required date. Therefore, the Corporation committed to issue penalty shares to such participants who remained beneficial holders of the common shares as per the terms of the various subscription agreements. This amounted to a total of 6,610,000 shares of common stock, valued at $1.73 per share, based on the closing market price for the Corporation’s stock on December 31, 2005, and represented an aggregate liability of $11,435,300 as of that date. In 2006 the Corporation revalued those liabilities after the annual general meeting of shareholders on March 1, 2006 at $1.95 per share which resulted in our recording additional costs in 2006 of $1,493,200 during 2006 due to the increase in the price of our common stock at the time when the penalty shares were issued.

  In December 2005 the Company conducted an additional private placement in which penalty provisions much the same as the earlier private placements. At March 31, 2006 the Corporation determined it had failed those provisions and was required to issue an additional 1,161,575 shares at the closing market price of $2.00 per share. This resulted in the Corporation incurring additional penalty costs of $2,323,150 during 2006.

  Included in the $15 million Convertible Note Agreement we signed in June 2006 was a provision that required us to register the underlying common stock of the Convertible Notes on or before March 31, 2007. We determined as of December 31, 2006 that we would fail to meet that requirement and were required under the terms of the note agreement to issue a warrant to acquire 12,295,892 shares of our common stock at an exercise price of $1.22 per share as a penalty . We valued the warrant at $768,499 and included that cost in registration rights penalty expense during 2006.

  Since we did not engage in any capital raising activities in 2007 we do not expect penalty costs to continue in 2007

  Income Taxes

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

  In January 2008, the taxing authorities in Almaty, Kazakhstan completed a comprehensive review of our Kozhan subsidiary tax filings for 2005, 2006 and 2007 covering income taxes, value added taxes and property taxes filed for those years. The audit resulted in our recording additional income taxes of $808,450 for 2006. Allowable deductions for income tax purposes are governed by the provisions of the production sharing contracts. In these periods, the taxing authorities disputed a number of the deductions we had taken during those years, which when reversed, resulted in our having taxable income instead of losses in Kazakhstan. In 2007, upon entering the full field development plan, we are able to deduct more expenses against our oil revenues.

  We were also assessed penalties of approximately $319,000 which have been included in general and administrative expenses. We are currently appealing those penalties.

  Losses

  The Corporation has incurred significant losses in prior years and in 2006 while developing the Oil and Natural Gas properties. In 2006, the Net Loss was $103,529,832 (2005 – ($44,663,778). This net loss reflects both the impairment and the penalty shares costs disclosed above.

  During 2006, the Corporation had a net loss of approximately $103.5 million on revenues of approximately $8,5 million. As a result, the Corporation's accumulated deficit increased from approximately $74.8 million as at December 31, 2005, to approximately $178 million as at December 31, 2006. The Corporation's net loss of approximately $103.5 million includes an impairment writedown of its Kozhan oil and gas properties in the amount of $46.3 million as a result of impairment tests performed based on the results of reserve estimates in the first quarter 2006, additional impairments from unsuccessful exploration activities of approx $3.9 million, equity based compensation of approximately $16.3 million and costs in the amount of $4.6 million for the issuance of shares of common stock and warrants to subscribe to common stock as a penalty for the Corporation's inability to meet certain registration rights that it had granted to investors that participated in the Corporation's private placements conducted in September/October 2004, February/March 2005, August 2005 and December 2005 (see our financial statements foot note 16). During 2006, the Corporation utilized cash for operating activities of approximately $1.27 million per month, averaged over the fiscal year.

  CAPITAL EXPENDITURES AND INVESTMENTS

  Material Commitments for Capital Expenditures

  As a result of the acquisition of KoZhaN we have acquired significant commitments for future capital expenditure. The majority or these commitments are not required to be settled until we have fully completed all the requirements for inclusion of an asset in the Production Phase, at which time we expect to have sufficient cash flows from production to meet these commitments and will rely primarily on production cash-flows to meet future capital expenditures. If the future cash flows from production are insufficient to meet these commitments, we will likely have to rely on additional equity financing.

  Certain commitments relating to KoZhaN require capital expenditure prior to the production phase. These include investment commitments of $16.4 million. We anticipate we will be able to meet these capital costs through a number of financing alternatives. The investment commitment of $16.4 million is required to be spent in the Republic of Kazakhstan during the exploration phase, which may last until approximately 2009. We plan to finance this commitment through a combination of the sale of exploration related production and future equity financing. The government’s objective in setting minimum work commitments is to ensure certain types of exploratory work is carried out by the license holder, including drilling new wells and seismic activity. The government will measure the degree to which the Corporation has met its commitments in terms of work completed. The government estimates the work commitment in terms of expected spending amounts. The government measures the performance of the Corporation towards meeting its work commitment by evaluating the actual work performed in comparison with the agreed requirements. Actual spending is not a performance measure.

  Commercial discovery bonuses will be equal to 0.1% of the value of proved reserves found, as defined by the MEMR which should not be associated with the Commission definition of “proved reserves”. We accrued for approximately $473,000 for the commercial reserve discovery bonus for the Morskoye field in 2006. We anticipate that any commercial discovery bonus will be financed out of our current oil production.

  For 2008, KoZhaN work commitments are defined as follows:

  Morskoye:

  Work Program for 2007 was accepted by Zapkaznedra on December 20, 2006 (Letter #91/2007). Total financial liabilities for 2007 amounted to $5,276,200, where Seismic work amounted to $455,100 (Including Seismic processing and Interpretation) and 2 wells drilling amounted to $3,400, 000.

  2008 work commitments are determined under the Full Field Development Plan. The Corporation has budgeted approximately $16.3 million in 2008 for drilling and other operations.

  Dauletaly:

  Work Program for 2007 was accepted by Zapkaznedra at December 20, 2006 (#93/2007). Total financial liabilities for 2007 amounted to $3,605,400, where Seismic work amounted to $27,300 (Seismic/gravimetric data re-interpretation) and 3 wells drilling amounted to $2,775,000.

  Work Program for 2008 were accepted by Zapkaznedra at December 11, 2007 (#92/2008). Total financial liabilities for 2008 amounted to $991,200, with no seismic and drilling planned.

  Karatal:

  Work Program for 2007 was accepted by Zapkaznedra at December 20, 2006 (#92/2007). Total financial liabilities for 2007 amounted to $1,931,300, where 2 wells drilling amounted to $1,200,000. No seismic work was planned at Karatal block in 2007.

  Work Program for 2008 were accepted by Zapkaznedra at December 11, 2007 (#93/2008). Total financial liabilities for 2008 amounted to $1,476,300, with no seismic and drilling planned.

  The KoZhaN work commitments are measured by actual work undertaken and completed. The cost to complete the work can be lower, or higher, than the estimated cost. Actual cost is not the determining factor in meeting work commitment obligations.

  LIQUIDITY AND CAPITAL RESOURCES

  During 2006, the Corporation utilized cash for management and corporate administrative activities of approximately $1.27 million per month.

  In 2007 and through March 21, 2008, the Corporation has utilized approximately $1.1 million per month, which it has funded from revenues from current production. The Corporation anticipates that it will meet its ongoing overhead costs throughout 2008 from its revenues.

  As of the date of this filing, current cash resources are not anticipated to be sufficient to fund the acquisition of producing properties or additional licenses or the repayment in June 2008 of the $15 million Convertible Notes. It will be necessary to consider seeking additional private equity or debt financing for these purposes. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation’s objective, or result in commercial success. The Corporation cannot assure you that it will be able to obtain sufficient capital to satisfy all of its obligations or that its operating subsidiaries will be commercially successful.

  As of December 31, 2006, the Corporation had outstanding current liabilities of approximately 13 million. During 2007 and into early 2008, management has and is addressing the satisfaction of these liabilities in several ways:

    engaging with tax and other authorities to negotiate and agree settlement figures and making good faith payments funded from production income;
    negotiating the inclusion of existing accounts payable into new contracts with suppliers, wherein such payment obligations will be rolled into the new contract payments and spread out over the term of the new contract and thus able to be paid off from production income ongoing negotiation with other suppliers in an attempt to reach settlement ongoing disputation of such accounts payable

  In the future, should we be unsuccessful in defending our ownership interest in KoZhaN, we could lose up to 90% ownership in our sole subsidiary that has revenue producing operations. If this were to happen, we would have no cash to cover our operating expenses and would need to raise funds from additional debt and equity financing. However, should the loss of 90% of KoZhan have occurred, the terms under which we could expect to raise such funds would no doubt likely result in very substantial dilution to current shareholders. In the event we would be unable to raise additional funding, we would be forced to substantially reduce our expenditures and to curtail any operations and in the worst case, cease any such operations altogether.

  The ability of the Corporation to continue operations will depend on its ability to finance, acquire, explore for and produce oil and natural gas on a profitable basis. We are, however, restricted in our ability to raise additional funding under our $15 million Convertible Note Agreement. That agreement does not allow us to incur secured indebtedness and restricts us from borrowing more than $10 million in unsecured financing unless we receive written permission from the Note Holders. In addition, should we raise equity such that it causes a change of control event, as defined in the Convertible Note Agreement, we are required to immediately pre-pay the Convertible Note Agreement.

  As of December 31, 2006, we had cash and cash equivalents of $1,833,679 that were included in the working capital deficiency of ($10,234,675) This compared to working capital of $2,883,528 at December 31, 2005.

  During 2006, the Corporation used share issuances to pay for certain services, acquire certain interests and contribute to the Corporation’s liquidity. Such issuances are listed below, along with the amount ascribed by the Corporation for each issuance.

Date	Number of Common Shares (Source)	Ascribed
		Value

01/06	26,555 shares of common stock to its Corporate Secretary, in exchange	$50,340
	for services rendered

01/06	635,000 shares of common stock to investors who had originally	$635,000
	subscribed for special warrants in the August 2005 offering

01/06	215,000 shares of common stock for proceeds of $215,000 to Passport	$215,000
	Master Fund LP which had originally subscribed for Subscription
	Receipts in the August 2005 offering and which expired prior to
	completion

3/06	15,000,000 shares of common stock in connection with KoZhaN’s	$34,050,000
	Agreement with ABT Ltd. a Kazakhstan company ("ABT"), pursuant to
	which ABT agreed to relinquish any and all claims in respect of a
	contractual right to a 45% interest in the Exploration and Production
	Contract for the Morskoye Block.

3/06	200,000 common shares for stock option exercise	$100,000

5/06	60,000 common shares as compensation for services	$89,400

5/06	250,000 common shares upon exercise of options	$12,500

7/06	600,000 common shares upon exercise of options	$30,000

  On a consolidated basis, our minimum cash requirement for maintenance of operations, without conducting a drilling program or acquisitions of other potential fields, is estimated at approximately $1.1 million per month in 2007. We anticipate that we will be required to raise additional capital to fund future exploration and development programs or farm out some of our interest in various higher risk/cost projects to third parties. Such farm-outs would be intended to cover up to 100% of project costs in return for a percentage interest in the project.

  Cash Requirements

  The following aggregated information about our undiscounted contractual obligations and other commitments aim to provide insight into our short and long-term liquidity and capital resource needs and demands as at December 31, 2006.

		Exploration Phase
Time period	Total	Within 1 year	1 - 3 years	3 - 5 years
Estimated dates		2007	2008-010	2011-2013
Convertible Notes	16,350,000	900,000	15,450,000

Operating leases for
office space	$81,800	$39,600	$42,200	$Nil

Social sphere
development
liability (Astana and
Atyrau)	625,000	398,000	227,000	Nil

Investment
commitment
(Including
investment in local
personnel)	31,126,543	9,799,600	20,465,388	1,165,555

Asset retirement
obligations	740,000	Nil	740,000
Total	$48,923,343	$11,137,200	$36,924,588	$1,165,555

  * As disclosed in Note 25 to the consolidated financial statements, we are obliged to spend $14,000,000 during the exploration phase, which is expected to end in 2009. As we are entitled to make these payments at any point over the exploration period, the timing of payments presented in the table reflects management’s estimate as to when these expenditures will be incurred by us.

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

  Reserves

  This report on Form 10-KSB contains estimates of our proved oil and gas reserves. These estimates are based upon various assumptions, including assumptions required by the Commission relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir.

  Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will vary from those estimated. Any significant variance could materially affect the estimated quantities and the value of our reserves. Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploitation and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

  Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of these oil and gas reserves and the costs associated with development of these reserves in accordance with Commission regulations, we cannot assure you that the estimated costs or estimated reserves are accurate, that development will occur as scheduled or that the actual results will be as estimated.

  For 2006, our proved oil and gas reserves in the Republic of Kazakhstan were estimated by our external reservoir engineers, Sproule International Limited, of Calgary, Alberta, Canada (“Sproule”). No prior year reserve reports or estimations were commissioned.

  Our internal geophysicists, geologist and reservoir engineers or those of the operator evaluate all technical data available on each field including production data, wells logs, pressure data, petrophysical analysis, fluid properties, seismic data, mapping based on seismic interpretations and well control along with offset well data to estimate the reserves in place in the reservoir and ultimately estimate the quantity of proved oil and gas reserves attributable to a specific property. We provide our analysis to Sproule for their estimates. Sproule then perform their own analysis of the same raw data including analysis of all production data, pressure data, well logs, petrophysical analysis, fluid analysis, seismic data and mapping based on that seismic data to determine their own reserves in place and ultimately estimate the quantity of proved oil and gas reserves attributable to a specific property. These estimates of proved reserves by Sproule are based upon the the Commission definitions of proved reserves and involves the estimation of the proved reserves based on extrapolations of well information such as flow performance and reservoir pressure as well as other technical information available to them.

  As of December 31, 2006, we had proved remaining reserves of 1,299 thousand barrels (“Mbbls”) of crude oil. During 2007, we engaged Sproule to provide an updated reserve estimate, which resulted in an upward revision of our remaining proved reserves to 2,024 Mbbl as of August 31, 2007. These upward revisions were the result of well performance better than originally expected and because of the approval of the full field development plan on July 13, 2007, by the Central Committee for Development of the MEMR. Proved developed reserves comprise 100 percent of total proved reserves. Our estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2006 and changes in proved reserves during that period and as of August 31, 2007 are contained in the Supplemental Information under Item 8 of this Form 10-KSB. Because of the time frames involved our 2006 financial statements were prepared using only the December 31, 2006 reserve report which estimates do not include the update information contained in the August 2007 reserve report mentioned above.

  Undeveloped Acreage

  The following table sets forth certain information regarding our developed and undeveloped acreage as of December 31, 2006 in the areas indicated.

	Developed		Undeveloped

	Gross	Net	Gross	Net

Morskoye Licence area (acres)	241	241	18,193	18,193

  The Morskoye license moved from its Exploration phase into the development stage of the

  Production phase when its Full Field Development Plan was accepted by the MEMR Central Development Committee for Oil and Gas Fields on July 13, 2007. As of December 31, 2006, 543.6 Mbbl of oil had been produced from the Morskoye field. Reserve data for this license in disclosed where appropriate in this filing. The Corporation commenced exporting production from this license pursuant to an Export Licence granted January 12, 2007. The figures presented in this disclosure do not reflect export prices as we are constrained to only value the production as of the pricing obtained during the 2006 fiscal year.

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

  OFF-BALANCE SHEET ARRANGEMENTS

  At December 31, 2006, we did not have any off-balance sheet arrangements.

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

  As of December 31, 2006 – the impairment of Oil and Natural Gas Properties amounted to $50,267,353.

  Revenue Recognition

  Oil and gas revenues are recognized when the products are delivered to the purchaser’s facilities and collectability is reasonably assured

ITEM 7. FINANCIAL STATEMENTS.

  The information required by this item is included in pages F-1 through F-42 attached hereto. The index to the consolidated financial statements can be found on page 43.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

  During the fiscal year ended December 31, 2006, and during the subsequent interim periods there were no reportable events as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-B promulgated by the Securities and Exchange Commission ("Regulation S-B") that have not been reported as required under the applicable regulations.

  ITEM 8A. CONTROLS AND PROCEDURES.

       An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). During the fiscal period ending December 31, 2006, our Chief Financial Officer was Mr Bruce H. Gaston. Mr Gaston ceased to be Chief Financial Officer in the first quarter of 2007, and the Corporation has failed to appoint and retain a replacement, as of the date of this filing. The Executive Chairman of the Board of Directors, Mr Matthew J Heysel, P.Eng, has assumed the responsibilities of Principal Accounting Officer supported by inhouse and external professional accountancy consultants.

       Based upon that evaluation, our CEO and Principal Accounting Officer concluded that our disclosure controls and procedures are not effective to ensure that (i) information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms and (ii) that such information is accumulated and communicated to our management, including our CEO and Principal Accounting Officer in order to allow timely decisions regarding required disclosure. As part of this evaluation, our CEO and Principal Accounting Officer considered letters dated from L J Soldinger Associates LLC, our independent registered accountants, addressed to our Board of Directors and Audit Committee that identified a number of significant deficiencies that they consider to be material weaknesses under the standards of the Public Company Accounting Oversight Board (“PCAOB”).

           A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those reponsible for oversight of the Corporation's financial reporting.

           A material weakness is a deficiency, or combination of  deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a  material misstatement of the Corporation's annual or interim financial statements will not be prevented or detected on a timely basis.

          The material weaknesses in our internal control over financial reporting were discovered during the audit of our financial statements for the year ended December 31, 2006.

(a)	inability to timely and accurately close books and records at the end of each reporting period;

(b)	insufficient number of accounting and financial personnel;

(c)	lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations;

(d)	deficiencies in the recording and classification of proved and unproved oil properties;

(e)	failure to obtain or maintain contemporaneous adequate records to substantiate the business purpose, persons entertained, nature of expense or date the expense was incurred for travel and entertainment expenditures in an aggregate amount for 2006 in excess of $1 million;

(f)	failure to obtain or maintain procedures or records to identify personal expenses reimbursed by the Corporation and obtain refunds of same;

(g)	failure to timely document and properly record transactions after signing contracts or upon their amendment;

(h)	inadequate accounting software;

(i)	lack of segregation of duties;

(j)	insufficient oversight of internal controls by the Board of Directors and Audit Committee; and

(k)	weakness in and lack of formal processes and tools used to consolidate the financial statements of the Corporation and our subsidiaries.

            Upon entering the oil and gas exploration and development industry, we had a very limited management team that was primarily focused on acquiring interests in oil and gas prospects. Many of the deficiencies in our internal controls identified above are likely the result of a combination of our limited management team and staff, high employee turnover and the diversion of resources to fight the fraudulent transfer of one of our main oil and gas assets.

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

  The following table sets forth information, as of March 21, 2008, regarding our directors, executive officers and key employees:

Name	Age	Position	Since
Daniel Caleb Feldman	37	Director	March 1, 2006

Servet Harunoglu	62	Chief Executive Officer	May 10, 2005
& Director
Matthew J. Heysel	51	Executive Chairman of	April 14, 2000
		the Board & Director
Philip D. Pardo	51	Director	December 3, 2004

Barry Swersky	68	Co-Chairman, VP Legal	December 3, 2004
& Director

  Daniel Caleb Feldman- Director as of March 1, 2006

  Mr. Feldman is a practicing attorney who was educated in the United States. He obtained a B.A. in Soviet Studies in 1992 from Trinity College, Hartford, CT, followed by a J.D. from Boston University School of Law between August, 1992 and June, 1995 completing his education with the attainment of a L.L.M. degree in Securities and Financial Regulation from Georgetown University Law School in June, 1997. Mr. Feldman has held positions with the US Securities and Exchange Commission as a Senior Attorney in the Enforcement Division from 1997 to 2000 and as an attorney in the Corporate Department with the firm of Goodwin Procter from July, 2000 to September, 2001. In April 2002 he joined Ernst & Young as an attorney until January, 2003 when he joined Yukos Oil Company as the Corporate Secretary in March, 2003 where he remains to date. Mr. Feldman was elected to the Board of Directors at the Annual Meeting of Shareholders held on March 1, 2006. Mr Feldman assumed the Chair of the Nominating and Compensation Committee as at December 9, 2006 and serves on the Audit Committee.

  Dr. Servet Harunoglu – Director and Chief Executive Officer

  Dr. Servet Harunoglu was appointed to the Board on May 10, 2005. Dr. Harunoglu holds a Ph.D in Electrical Engineering from Northwestern University, Chicago, IL (1973) and is a past Chairman of the Turkish Kazakh Businessmen’s Association, having held the chair for 7 years. From January, 1991 to the present, Dr. Harunoglu held many posts, including but not limited to, Board membership of Fintraco Construction and Contracting Co. Inc., Tarkim Tarimsal Kimya A.S. (October, 2003 to present)., Pimsa Poliuretan Manufacturing Co. Inc. (July, 1975 to present) and Donau Express Shiffarts GmBH. In addition, from June, 1998 to May, 2005, Dr. Harunoglu was Chairman of Matin JV, based in Atyrau, Kazakhstan as well as Chairman of Polfin Consortium S.A. Dr. Harunoglu has also been a member of the World Economic Forum and a member of the International Advisory Council of the Executives Club of Chicago. From May, 2005 until December, 2006, Dr Harunoglu served as Chair of the Nominating and Compensation Committee and sat as an independent director on the Audit Committee. On

  December 8, 2006, the Board voted to appoint Dr Harunoglu as Chief Executive Officer and President of the Corporation, which duties he immediately commenced as a caretaker upon the immediate resignation of the incumbent, and formally as of January 1, 2007.

  Matthew Heysel – Director and Executive Chairman of the Board

  Mr. Heysel has served as Executive Chairman of the Board of Directors since April 14, 2005. He also served as Chief Executive Officer of the Corporation from April 14, 2000 to May 10, 2005. Mr. Heysel has been the Chairman of Big Sky Energy Kazakhstan Ltd. since July 2003, becoming President in December, 2004 and Vice-Chairman of KoZhaN LLP since August 2003, and President in December, 2004. Previously, he served as an Investment Banker at Yorkton Securities, a Canadian independent securities firm, where he was responsible for corporate finance in the oil and natural gas sector from April 1997 through April 1999. From April 1999 to November 2001, he was the President of New Energy West Corporation. From 1987 to 1997, Mr. Heysel was with Sproule Associates Limited, an independent oil and natural gas reserves engineering and geological consultant. During his tenure with Sproule, Mr. Heysel held the positions of Petroleum Engineer and Associate, Engineering Manager, Manager – International Projects and Senior Associate. Mr. Heysel obtained an Honors Bachelor Degree in Science from the University of Western Ontario in 1979 and a Bachelor of Science-Chemical Engineering Degree from the University of Toronto in 1982.

  Philip Dean Pardo – Director

  Professor Pardo is currently working and teaching in China in the areas of Accounting and Valuation. During his time in Central Asia (more than ten years), he was Vice Rector for Academic Affairs and Director of the Business School of Kazakh British Technical University (KBTU) and he held the post of Associate Dean of the College of Continuing Edication for the Kazakhstan Institute of Management, Economics and Strategic Research (KIMEP) where he lectured in Small Business, Accounting, Franchising, Public Administration and Finance. He has participated in numerous private consulting assignments in the areas of Strategic and Business Planning, Bank Financing, Valuation and is very active as a negotiator in the medium sized M&A field. As Director, Business Valuation for the Rice Group, Central Asia LLP, Professor Pardo supervised assignments, which assess the value interest in ownership of a commercial, industrial or service organization involved in economic activity. The valuations he performed were used for buying or selling businesses, buying insurance, resolving litigation issues, tax planning, allocating purchase prices among tangible and intangible assets. Professor Pardo has an MBA in finance and has worked for Deloitte & Touche as Tax Director as well as LeBoeuf, Lamb, Greene & MacRae. Before coming to Central Asia he worked for the U.S. Department of Defense. He has had assignments in Canada, Belgium, Uzbekistan, Azerbaijan, Kazakhstan and the United States and is currently serving as Past President of The Rotary Club of Almaty. Professor Pardo serves as an independent director and is Chairman of the Audit Committee and Chairman of the Nominating & Compensation Committee.

  Barry Raymond Swersky – Director, Co-Chairman & Vice-President, Legal

  Mr. Swersky is an experienced international attorney and consultant. Mr. Swersky has extensive experience in organizing major cultural activities in several countries including the United States, Russia, Israel and Europe. Since 2000 he has consulted on technology investments in Israel together with the Meitav Group. Meitav is one of Israel's leading fund managers. Since December 2000, he has been on the board and is currently Chairman of Netline Communications Technologies (NCT) a world leader in cellular telephone jamming. In Israel he is also serving on various other boards including Suntree Ltd. (since 1993) where he acts as Chairman and CEO and MACS Ltd. (since 1990). He served on the board of Ongas Limited in England from January 2000 to March 2004. Previously, and within the framework of his activities in energy in

  Kazakhstan, Mr. Swersky served on the board of AES Suntree Power Limited. He has been engaged in the Oil and Oil Products Transport Logistics Project between Kazakhstan and China which is currently on hold although the two governments have now launched a Rail Project. Mr. Swersky's educational background includes Bachelor of Arts and Bachelor of Laws degrees from The University of Witwatersrand in South Africa. He was admitted as an Attorney in South Africa in March 1963 and as an Advocate to the Israel Bar in 1967. He is on the board of the Israel Festival, Jerusalem and, from October 2000 he served as a Board Member of Tel-Aviv University's prestigious Jaffee Center for Strategic Studies. In the past he acted as Country Advisor to Snam S.p.A. (part of the Italian Eni / Agip group) on the natural gas supply project from Egypt to Israel. In 2006, Mr Swersky was appointed Chairman of the Executive Committee of the newly established Center for Advanced Energy Studies at the University of Haifa. Mr Swersky serves as Chair of the Corporate Governance Committee.

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

  The Audit Committee oversees the actions taken by our independent registered public accountants and reviews our internal financial and accounting controls and policies. The Audit Committee also holds responsibility for our corporate governance and internal controls. In 2005, Professor Philip Pardo was designated as the Audit Committee financial expert and chairman. Currently the only other member of the committee is Mr D. Feldman, (independent director).

  Nominating and Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and administers our incentive compensation and benefit plans. The Nominating and Compensation Committee also holds responsibility for director selection and governance with respect to the conduct of our Board. Our Nominating and Compensation Committee Chairman is Mr Feldman, independent director, together with Professor Pardo.

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

  To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended 2006, there are no filing delinquencies to report.

  All other Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were, to the best of our knowledge, timely complied with.

  Code of Business Conduct and Ethics

  On March 29, 2004, our board of directors approved and adopted our Code of Business Conduct and Ethics, which applies to all our officers, directors, employees and consultants. The Code of Business Conduct and Ethics is available on our website at http://www.bigskycanada.com/investor/governance.php. A printed copy of the Code is available, free of charge, upon written request, made to the office of the Corporate Secretary, by either facsimile at 403-265-8808 or by mail to Big Sky Energy Corporation, Suite 6, 8 Shepherd Market, Mayfair, London, W1J 7JY.

  Other Matters Relating to Officers and Directors

  From March 1, 2006 to the date of filing, the Corporation has contracted with NeMaSySS Consulting Ltd, a UK company (of whom the Corporate Secretary is a director) for the provision of corporate secretarial and corporate governance services. In lieu of maintaining formal offices as our corporate headquarters in London, UK, the Corporation relies upon and reimburses NeMaSySS Consulting Ltd. in respect of accommodation for its Corporate Secretary including housing its files and office services – under a Consulting Agreement which expires on February 28, 2009.

  On November 6, 2006, Mr G.A.C. Moscato rendered his resignation from the Board of Directors of the Corporation.

  On December 8, 2006, the Board of Directors ratified the appointment of Mr Daniel C. Feldman as Chair of the Nominating & Compensation Committee.

  On March 13, 2007, the Corporation announced the resignation of Mr Bruce H Gaston as Chief Financial Officer and Director. Concurrently, the Corporation announced the appointment of Mr. Pankaj Mittal as Chief Financial Officer. Mr Mittal’s appointment ceased on July 19, 2007, as since that time the Executive Chairman of the Board, Mr Matthew J Heysel, P. Eng, has held overall responsibility for financial matters and acted as Principal Accounting Officer supported by both professional firms and in-house senior consultants in respect of the accounting and financial recording needs of the Corporation and the Corporate Secretary in respect of the regulatory, administrative and external liaison aspects.

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

Summary Compensation Table

	Annual Compensation				Long Term Compensation

						Awards Payouts

				Other		Restricted
	Fiscal			Annual	Securities Shares or
	Year			Compen-	under	Restricted LTIP All Other
Name and	Ended Salary Bonus			sation	Option/SA	Share Payouts Compensa
Principal		(US$)	(US$) (Shares)		R Granted	Units	(US$)	tion
Position					(US$)	(US$)

Matthew Heysel,	2006	429,515	0	0	544,613	0	0	0
Executive	2005	352,000	0	500,000	325,479	0	0	0
Chairman

Barry Swersky,	2006	125,000	0	0	130,297	0	0	0
Co-Chairman &	2005	133,000	0	0	39,486	0	0	0
Vice-President,
Legal

S.A.	2006	360,000	100,000	0	5,493,932	0	0	0
Sehsuvaroglu	2005	514,890	0	0	1,450,959	0	0	0
Chief Executive
Officer

Bruce H Gaston	2006	252,777	100,000	0	1,732,408	0	0	0
Chief Financial	2005	247,000	0	0	162,740	0	0	0
Officer

Daming Yang	2006	126,285 100,000		0	730,050	0	0	0
Director	2005	85,000	0	0	0	0	0	0

  On March 1, 2006, the Corporation granted S. A. Sehsuvaroglu, Bruce H. Gaston, and Daming Yang a cash award of $100,000 each in recognition of extraordinary services to the Corporation.

  See (“Notes to the Financial Statements – Subsequent Events”)

  Option Grants

  On March 1, 2006, the Corporation received an affirmative vote of the shareholders of record as of January 13, 2006, holding 65% of the issued and outstanding shares of the Corporation to increase the available shares under the Corporation’s Stock Award Plan to no greater than 20% of the issued and outstanding shares of common stock of the Corporation at that date of grant.

  The following table sets forth information regarding stock option grants to our officers and directors for the year ending December 31, 2006 under the Corporation’s Big Sky Stock Award Plan, as amended by a vote of the Shareholders on March 1, 2006:

Individual Grants

	Number of	Number of

	Securities	Securities	Option
Name	Underlying	Underlying		Option Expiration
			Exercise
	Unexercised	Unexercised		Date
	Options (#)	Options (#)	Price
	Exercisable	Unexercisable

Matthew Heysel	1,062,500	937,500	$0.50	March 8, 2008
S.A. Sehsuvaroglu	1,333,333	2,666,667	$0.50	March 8, 2008
	3,000,000	-	$1.00	February 28, 2010
Bruce H. Gaston	531,250	468,750	$0.50	March 8, 2008
	1,000,000	-	$1.00	February 28, 2010
Barry R. Swersky	106,250	93,750	$0.50	March 8, 2008
	33,334	66,666	$0.50	September 14, 2008
	50,000	150,000	$1.00	July 25, 2010
Philip D. Pardo	106,250	93,750	$0.50	March 8, 2008
	33,334	66,666	$0.50	September 14, 2008
	50,000	150,000	$1.00	July 25, 2010
Servet Harunoglu	-	100,000	$0.50	September 14, 2008
	50,000	150,000	$1.00	July 25, 2010
Daniel Feldman	-	300,000	$1.00	February 28, 2010
	50,000	150,000	$1.00	July 25, 2010

Option Exercises

  The following table sets forth details of each exercise of stock options as of December 31, 2006 by any of the Named Executive Officers, and the December 31, 2006 value of unexercised options on an aggregate basis.

Aggregated Options Exercised

Name	Securities	Aggregate	Unexercised Options	Value of Unexercised in
	Acquired	Value	as of 31 December,	the Money-Options at 31
	on	Realized	2006 Exercisable/	December, 2006
	Exercise	($)	Unexercisable	Exercisable/
	(#)			Unexercisable (1)
Matthew	Nil	Nil	500,000 (exercisable)	$125,000 (exercisable)
Heysel			1,500,000	$375,000 (unexercisable)
			(unexercisable)
S.A.	Nil	Nil	7,000,000	$0 (exercisable)
Sehsuvaroglu			(exercisable)	$0 (unexercisable)
			0 (unexercisable)
Bruce Gaston	Nil	Nil	1,531,250	$132,813 (exercisable)
			(exercisable)	$117,188(unexercisable)
			468,750
			(unexercisable)
Servet	200,000	248,000	25,000 (exercisable)	$0 (exercisable)
Harunoglu			175,000	$25,000 (unexercisable)
			(unexercisable)

  (1)Based on closing price of $0.75 on 31 December , 2006.

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

  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

  We either directly or through our subsidiaries, have entered into consulting agreements with key individuals, including our executive officers, who perform services for us, as specified in the agreements. We use a standard form of consulting agreement, which defines terms of the agreement, services to be performed, compensation and benefits, confidentiality and individual specific benefits based on the requirements of the position. The following contracts were in place at December 31, 2006.

  MH Financial Management Ltd. - Matthew Heysel Consulting Agreement: Mr. Heysel provides services as our Executive Chairman of the Board on a full-time basis through his company, M. H. Financial Management Ltd. under a consulting agreement, which expires December 31, 2006. M. H. Financial Management is paid at a rate of $1500 per day to a minimum of $37,500 CDN per month exclusive of travel expenses and Goods and Services Tax for Mr. Heysel’s services. The agreement contains non-compete provisions that restrict Mr. Heysel from doing any business whatsoever with our clients in Kazakhstan or doing substantially similar work in Kazakhstan for a period of one year in the event Mr. Heysel is no longer contracted by us for any reason. Mr. Matthew Heysel’s consulting contract provides that should we terminate the agreement, Mr. Heysel would be paid $60,000 at the time of termination. The agreement provides that in the event of a change of control, Mr. Heysel is to be paid five percent (5%) of the value of the sale of our assets or the value of the transaction which would constitute a takeover of the Corporation. This amount is to be paid within 10 days of the transaction. A takeover of the Corporation is defined as:

    any change in the holding, either direct or indirect, of shares of the Corporation, or any reconstruction, reorganization, recapitalization, consolidation, amalgamation, merger, arrangement or other transaction, that results in a person who was, or a group of persons acting in concert who were, not previously in a position to exercise effective control of the Corporation, in excess of the number that would entitle the holders thereof to cast twenty (25%) percent or more of the votes attaching to all shares of the Corporation, and the exercise of such effective control to cause or result in the election or appointment of two or more directors of the Corporation, or of the successor to the Corporation, who were not previously directors of the Corporation

  See (“Notes to the Financial Statements – Subsequent Events”)

  Suntree Ltd - Barry Raymond Swersky Consulting Agreement: Mr. Swersky provides consulting services to the Corporation through his company, Suntree Ltd. The Corporation and Suntree Ltd. executed a consulting agreement as of October 1, 2004 terminating on March 31, 2006 and later extended to March 31, 2007. Suntree Ltd. is compensated at a rate of $10,000 per month, plus expenses, other than travel.

  See (“Notes to the Financial Statements – Subsequent Events”)

  MX Consulting Ltd - S.A. Sehsuvaroglu Employment Agreement: Mr. Sehsuvaroglu commenced providing services as President of the Corporation on March 1, 2005 and assumed the role of Chief Executive Officer on May 10, 2005. An employment agreement was entered into as of the commencement of his employment for a term to continue until February 29, 2008. The compensation under this agreement was initially set at the rate of $395,000 per annum, paid monthly, together with stock options for 3,250,000 share of common stock of the Corporation. By resolution of the Board of Directors dated March 29, 2005, the number of stock options was increased to 4,000,000 and by further resolution of the Board of Directors dated March 1, 2006, an additional grant of 3,000,000 options was ratified. In addition, the Board of Directors voted Mr. Sehsuvaroglu a cash bonus of $100,000. As of December 31, 2006, Mr Sehsuvaroglu stepped down as Chief Executive Officer and President. Under the terms of his settlement agreement he will continue to provide consultancy services to the Corporation for remuneration as above to December 31, 2007

  Arcdan Limited - Bruce Hill Gaston Consulting Agreement: Mr. Gaston has provided services to Big Sky as Chief Financial Officer and as a Director since March 31, 2005. A consulting agreement was entered into on or about April 16, 2005, between Big Sky and Arcdan Inc., a company not directly controlled by Mr. Gaston, for a term of 3 years with compensation to be at the rate of $212,000 per annum, paid monthly, exclusive of taxes and expenses for the provision of Mr. Gaston’s services to the Corporation. By resolution of the Board of Directors dated March 8, 2005, Mr. Gaston was granted 1,000,000 stock options at $0.50 per share and this number was increased to 2,000,000 by further resolution of the Board of Directors dated March 1, 2006, in addition to a cash award of $100,000.00 in recognition of extraordinary services to the Corporation. Mr Gaston resigned as of March 13, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

  The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of March 21, 2008 for:

    each of our directors and executive officers individually;
    each person or group that we know owns beneficially more than 5% of our common stock; and
    all directors and executive officers as a group.

  Rule 13d-3 under the Securities Exchange Act defines the term "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rule also deems common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 166,432,498 shares of common stock outstanding as of March 21, 2008, together with applicable options for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name and Address	Number of Shares	Percent of
of Beneficial Owner	Beneficially Owned	Shares Outstanding

Officers and Directors
Matthew Heysel		11,844,799(1)(4)	7.1%
Villa 5, Port Said,
Dubai UAE

Philip Pardo		750,000(2)	0
23 Huamei Road
Tianhe, Guangzhou
China

Barry Swersky		6,000,000(4)	3.6%
Box 110, 47100
Ramat Hasharon Israel

Servet Harunoglu		10,200,000(4)(5)	6.1%
Sezai Selek Sok.
No. 15/3 Nisantasi
Istanbul, Turkey

Daniel Caleb Feldman		(2)
434 West 162nd Street		750,000	0
New York	NY 10032

Nancy M C S Swyer		(2)(6)
Suite 311, 840-6th Avenue SW		481,555	0
Calgary, AB
T2P 5E9
Officers and Directors as a Group		30,025,654	16.8%

5% Shareholders

ARC Energy Fund		13,100,000	7.87%
C/o Royal Trust Corporation of Canada
200 Bay Street
Toronto, Ontario
M5J 2J5

Ingalls & Snyder Value Partners LP		12,295,082	7.38%
61 Broadway
New York, NY 10006

ABT Ltd LLP		15,000,000	9.01%
Bldg 327, 5 aul, Kulsary, Atyrau Region
Kazakhstan

Frank E Holmes		8,349,950	5.01%
US Global Investors Inc.
7900 Callaghan Road
San Antonio, TX 78229

Avobone NV 10,000,000 6.0% Cees J. de Bruin 9, Place du Bourg de Four 1204 Geneva Switzerland

JPMorgan Chase & Co. 12,087,000 7.26% 270 Park Ave New York NY

1.	Includes 554,422 shares which are owned by Big Sky Holdings, a company over which Mr.Heysel has control, 2,759,910 shares which are owned by M.H. Financial Management Ltd., a company over which Mr. Heysel has control, 8,000,000 stock options vesting as per (4) below and 530,467 shares which Mr. Heysel owns directly (See “Subsequent Events”).

2.	Consisting of stock option grants fully vested

3.	Consisting of stock option grants vesting as per Big Sky Stock Award Plan as amended by the shareholders on March 1, 2006

4.	Includes Option Grants issued as of December 12, 2007 wherein all previous options were cancelled and new grants issued at $0.10. Vesting of all options, 20% immediately at the date of grant, 10% when the common shares of the Corporation reached $0.35 cents, 25% at $0.50 cents and 45% at $1.00. (See “Subsequent Events”)

5.	Includes 200,000 shares which are owned directly by Dr Harunoglu subsequent his exercising 100,000 options at $0.50. (See “Subsequent Events”)

6.	Includes 31,555 shares which are owned directly by Ms Simpson Swyer subsequent to being issued as alternative compensation for fees outstanding.

  As of the filing date of this report on Form 10-KSB, there are no arrangements that may result in a change in control.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Dr Servet Harunoglu, appointed as Chief Executive Officer as of December 9, 2006 – provides services under a Consulting Agreement with Hillgate Associates Ltd.

  All other consulting agreements on behalf of directors are disclosed herein where appropriate .

  On March 1, 2006, the Corporation resolved to establish its corporate headquarters in London, UK. The Corporation utilizes the services of NeMaSySS Consulting (Intl) Ltd, a UK entity of which the Corporate Secretary is a director, under a Consulting Agreement dated March 1, 2006, expiring February 28, 2009. To date, the Corporation has been unable to establish a bank account in London, UK nor has it incepted formal offices and therefore relies upon NeMaSySS Consulting (Intl) Ltd to provide all required services to support its corporate secretarial, corporate governance requirements including payment on its behalf of its obligations in respect of accommodation and related costs for use by the Corporate Secretary, as required under the Consulting Agreement. NeMaSySS Consulting (Intl) Ltd, submits monthly invoices for reimbursement to the Corporation in respect of such payments.

ITEM 13.	EXHIBITS
Exhibit No.	Description

3.1	Articles of Incorporation of the Corporation filed with the Secretary of the State of Nevada on February 9, 1993, and as amended on March 22, 2000; April 14, 2000; December 29, 2003; April 20, 2004; December 9, 2004; and March 7, 2006.

3.2	Amended and Restated By-Laws of the Corporation, dated March 1, 2006.

  10.1 (1) Contract for exploration and production of hydrocarbons at Dauletaly Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan.

  10.2 (1) Contract for exploration and production of hydrocarbons at Karatal Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan.

  10.3 (1) Contract for exploration and production of hydrocarbons at Morskoe Field dated February 17, 2003 between KoZhaN LLP and the Ministry of Energy and Mineral Resources of Kazakhstan.

  10.4 (2) Audit Committee Charter, amended 12 November, 2003.

10.5	Big Sky Stock Award Plan, as amended by the shareholders, March 1, 2006.

10.6	Consulting Agreement dated December 9, 2007, between Big Sky Energy Corporation and M.H. Financial Management Limited.

10.7	Consulting Agreement dated December 9, 2007, between Big Sky Energy Corporation and Hillgate Associates Ltd.

10.8	Consulting Agreement dated December 9, 2007, between Big Sky Energy Corporation and Suntree Limited.

31.1	Section 302 Certification – Chief Executive Officer.

31.2	Section 302 Certification – Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

(1)	Incorporated by reference to the Exhibits filed with the Corporation’s Form 10-KSB on March 30, 2004.

(2)	Incorporated by reference to the Exhibits filed with the Corporation’s Form SB-2 on July 28, 2004.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  Audit Fees

  The aggregate fees billed for professional services rendered by L J Soldinger Associates LLC for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided such firms in connection with statutory and regulatory filings or engagements were $870,000 (2005 - $729,000).

  Audit-Related Fees

  There were no fees for other audit related services for the fiscal years ended 2006 and 2005.

  Tax Fees

  The aggregate fees billed for the last two fiscal years for professional services rendered by L J Soldinger Associates LLC for tax compliance, tax advice, and tax planning was $0 for fiscal year 2006 (2005 - $0).

  All Other Fees

  There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by L J Soldinger Associates LLC, other than the services reported above.

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

  Since September 4, 2003, the date our Audit Committee members were appointed to the Committee, they have approved all services provided by L J Soldinger Associates LLC. Prior to this, services were not pre-approved.

SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as follows:

Big Sky Energy Corporation

Date: April	02, 2008	By	/s/ Servet Harunoglu

Name: Servet Harunoglu Title: Chief Executive Officer (Principal Executive Officer)

  Date: April 02, 2008                                                                            By        /s/ Mathew J. Heysel
                                                                                                                    _______________________
                                                                                                                       Name: Matthew J Heysel

                                                                                                                       Title: Executive Chairman of the Board, Director and Principal Accounting Officer

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew Heysel
Matthew Heysel	Director	April 02, 2008
/s/ Daniel C. Feldman
Daniel C. Feldman	Director	April 02, 2008
/s/ Philip Pardo
Philip Pardo	Director	April 02, 2008
/s/ Barry Swersky
Barry Swersky	Director	April 02, 2008
/s/ Servet Harunoglu
Servet Harunoglu	Director	April 02, 2008

BIG SKY ENERGY CORPORATION
TABLE OF CONTENTS
Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Financial Statements	F-7

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders Big Sky Energy Corporation Calgary, Alberta, Canada

  We have audited the accompanying consolidated balance sheets of Big Sky Energy Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Big Sky Energy Corporation as of December 31, 2006 and 2005, and its consolidated results of operations, and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception, expects to continue to incur losses, and is involved in litigation. Also, the Company may not have sufficient funds to execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  As discussed in Notes 3 and 16 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” and FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements.”

L J SOLDINGER ASSOCIATES LLC Deer Park, Illinois, USA April 1, 2008

  BIG SKY ENERGY CORPORATION

  Consolidated Balance Sheets

December 31,

	2006	2005

Assets
Current
Cash and cash equivalents	$1,833,679	$ 12,042,965
Restricted cash	40,000	40,000
Advances to related parties	7,174	7,174
Accounts receivable	70,734	436,684
Other current assets	109,859	2,046,063
Prepaid expenses	741,275	1,785,391
Subscription funds receivable	-	11,466,989
VAT receivable	-	1,137,159

	2,802,721	28,962,425
Long-Term
Property and equipment	655,085	755,336
Oil gas properties (Unevaluated of $6,867,269 and $0, respectively)	16,016,671	20,726,039
Deferred loan costs -
	468,750	-
Provision for loss contigency	(5,175,000)	-
Total Assets	$ 14,768,227	$ 50,443,800

Liabilities
Current
Accounts payable and acrrued liabilities	$ 9,418,857	$ 10,955,146
Income taxes payable	808,450	-
Due to ABT, LLP	1,219,266	1,426,582
Minority buyout payable	-	1,275,000
Registration rights penalty payable	-	11,435,300
Obligations for social sphere development	398,000	620,000
Obligations for professional training of personnel	426,900	255,000
VAT payable	421,464	-
Deferred revenue	318,894	86,304
Due to related parties	25,565	25,565
	$ 13,037,396	$ 26,078,897

Long-Term
Long term debt	14,722,522	-
Obligations for social sphere development	197,392	235,728
Obligations for professional training of personnel	20,290	37,933
Asset retirement obligation	559,546	402,335
Deferred income tax liability	97,000	1,848,980

Total Liabilities	$ 28,634,146 $ 28,603,873
Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock	$ 226,364	$ 201,125
$0.001 par value, shares authorized: 350,000,000 and 150,000,000 shares issued, issuable and outstanding 167,945,998
December 31, 2006 (December 31, 2005 142,706,697)
Additional paid in capital	164,286,462	99,558,376
Deferred compensation	-	(3,070,661)
Accumulated deficit	(178,378,745)	(74,848,913)

	(13,865,919)	21,839,927

Total Liabilities and Stockholders’ Equity	$ 14,768,227	$ 50,443,800

The accompanying notes are an integral part of this consolidated financial statement.

	BIG SKY ENERGY CORPORATION
	Consolidated Statements of Operations
	For the Years Ended December 31, 2006 and 2005

	2006	2005

Revenue, net of royalty	$ 8,547,584	$ 525,518

Expenses
Operating costs	(2,311,319)	(178,968)
General and administrative expenses	(37,009,504)	(17,252,551)
Geological and geophysical	(2,722,358)	(6,339,377)
Depreciation, depletion and amortization	(7,958,712)	(117,473)
Accretion expense	(224,142)	(182,784)
Impairment of oil and gas properties	(50,267,353)	(9,537,245)
Provision for loss contingency	(5,175,000)	-

Total expenses	(105,668,388)	(33,608,398)

Other (expenses) income
Foreign exchange loss	(516,948)	(392,167)
Registration rights penalty	(4,584,908)	(11,435,300)
Interest expense	(685,140)	-
Other costs	(16,062)	-
Interest income	202,480	246,569

Total other expenses net	(5,600,578)	(11,580,898)

Loss from operations before income taxes	(102,721,382)	(44,663,778)
Income tax	(808,450)
Net Loss	(103,529,832)	(44,663,778)

Deficit, Beginning of Period	(74,848,913)	(30,185,135)

Deficit, End of Period	$ (178,378,745)	$ (74,848,913)

Loss Per Share
Basic and diluted – net loss	$ (0.66)	$ (0.43)
Shares Used in Computation
Basic and diluted	$ 156,499,590	$ 104,194,520

The accompanying notes are an integral part of this consolidated financial statement.

BIG SKY ENERGY CORPORATION
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock
			Additional Paid-in	Deferred	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at December 31, 2004	68,119,460	$ 126,538	$ 43,484,352	$ (27,926)	$ (30,185,135)	$ 13,397,829

Amortization of deferred
compensation	-	-	-	2,299,235	-	2,299,235
Deferred compensation	-	-	5,341,970	(5,341,970)	-	-
Alternative compensation plan	856,027	856	(856)	-	-	-
Stock issued pursuant to
private placement agreements
at $0.50 per share	27,250,000	27,250	12,737,534	-	-	12,764,784
Stock issued pursuant to
private placement agreement
at $1.00 per share	39,890,745	39,891	36,469,733	-	-	36,509,624
Stock issued pursuant to stock
awards	750,000	750	824,250	-	-	825,000
Options exercised	5,050,000	5,050	302,950	-	-	308,000
Warrants exercised	785,465	785	391,948	-	-	392,733
Stock issued for services	5,000	5	6,495	-	-	6,500
Net loss	-	-	-	-	(44,663,778)	(44,663,778)

Balance at December 31, 2005	142,706,697	201,125	99,558,376	(3,070,661)	(74,848,913)	21,839,927

Deferred compensation	-	-	(3,070,661)	3,070,661	-	-
Alternative compensation plan	461,171	461	(461)	-	-	-
Stock issued pursuant to
private placement agreement
at $1.00 per share	850,000	850	849,150	-	-	850,000
Options exercised	1,050,000	1,050	141,450	-	-	142,500
Stock based compensation	-	-	16,349,743	-	-	16,349,743
Stock issued for acquisition of
oil & gas properties	15,000,000	15,000	34,035,000	-	-	34,050,000
Stock issued for services	86,555	86	139,654	-	-	139,740
Penalty shares issued	5,050,000	5,050	9,839,708	-	-	9,844,758
Penalty shares issuable	2,741,575	2,742	5,404,149	-	-	5,406,891
Debt conversion benefit	-	-	271,855	-	-	271,855
Warrants issued	-	-	768,499	-	-	768,499
Net loss	-	-	-	-	(103,529,832)	(103,529,832)

Balance at December 31, 2006	167,945,998	$ 226,364	$ 164,286,462	$ -	$ (178,378,745)	$ (13,865,919)

The accompanying notes are an integral part of this consolidated financial statement.

BIG SKY ENERGY CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005

Cash Flows Related to the Following Activities

Cash Flow from Operating Activities
Net Loss	$ (103,529,832)	$ (44,663,778)
Adjustment for:
Depreciation, depletion and amortization	7,958,712	117,473
Accretion	224,142	182,784
Non-cash interest expense	247,625	-
Impairment of oil and gas assets	50,267,353	9,537,245
Loss on sale of assets	9,866	20,634
Subsoil use contract expenditures	171,900	197,415
Penalty share expenses	4,584,908	11,435,300
Stock issued for services	139,740	-
Non-cash stock and options compensation	16,349,743	3,130,731
Provision for loss contingency	5,175,000	-
Changes in operating assets and liabilities-
Restricted cash	-	23,040
Accounts receivable	445,439	(1,510,467)
Other current assets	661,204	-
VAT receivable	1,558,623	-
Prepaid expenses and other current assets	1,044,118	(1,664,426)
Accounts payable and accrued liabilities	(1,536,349)	10,280,294
Deferred revenue	232,590	-
Income taxes payable	808,450	-

Net cash used in operating activities	(15,186,768)	(12,913,755)

Investing
Fixed asset additions	(151,505)	(509,366)
Capital expenditure-oil and gas properties	(21,117,513)	(12,316,047)
Advances (to) from related companies	-	38,591
Acquisition of KoZhaN minority interest	-	(1,275,000)

Net cash used in investing activities	(21,269,018)	(14,061,822)

Financing
Issue of common stock for cash	12,380,000	42,774,446
Production sharing contract obligations	(508,500)	(552,834)
Stock issuance obligations	-	(4,186,804)
Proceeds from long term debt	15,000,000	-

Payment of Loan fees	(625,000)	-

Net cash provided by financing activities	26,246,500	38,034,808

Net Increase (Decrease) in Cash and Cash Equivalents	(10,209,286)	11,059,231

Cash and Cash Equivalents,
Beginning of Period	12,042,965	983,734

End of Period	$ 1,833,679	$ 12,042,965

Cash paid for interest and taxes were $0 and $0 in 2006 and 2005, respectively.

The accompanying notes are an integral part of this consolidated financial statement.

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

       On April 14, 2000, the Corporation, a public shell company, acquired China Broadband (BVI) Corp. ("CBB -BVI") through a reverse acquisition, which was accounted for as a recapitalization.

b) Investment in Properties

       Late in 2003, the Corporation began transitioning to become an oil and natural gas exploration and production company. On December 9, 2004, the Company sold Big Sky Network Canada Ltd., which held all of the Corporation’s Chinese investments. The transition continued with the acquisition of KoZhaN, LLP, a Kazakhstan limited liability partnership (“KoZhaN”), described below, and continued with the acquisition of Vector Energy West, LLP, a Kazakhstan limited liability partnership (“VEW”), also described below. By acquiring such companies the Corporation gained a significant acreage position in the prolific pre-Caspian basin of western Kazakhstan located close to infrastructure and transportation.

  On January 12, 2004, the Corporation completed the acquisition of 100% of the issued and outstanding share capital of Big Sky Energy Kazakhstan Ltd, a wholly owned Canadian subsidiary (“BSEK”) thereby acquiring a 90% interest in KoZhaN, and on May 11, 2004, the Corporation completed the acquisition of 100% of the outstanding share capital of VEW through its 75% owned Canadian subsidiary, Big Sky Energy Atyrau Ltd. (“BSEA”) and on December 10, 2004 completed the acquisition of the remaining 25% of BSEA.

  On November 22, 2005, the Corporation entered into an agreement to purchase the remaining 10% interest in KoZhaN (see Note 4).

  The Corporation acquired, through its acquisitions KoZhaN and VEW, Subsurface Use Contracts with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (the “MEMR”) to explore for and produce hydrocarbons in the Morskoye, Karatal and Dauletaly blocks and the Atyrau and Liman-2 blocks, respectively, all located in the Atyrau region of western Kazakhstan (the “Subsurface Use Contracts”).

  2. GOING CONCERN, FINANCIAL CONDITION, AND MANAGEMENT PLAN

  Our consolidated financial statements as of December 31, 2006 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2006. The Corporation incurred losses of $103 million and $44.7 million in 2006 and 2005, respectively, and has an accumulated deficit of $178 million at December 31, 2006. In addition, we expect to continue to incur losses until such time as we can increase our production of oil and natural gas.

  During 2006, the Corporation utilized cash for management and corporate administrative activities of approximately $1.27 million per month. In 2007, corporate and administrative costs were lower due to more efficient business activity in Kazakhstan but expected to average $1.0 million per month.

  At December 31, 2006, current liabilities exceeded current assets by approximately $10,235,000.

  During 2006, an impairment of the KoZhaN oil and gas assets of $46.3 Million was recorded as a result of the Corporation performing impairment testing using the results of an independent valuation of the Corporation’s reserves performed as of the first Quarter 2006. This was a one time write down but significantly impacts the Corporation’s financial position.

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  The Company is being sued by the spouses of the parties who sold the Company its sole revenue producing subsidiary, which contains all of the Company’s oil assets, in an attempt to negate the sale. The Company, after initially successfully defending its position in court, lost subsequent court cases and appeals related to this matter. If the Company does not successfully defend its interest it could lose up to 90% of its ownership interest in that subsidiary and the related revenue therefrom.

  Current cash resources are not anticipated to be sufficient to fund the expansion in the oil and natural gas business and the Corporation will need to consider seeking additional private equity or debt financing.

  The Company is restricted in its ability to raise additional debt funding under its provisions in its current convertible note agreement.

  The Corporation was subject to a cease trade order pertaining to the Over the Counter Bulletin Board, for the majority of 2006 and all of 2007 since it is significantly delinquent in its filings with the Securities and Exchange Commission. There can be no assurances that once in good standing any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation’s objective, or result in commercial success.

  These factors listed above raise substantial doubt in our ability to continue as a going concern.

  The Company’s ability to continue as a going concern is dependent upon raising capital through debt and equity financing on terms desirable to the Company, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management will be required to delay, scale back or eliminate its well development program or license third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish its interest in the properties or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  As of December 31, 2006, the Corporation had outstanding current liabilities of approximately 13 million. During 2007 and into early 2008, management has and is addressing the satisfaction of these liabilities in several ways:

    engaging with tax and other authorities to negotiate and agree settlement figures and making good faith payments funded from production income;
    negotiating the inclusion of existing accounts payable into new contracts with suppliers, wherein such payment obligations will be rolled into the new contract payments and spread out over the term of the new contract and thus able to be paid off from production income ongoing negotiation with other suppliers in an attempt to reach settlement ongoing disputation of such accounts payable

  It is management’s intention to address the matter of the $15 million Convertible Note coming due and payable as of June 30, 2008 by entering into a dialogue with the Noteholders with a view to negotiating either an extension of time to pay or alternative settlement of this indebtedness.

  Meeting the Corporation’s future financing requirements for all other projects will be dependent on the success of the Morskoye wells and any follow up wells, and any resulting cash flows from operations, its ability to develop further oil and gas joint venture partnerships on favorable terms, its ability to access equity capital markets and, after achieving or acquiring sustainable production if any, obtaining credit facilities from institutional lenders. While there can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to achieve the Corporation’s objective, or result in commercial success. The Corporation cannot assure that it will be able to obtain sufficient capital, develop joint venture partnerships or achieve or acquire sustainable production to satisfy all of its obligations or that its operating subsidiaries will be commercially successful. Should the Corporation be unable to meet its obligation under the Subsurface Use Contracts due to a lack of capital, the MEMR has the right to terminate the contracts after giving the Corporation 90 day’s written notice. If the Corporation is unable to raise additional funds when needed or if such funds cannot be obtained on terms favorable to it, it may not be able to conduct operations, and in the extreme case, may be required to terminate operations and liquidate.

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  3. ACCOUNTING POLICIES

  Basis of Presentation

  These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries:

Big Sky Energy Corp (“BSEC”) Big Sky Energy Kazakhstan (“BSEK”) Big Sky Energy Atyrau (“BSEA”) Vector Energy West, LLP (“VEW”) KoZhaN, LLP (“KoZhaN”)

  All inter-company accounts and transactions have been eliminated.

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

  There were no uncollectible trade receivable write-offs in 2006 or 2005.

  Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation. In 2005 the depreciation method was changed from declining balance to straight line method over the useful life of the assets which was reduced in 2005 to 7 years and 3 years for furniture and fixtures and computer hardware, respectively. The effect of the change in amortization methods and useful lives was immaterial to the financial statements.

Vehicles	5 years
Equipment	5 years
Furniture and	7 years
Computer	3 years

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

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

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

  The Corporation annually assesses all existing capitalized exploratory well costs on a field-by-field basis for impairment. An impairment reserve is created when either of two criteria is met:

a)	Well has not found a sufficient quantity of reserves to justify its completion as a producing well, or

b)	The Corporation is not making sufficient progress towards assessing the reserves and the economic and operating viability of the project

Impairment of Oil and Natural Gas Properties

  The Corporation reviews its long-lived assets, including oil and gas properties, for possible impairment by comparing the carrying values with the undiscounted future net before-tax cash flows. Asset impairment may occur if a field discovers lower than anticipated reserves, write downs of proved reserves based on field performance, significant changes in commodity prices, significant decreases in the market value of an asset, and significant change in the extent or manner of use or physical change in an asset. Impaired assets will be written down to their estimated fair values, generally their discounted future net before-tax cash flows. For proved oil and gas properties, the Corporation performs the impairment test on an individual field basis. Unproved properties are reviewed periodically to determine if there has been impairment of the carrying value with any such impairment charged to expense in the current period. In the current year, the Corporation had a large write off due to an independent review of the Corporation’s oil and natural gas reserves. For more information refer to note 9

  Borrowing Costs

  Interest costs related to external financing of the acquisition of the subsurface use rights, conducting exploration activities and financing major oil and gas development projects are capitalized as part of related assets until the projects are evaluated, or until the projects are substantially complete and ready for their intended use if the projects are evaluated as successful.

  Long- Lived Assets

  The Corporation evaluates its long- lived assets for impairment using the guidance of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No.144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

  Goodwill and Other Intangible Assets

  The Corporation reviews the valuation of goodwill and intangible assets at least annually or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the estimated

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  undiscounted future cash flow expected to result from the use and disposition of the asset is less than the carrying value of the asset.

  There was no impairment of intangible assets in 2006 or 2005.

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

  Advertising Costs

  The Corporation has incurred $1,768,350 (2005 - $2,085,390) in advertising costs for the year. The advertising costs are expensed over the period that the advertisements take place.

  Employee Benefits

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  Pension payments- The Corporation pays into an employee accumulated pension fund an amount equivalent to 10% of employees’ salaries for employees of its Kazakhstani operations. These amounts are expensed when they are incurred.

  Social tax -The Corporation makes payments of mandatory social tax in the amount of 21% of employee salaries for employees of their Kazakhstani operations. These costs are recorded in the period when they are incurred and capitalized as part of oil and natural gas properties or included with general and administrative expenses in the consolidated statement of operations.

  Stock-Based Compensation

  Effective January 1, 2006 the Corporation adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. We adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. We also elected to estimate the fair value of stock options using the Black-Scholes option pricing model.

  The Corporation’s policy is to issue new shares of its Common stock when employees exercise options awarded under its Option Plan. See Note 17 to the Financial Statements.

  As permitted under SFAS No.123, the Corporation applied the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based grants to employees and directors in 2005. Under the “intrinsic value” method, an option’s value is the excess of the market price of the underlying stock on the date of grant over the exercise price of the option. No value is attributed to the option if its exercise price is greater than the stock’s market price. Had the Corporation continued to use the intrinsic value provisions under APB Opinion No. 25, employee and director stock-based compensation would have been $9,357,167, net of income taxes, for the year ended December 31, 2006. The change increased reported net loss and basic and diluted loss per share for the year ended December 31, 2006 by $6,992,576 and $0.07, respectively. The change had no effect on the Corporation’s cash flow from operating, investing or financing activities.

  The following table illustrates the effect on net loss and loss per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation in the year ended December 31, 2005.

Net loss, as reported	(44,663,778)
Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects	2,258,829
Deduct: Total stock-based employee
compensation expense determined under fair
value-based method for all awards, net of
related tax effects	$ (4,732,931)

Pro-forma net loss	(47,137,880)

Net loss per share:
Basic and diluted – as reported	(0.43)
Basic and diluted – pro-forma	(0.45)

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  The fair value of stock options used in computing the pro forma net loss and basic loss per common share was estimated at the grant date, and determined by the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,

	2006	2005

Dividend yield	0%	0%
Expected volatility	87%	135%
Risk free interest rate	4.7%	3.8%
Expected option life	3.4 years	3 years

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

  In 2006 – 32,983,332 shares were issuable upon the exercise or conversion of options, convertible debt and warrants and were excluded in the calculation of net loss per share (2005 - 18,088,250 shares).

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates include, but are not limited to, the quantity of proved oil reserves and the future cash flows from proved oil and gas properties, using a 15% discount rate as the cost of capital for estimating the present values of cash flows to retire future liabilities associated with its subsoil use contracts, using an estimate of $20,000 for the cost of restoring and abandoning individual well sites in Kazakhstan and for reserving 100% of its deferred tax assets.

  Concentrations of Credit and Market Risk

  Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits at financial institutions. The Company does not maintain US bank accounts and therefore all of our cash is at risk. The Company deposits its cash at high quality financial institutions and believes the risk of loss to be minimal.

  As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas, which are dependent upon numerous factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on our financial position, results of operations, cash flows and our access to capital and on the quantities of oil and gas reserves that may be economically produced.

  The Company had oil sales to four customers in 2006 and each customer share was greater than 10% of total sales.

  Recent and Pending Accounting Pronouncements

  In July 2006, the FASB issued an interpretation which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a recognition threshold and measurement attribute for

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  the financial statement recognition and measurement of a tax position taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This new accounting guidance is effective for fiscal years beginning after December 15, 2006. The Corporation is still evaluating the effect this new guidance will have on its financial statements in 2007.

  In September 2006, the FASB issued a new standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Corporation is reviewing the interpretation and analyzing the potential impact, if any, of this new guidance.

  In September 2006, the Securities and Exchange Commission published guidance requiring registrants to quantify misstatements using both the balance-sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions are effective for annual financial statements for the first fiscal year ending after November 15, 2006. Upon adoption, these provisions had no effect on the Corporation’s financial position, results of operations, and cash flows.

  4. BUSINESS COMBINATIONS

  In November 2005, the Corporation entered into an agreement, which was consummated in December 2005, with the 10% minority holders of KoZhaN, LLP to buy their 10% interest for a purchase price of $1,275,000 which resulted in KoZhaN becoming a wholly owned subsidiary of the Corporation. The purchase price was allocated to oil and gas properties for $1,721,250 and deferred income tax liability of $446,250.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,

	2006	2005

Prepaid Expenses

Prepaid oil and gas suppliers	$ 582,513	$ 642,110
Prepaid advertising	-	434,832
Prepaid insurance	129,226	417,581
Prepaid other	29,536	290,868

	$ 741,275	$ 1,785,391

Other Current Assets

Due from KoZhaN, LLP Escrow (see Note 11)	$ -	$ 1,275,000
Due from Remas LLP	-	551,000
GST refunds receivable	-	143,404
Other assets	109,859	76,659

	$ 109,859	$ 2,046,063

  In July 2005, the Corporation entered into a series of agreements with Remas, LLP, a Kazakhstan limited liability partnership (“Remas”), to farm in to 50% of Remas’ subsoil use contract rights for the Alakol field in Kazakhstan, subject to approval of the farm-in by the MEMR. Under these agreements, the Corporation agreed to finance 100% of up to $10 million, however $5 million was to be repaid by Remas from its revenues received from this project. After the first $10 million of financing, the Corporation and Remas agreed to provide further financing of $12,600,000, split equally between them. The Corporation had the option to provide for Remas’ portion of such financing and in compensation was entitled to receive an additional interest of up to 25% of the project. If the MEMR did not approve such additional interest transfer, Remas had to pay such amount within 10 days after receipt of such disapproval. In 2005, as part of the agreement, the Corporation provided Remas with interest free loans of $551,000 which were

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  secured by a mortgage of a private house and adjacent land plot in Almaty Kazakhstan. In December 2005, Remas notified the Corporation that the MEMR had disallowed the farm-in. The loans were repaid in full in 2006.

  6. SUBSCRIPTION FUNDS RECEIVABLE

  The remaining funds held by the escrow agent for the August 2005 and December 2005 private placements (see Note 16), which consisted of $11,387,500 of common stock subscriptions receivable and $79,489 of interest, were disbursed to the Corporation in January 2006.

7. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31,

	2006	2005

Vehicles	$ 190,409	$ 196,094
Furniture and fixtures	560,905	431,224
Computer hardware and software	236,639	208,843
Leasehold improvements	130,784	140,937

	1,118,737	977,098
Accumulated depreciation and amortization	(463,652)	(221,762)

	$ 655,085	$ 755,336

  The Corporation recorded depreciation expense of $241,890 in 2006 ($117,473 in 2005).

  In 2005, the Corporation abandoned property and equipment with a cost of $81,988 and accumulated depreciation of $61,354, which resulted in a loss of $20,634.

  8. OIL AND GAS PROPERTIES

  Capital assets, net of accumulated depletion, depreciation and amortization (“DD&A”) and impairment, include the following at December 31, 2006:

		Accumulated	Net
		DD&A	Capital
	Cost	And Impairment	Assets

Oil and Gas Properties
Proved properties	$ 63,151,224	$ (54,001,822)	$ 9,149,402
Unproved properties	20,542,690	(13,675,421)	6,867,269

	$ 83,693,914	$ (67,677,243)	$ 16,016,671

  Capital assets, net of accumulated depletion, depreciation and amortization (“DD&A”) and impairment, include the following at December 31, 2005:

		Accumulated	Net
		DD&A	Capital
	Cost	And Impairment	Assets

Oil and Gas Properties
Proved properties	$ -	$ -	$ -
Unproved properties	28,570,127	(7,844,088)	20,726,039
	$28,570,127	$(7,844,088)	$20,726,039

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  KoZhaN

  The Corporation is party to three subsoil use contracts for the exploration and development of hydrocarbon reserves in the Atyrau region of Kazakhstan. These subsoil use contracts permit the Corporation to explore for hydrocarbons for a six year period ending 2009 the “Exploration Phase”, and then upon the discovery of commercial reserves, enter into a development period of 25 years the “Production Phase”.

  The Corporation completed the drilling of three wells on the Morskoye field in December 2005 and all three wells tested positive for hydrocarbons. As these were the Corporation’s first wells, these were put on long-term test production to provide the Corporation with the data to make reasonable estimates of potential reserves for the Morskoye field. For the Karatal field, the Corporation re-entered three existing wells previously shut-in that were acquired with the field and spudded a new well as of December 31, 2005. Of the three wells re-entered, two produced only water and were shut in and abandoned and one test well tested positive for hydrocarbons and was also put on long-term test production. As a result of the two wells being shut in and abandoned, the Corporation recorded and impairment charge of $1,693,157 in 2005. The Corporation shot 2-D seismic data for the Dualetaly field in 2005.

  In 2006, the Corporation continued its exploration program on all three fields. On the Morskoye field, the Corporation re-entered two exiting wells, one of which tested positive for hydrocarbons. On the Dualetalty field, the Corporation drilled two new wells and re-entered two existing wells. Of these wells on the Dualetaly field, both new wells were plugged and abandoned because of excessive water cut. The re-entered wells both showed oil during limited testing at the end of 2006. The Corporation expects to put these wells on a longer-term test production in 2007. On the Karatal field, the Corporation completed the wells which were started in 2005 and drilled a new well in 2006. Of the three wells, two were plugged and abandoned due to excessive water cut and the third was awaiting approval of a pilot production plan from the MEMR.

  During 2006, the Corporation continued its seismic analysis program, including shooting a 2-D study on the south eastern portion of the Morskoye field and finishing the interpretation of the seismic studies shot in 2005 on the Karatal and Duaetaly field. These costs are included in the Geological and Geophysical expense line on the statement of operations. Total impairments recorded as a result of wells plugged and abandoned in 2006 was approximately $3 million across all three fields.

  In June 2006 the MEMR approved the Company’s request to allow for a “pilot development program” for the producing wells on the Morskoye field. This pilot development program allowed the Company to continue test production of its producing wells for up to a two year period without having to enter the production phase of the Contract. At December 31, 2006, the Corporation was still in the exploration phase of its three KoZhaN subsoil use contracts (See Note 28)

  Ultimate realization of the carrying value of the Corporation’s oil and gas properties will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Corporation, which is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. In addition, the Corporation must mobilize drilling equipment and personnel, to initiate drilling, completion and production activities. If one or more of the above factors, or other factors, are different than anticipated, the Corporation may not recover its oil and gas properties carrying value.

  The Corporation generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which the Corporation has an interest. There can be no assurance, however, that the Corporation or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the Corporation’s corporate and other activities or that such financing available will be on terms that are attractive or acceptable to or are deemed to be in the best interests of the Corporation, such entities or their respective stockholders or participants.

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  The consolidated financial statements do not give effect to any additional impairment in the value of the Corporation’s investment in oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the Corporation’s financial position, including realization of assets, results of operations, cash flows and prospects.

  During the first quarter of 2006 the Corporation performed its impairment testing upon determination that the Morskoye field had proven oil reserves. The Corporation retained an outside oil & gas reserve engineering firm to provide it with an estimation of the proved oil reserves for the field and to provide the economic analysis of those reserves. Based on that report, the Corporation determined that its cost associated with the Morskoye field were in excess of the value of the recoverable reserves as of that date and recorded an impairment charge of approximately $46.3 million.

  The Corporation has recorded depletion charges of $7,716,822 ($15.40 per barrel) and $0 in the year ended December 31, 2006 and 2005, respectively.

  VECTOR

  The Corporation is party to two subsoil use contracts for the exploration and development and development of hydrocarbon reserves in the Atyrau region of Kazakhstan. These subsoil use contracts permit the Corporation to explore for hydrocarbons for a six year period ending 2009 the “Exploration Phase”, and then upon the discovery of commercial reserves, enter into a development period of 25 years the “Production Phase”.

  The Corporation shot 2-D and 3-D seismic data for the fields covered by both the Liman-2 and Atyrau subsoil use contracts in 2005.

  In 2006 the Company drilled one well on the Atyrau field, which was a dry hole, and recorded an impairment charge of approximately $983,000.

  As more fully disclosed in Note 26, in March 2005, the Corporation was notified by the Minister of Energy and Mineral Resources (“MEMR”) that it had failed to meet the minimum work program for the Liman-2 field held by VEW and the MEMR had suspended its license rights for a period of 6 months pending review. In November 2005, the MEMR notified the Corporation of the complete termination of the Corporation’s rights and title to the Subsoil Use Contract for the Liman-2 field. Based on this cancellation of the contract rights, the Corporation has fully impaired all of its oil & gas assets and related liabilities with respect to this field.

  As more fully disclosed in Note 26, in September 2005, a former officer of its VEW subsidiary fraudulently conveyed its rights and title to the Atyrau Subsoil Use Contract to an unrelated third party. The Corporation has thus far been unable to reverse the fraudulent conveyance of its rights and title to the Subsoil Use Contract and has therefore fully impaired its oil & gas assets and related liabilities with respect to this field.

  The Corporation has recorded an impairment charge of approximately $7,844,088 (net of approximately $6,574,000 of liabilities assumed upon the acquisition of the Subsoil Use Contracts) with respect to the loss of contract rights noted above in 2005. In the first quarter of 2006, the Corporation drilled one well on the Atyrau filed. Total drilling costs incurred of approximately $983,000 were impaired as the well was a dry hole. As a result of the loss of the rights noted above, the Corporation essentially shut down its VEW subsidiary as of the end of the second quarter of 2006.

  Unamortized Costs

  Oil and gas property costs not being amortized at December 31, 2006, by year that the costs were incurred are as follows:

	BIG SKY ENERGY CORPORATION
	Notes to Consolidated Financial Statements

	Exploration	Acquisition	Total Capital

2006	$ 4,652,239	$ -	$ 4,652,239
2005	577,237	-	577,237
2004	-	1,637,793	1,637,793
Prior	-	-	-

	$ 5,229,476	$ 1,637,793	$ 6,867,269

  In accounting for suspended exploratory well costs, the Corporation utilizes Financial Accounting Standards Board Staff Position FAS 19-1 (FSP 19-1), “Accounting for Suspended Well costs.” FSP 19-1 amended Statement of Financial Accounting Standards No.19 (FAS 19), “Financial Accounting and Reporting by Oil and Gas Producing Companies,” to permit the continued capitalization of exploratory well costs beyond one year after the well is completed if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project.

  In November 2006, the MEMR approved the Corporation’s request to allow for a pilot development program covering the producing wells on the Karatal field. Production restarted on the field in 2007. The Corporation expects to establish proved reserves in 2007 for the Karatal field after sufficient flow testing has been performed. As of December 31, 2006, the Karatal field contained approximately $1.9 million in unevaluated drilling costs and approximately $0.9 million in unevaluated field acquisition costs.

  The Corporation continues to evaluate the unevaluated costs for the Dauletaly field and has plans in 2007 to drill new and re-enter a total of three wells, which it believes will allow it establish reserves for the field in 2007.

  The following table provides details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

	2006	2005	2004

Balance as of January 1	$ 12,282,413	$ 1,635,634	$ -

Additions pending determination of
proved reserves	10,940,257	18,490,867	1,635,634
Charged to expense	(3,982,353)	(7,844,088)	-
Reclassification to wells, facilities and
equipment based on the
determination of proved reserves	(14,010,841)	-	-
Other	-	-	-

Ending balance as of December 31	$ 5,229,476	$ 12,282,413	$ 1,635,634

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following amounts are included in accounts payable and accrued liabilities:

		December 31,

	2006		2005

Trade accounts payable	$ 6,508,304	$ 9,415,517
Professional fees	1,120,848		896,369
Withholding taxes	473,303		-
Tax penalties accrued for (see Note 23)	319,000		-
Other	997,402		643,260
	$9,418,857		$10,955,146

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  10. DUE TO ABT, LTD

  At December 31, 2006 and 2005, the amount due to ABT consisted of the following:

	December 31,

	2006	2005

Purchase price payable to re-acquire Morskoye 45%farm out	$ 1,219,266	$ -
Construction works incurred by ABT	-	926,582
Payments for drilling works due ABT	-	500,000

	$ 1,219,266	$ 1,426,582

  On October 12, 2004, KoZhaN entered into two agreements with ABT Ltd. (“ABT”) – an Agreement on partial transfer of the Subsoil Use Right and Agreement No. 1. These two agreements set the terms and conditions of the transfer by KoZhaN of forty-five percent (45%) of its interest in the subsoil use right in the Morskoye oil field (the “Interest”). Pursuant to Agreement No. 1, ABT was to provide consideration for the Interest that consisted of performance of certain construction works and up to 50% of the costs incurred in connection with Well No. 10 in the Morskoye oil field that were not deemed to be associated with the “drilling works” of such well. Also pursuant to Agreement No. 1, ABT agreed to provide a loan of up to $550,000 for the drilling works associated with Well No. 10. This loan was required to be repaid only in the case of discovery of oil and production from the Morskoye oil field. The transfer of the Interest was also subject to approval by the MEMR. The Corporation recorded the amount of $840,423 paid by ABT in performance of the construction works as an amount loaned to the Corporation by ABT. In the event that the transfer of the Interest was approved by the MEMR, this amount would have been converted into an amount received as consideration for the Interest transferred to ABT. The amounts received from ABT toward the drilling works, which as of December 31, 2004 equaled $500,000, had been recorded by the Corporation as a loan, to be repaid from production. In the event that no oil was discovered or produced by the Corporation from the Morskoye oil field, this loan was to be removed from the Corporation’s records as a forgiven loan pursuant to the terms of Agreement No. 1. The Corporation had the obligation to repay the amount of $500,000 to ABT should the farm out agreement not be approved by the MEMR. As of December 31, 2005 the Corporation learned the MEMR would not approve the transfer of the subsoil use rights in satisfaction of the agreements.

  As the loans were meant to be converted to cover the purchase price of the 45% interest and was expected to receive MEMR approval very quickly, the Corporation did not discount the value of the advances to fair value. When the Corporation was notified that the MEMR would not approve the transfer, the Corporation entered into negotiations with ABT to re-acquire its subsoil use rights.

  Those negotiations were concluded with an agreement signed by both parties on February 7, 2006. The agreement called for the re-acquisition of the 45% interest in the Morskoye filed by the Corporation in exchange for the Corporation issuing to ABT 15 million shares of its common stock plus payment of KZT 1,520,219,282 (approximately 12 million USD) which also satisfied certain outstanding liabilities the Corporation owed to ABT. The purchase price to re-acquire the 45% interest in the Morskoye field has been added to the acquisition cost of the Morskoye field.

  The agreement also required that ABT be chosen as primary contractor for all drilling operations on the Morskoye contract area, unless ABT chose not to perform the work as requested by the Corporation.

  11. MINORITY BUYOUT PAYABLE

  In November 2005, the Corporation entered into an agreement, which was consummated in December 2005, with the 10% minority holders of KoZhaN, LLP to buy their 10% interest which would result in KoZhaN becoming a wholly owned subsidiary of the Corporation. The agreement called for the Corporation to escrow the purchase price of the

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  buyout, in the amount of $1,275,000, with the Corporation’s law firm, which would disburse the funds at closing, which funds the Corporation transferred to its attorneys in November 2005. At closing in December 2005, the law firm was unable to wire the proceeds into Kazakhstan in satisfaction of the agreement due to restrictions imposed by the banking laws in Kazakhstan. In January 2006 the law firm returned the proceeds to the Corporation, which wired the funds to the 10% holders the following day in satisfaction of the agreement. The Corporation has treated the buyout as completed at December 31, 2005 even though payment was not completed until January 2006.

  12. OBLIGATIONS FOR SOCIAL SPHERE DEVELOPMENT

  In accordance with the Subsurface Use Contracts, the Corporation has committed to contribute to social sphere development of the Astana and Atyrau cities, in the total amount of $3,030,000, in connection with the three licenses held by KoZhaN during the exploration phase. All Subsurface Use Contracts establish the exploration phase as 6 years from 2003 to 2009, and the production phase as 25 years from 2009 to 2034. These payments are due over the period from 2003 to 2008. During the years ended, December 31, 2006 and 2005, the Corporation made payments of $439,000 and $520,000 respectively.

  Payment of these obligations is to be made according to a payment schedule agreed to between the Corporation and the MEMR. The non-current portion of these obligations is recorded at present value using a discount of 15% which is the estimated credit-adjusted risk free discount rate, giving a total discounted obligation of $595,392 and $855,728 at December 31, 2006 and 2005, respectively. The accretion expense for the years ended December 31, 2006 and 2005 was $155,331 and $119,904 respectively.

  The Corporation removed the liability for social sphere development for the VEW subsoil use contracts as of December 31, 2005. The Corporation’s obligations under the subsoil use contracts were terminated when the respective contracts were revoked (Liman-2) or conveyed (Atyrau). For a complete discussion, see Note 26.

13. OBLIGATIONS FOR PROFESSIONAL TRAINING OF PERSONNEL
	December 31,

	2006	2005

Within one year	$ 426,900	$ 255,000
In the second to the fifth year inclusive	23,333	46,667

Total obligations	450,233	301,667
Less: discount on obligations on professional training of personnel	(3,043)	(8,734)

Present value of obligations on professional training of personnel	447,190	292,933

Amount due for settlement within one year	426,900	255,000
Amount due for settlement after one year	20,290	37,933

Total	$ 447,190	$ 292,933

  Management recognizes obligations on professional training of personnel for future professional training costs as prescribed by the Subsurface Use Contracts. In accordance with the Subsurface Use Contracts, the Corporation is obliged to finance professional training of Kazakhstani personnel recruited for the Subsurface Use Contract’s operations, at the rate of not less than 1% of the total amount of minimal investments. Under the Subsurface Use Contracts, the total amount of minimal investments was established at $69,000,000.

  These obligations at their present value using a discount rate of 15% which is the estimated credit-adjusted risk free discount rate. The accretion expense for the years ended December 31, 2006 and 2005 was $5,690 and $7,991 respectively.

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  The Corporation had removed the liability for training of personnel for the VEW subsoil use contracts as of December 31, 2005. The Corporation’s obligations under the subsoil use contracts were terminated when the respective contracts were revoked (Liman-2) or conveyed (Atyrau). For a complete discussion, see Note 26.

  14. OBLIGATIONS FOR ACQUISITION OF THE RIGHT FOR THE GEOLOGICAL INFORMATION USE

  The Corporation removed the liability for the right for geological information use for the VEW subsoil use contracts as of December 31, 2005. The Corporation’s obligations under the subsoil use contracts were terminated when the respective contracts were revoked (Liman-2) or conveyed (Atyrau). For a complete discussion, see Note 26.

  15. LONG TERM DEBT

  On June 30, 2006, the Corporation closed on an unsecured $15 million Convertible Note Purchase Agreement (“Convertible Note”) due June 30, 2008. The Convertible Note bears interest at 6% per annum and has an initial conversion rate of $1.22 per share. The Corporation may prepay the note at any time after giving the Noteholders 30 days written notice after 1 year from issuance and the Corporation’s common stock has traded in excess of 125% of the conversion price for a period of 20 consecutive trading days.

  The Noteholders are restricted from converting the notes except in the event that the Corporation elects to redeem the note as described above or the Corporation notifies the Noteholders of a change of control event as defined in the Convertible Note. In addition a further provision required the automatic conversion in the event that Eurasian Financial Industrial Company JSC (“EFIC”) should exercise its option to acquire common stock of the Corporation. The agreement with EFIC expired prior to December 31, 2006 with no services having been performed and no compensation paid or shares issued (see Note 16).

  The Convertible Note agreement also contains certain covenants which restrict the Corporation from engaging in certain activities while there is more than $3 million in principal outstanding under the Convertible Notes without the written approval of the Convertible Note holders. Those restrictions include paying dividends in cash, but dividends may be issued in the common stock of the Corporation. In addition, the Corporation is restricted in incurring future unsecured indebtedness to $10 million and barred from incurring secured borrowing while principal is outstanding under the Convertible Notes.

  On the closing date of the Convertible Note, the Corporation’s common stock closed at $1.25 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” the Corporation recorded a beneficial conversion discount in the amount of $368,853. The discount is being amortized to interest expense over the life of the Convertible Note at its effective interest rate of 7.06% .

  The Corporation also granted registration rights to the Convertible Note Holders for the shares underlying the conversion feature and also agreed to a penalty provision, in which if the Corporation failed to get current with its filings with the Securities and Exchange Commission, or failed to register the convertible shares in either the London AIM market or the Toronto Stock Exchange before March 31, 2007, the Convertible Noteholders were to receive a warrant to purchase 12,295,082 shares of the Corporation’s common stock, with a term of 2 years from issuance at an exercise price of $1.22 per share, subject to reset (see below). In accordance with the requirements of FSP EITF 00-19-2 the Corporation determined that it was probable as of December 31, 2006 that it would fail to meet the registration requirements of the Convertible Notes and has recorded a registration rights penalty in the amount of $768,499 based on a Black-Scholes valuation of $0.0625 per warrant share using a closing stock price of $0.36 per share, a 0% dividend yield, a risk free interest rate of 4.58%, a volatility of 84.5% and a term of 2 years. The Corporation issued the warrant in April 2007.

  The conversion price of the Convertible Note and the exercise price of the penalty warrant are subject to adjustment in the event that the Corporation issues common stock or instruments convertible to common stock of the Corporation at a price below the conversion price of the Convertible Note. Exercise of instruments issued prior to the Convertible

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  Note, options issued pursuant to the 2000 Long Term Incentive Plan (see Note 17) and any shares issued in a merger, acquisition or reorganization in which the Corporation is the surviving entity are excluded from the reset provision.

  16. COMMON STOCK

  During 2005 and 2006, the Corporation issued the following shares:

(1)	In February and March 2005, the Corporation issued 27,250,000 shares subsequent to a private placement for gross proceeds of $13,625,000. In connection with the offering, the Corporation paid commissions to its investment bankers of $806,096 and issued warrants exercisable into 1,611,000 shares of the Corporation’s common stock at an exercise price of $0.50 per share and exercise terms ranging from 1 to 3 years.

(2)	In March 2005, the Corporation issued 1,700,000 shares to four option holders who exercised options previously granted, at an exercise price of $0.05 per common share for proceeds of $85,000.

(3)	In April, 2005, the Corporation issued 150,000 shares to an option holder who exercised options previously granted and fully vested at an exercise price of $0.05 per common share for proceeds of $7,500.

(4)	In April, 2005, the Corporation issued 856,027 shares under the Alternative Compensation Plan. See Note 19.

(5)	In August, 2005, the Corporation issued 2,100,000 shares to an option holder who exercised options previously granted and fully vested at an exercise price of $0.05 per common share for proceeds of $105,000.00

(6)	In August 2005, the Corporation completed a $42 million equity offering of its securities. The offering consisted of 15,487,500 shares of its common stock at a selling price $1 per share, 15,487,500 subscription receipts at a selling price of $1 per share, convertible into 15,487,500 shares of common stock and 11,025,000 special warrants at a selling price of $1 per share, exercisable into 11,025,000 shares of common stock. The 15,487,500 subscription receipts and 11,025,000 special warrants were automatically convertible upon the Corporation meeting certain conditions, which included receiving confirmation from the MEMR of the Corporation’s proper title to its subsoil use contracts, and thus the proceeds for these securities, totaling $26,512,500, were held in escrow pending the Corporation meeting those conditions. In September, 2005 the Corporation notified the holders of these securities of the difficulties it was having in receiving confirmation from the MEMR and thus extended to these holders the option to cancel their subscription. Through December 31, 2005, holders compromising 5,750,000 subscription receipts and 6,910,000 special warrants representing $12,660,000 had opted out of the offering and had their funds returned. As of December 31, 2005 the subscription receipt holders, representing $7,487,500 of proceeds agreed to convert their instruments to 7,487,500 shares of common stock in accordance with the original private placement. Those funds were held in the escrow as of December 31, 2005 and were disbursed to the Corporation, along with the issuance of the shares in January 2006. All of the remaining special warrant holders, representing $4,115,000 of proceeds had opted out as of December 31, 2005, but had agreed to leave their funds in the escrow and re-subscribe to the Corporation’s December 2005 private placement. At December 31, 2005 the Corporation had signed subscription agreements covering $3,900,000 of the special warrant holders. The last special warrant holder, representing $215,000 signed the subscription agreement in January 2006. In connection with the transaction, the Corporation incurred investment banking fees, commissions and expenses consisting of 2,520,000 fully vested warrants exercisable for $1 per share and with a term of 3 years and cash of $2,762,368.

(7)	In September, 2005, the Corporation issued 50,000 shares of common stock to an option holder who exercised options previously granted and fully vested at an exercise price of $0.56 per common share for proceeds of $28,000.

(8)	In November, 2005, the Corporation issued 1,050,000 shares of common stock to six option holders who exercised options previously granted and fully vested at an exercise price of $0.15 generating proceeds of $45,000 and $0.05 for proceeds of $37,500.

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

(9)	In December, 2005, 5,000 shares were issued for services valued at $6,500.

(10)	In December 2005 the Corporation commenced a private placement offering of its common stock for $1 per share in which it raised gross proceeds of $14,665,745 through the issuance of 14,665,745 shares of its common stock. The Corporation paid investment banking fees of $618,340 in connection with the offering.

(11)	During 2005, the Corporation received proceeds of $392,733 from the exercise of warrants into 785,465 shares of common stock.

(12)	In January 2006, the Corporation completed its private placement offering started in December 2005 through the issuance of 850,000 shares of its common stock for proceeds of $850,000.

(13)	In 2006, the Corporation received proceeds of $142,500 from the exercise of 1,050,000 options issued under the 2000 Stock Option Plan.

(14)	In the first quarter of 2006, the Corporation issued 26,555 shares of its common stock and recorded $139,740 of compensation for consulting services rendered.

(15)	On February 7, 2006, the Corporation entered into an agreement to re-purchase the 45% interest it has farmed out of the Morskoye production sharing agreement to ABT Ltd. As compensation, the Corporation issued ABT

Ltd. 15,000,000 shares of its common stock. Those shares were valued at the closing price per share on that day of $2.27 per share for a total value of $34,050,000.

(16)	In the second quarter of 2006, the Corporation issued 60,000 shares of its common stock for investor relation and solicitation services. The shares were valued at $1.49 per share for total compensation of $89,400.

(17)	In the third and fourth quarters of 2006, the Corporation issued 5,050,000 shares of its common stock in satisfaction of registration rights penalties (see discussion below).

  On March 1, 2006, the Corporation held its annual general meeting of shareholders. At the meeting the shareholders agreed to increase the authorized share capital of the Corporation to 350,000,000 shares.

  The 2004 and February/March 2005 private placements were subject to registration rights agreements in which the Corporation agreed to file and have become effective a registration statement covering those shares within 60 days of closing the private placements. Failure to have a registration agreement become effective within that time frame triggered a penalty ranging from 0.1 to 0.2 shares for each share sold in the private placement. The proceeds raised by private placements prior to November 2004 were registered successfully in October 2004 and thus met the requirements of the registration rights agreements for those issuances. The Corporation failed to file a timely registration statement covering the November 2004 private placement and all of the February/March 2005 private placements. Because of the limited number of shares available, the Corporation was unable to issue the penalty shares payable as of December 31, 2005 and under the requirements of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” has recorded a registration rights penalty payable of $11,435,300 as the value of 6,610,000 penalty shares issuable as of December 31, 2005. Upon the Corporation authorized shares increase in March 2006, the Corporation revalued the liability at the closing stock price on March 1, 2006 of $12,928,500. The increase was recorded as a registration rights penalty in 2006. At December 31, 2006, 1,580,000 penalty shares remained issuable of which 120,000 shares were issued in January 2007.

  The August 2005 private placement was subject to a registration statement that required the Corporation to use its best efforts to have a registration statement filed within 30 days of closing and declared effective no later than 120 days from closing. The registration rights agreement did not contain any penalties or other liquidating damages clause for failure to file or maintain an effective registration statement.

  The December 2005/January 2006 private placements were subject to registration rights agreements, substantially in the same form as the 2004 and February/March 2005 private placements. On January 1, 2006, the Corporation

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  adopted FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” and determined that on March 31, 2006, it was probable that penalty shares would be issuable for failure to meet the requirements of the private placements regarding registering the underlying shares. Per the guidance in FSP EITF 00-19-2, the Corporation has recorded a penalty of $2,323,149 for 1,161,575 penalty shares issuable. In January 2007, 1,108,075 shares were issued.

  In June 2006, the Corporation entered into a Services Agreement with EFIC in which EFIC agreed to assist the Corporation in its efforts to regain control of the production sharing contracts once held by VEW. The Services Agreement had a term of six months. In the event that EFIC was successful in those six months in returning clear title to those production sharing contracts to the Corporation, it was entitled to receive an option grant to acquire up to 25 million shares of common stock of the Corporation and also to receive either (a) a 50% interest in the returned production sharing contract upon approval by the MEMR of the transfer (only a 25% interest for the Alakol block) or (b) upon a fair valuation of the probable reserves of the production sharing contract by an approved oil field engineering firm the fair value of 50% of those probable reserves to be satisfied through the issuance of the common stock of the Corporation. In December 2006, the Corporation notified EFIC of their failure to return clear title to any of the production sharing contracts to the Corporation and the cancellation of the Services Agreement. No compensation was paid to EFIC as a result. Under the guidance of EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” no compensation expense has been recorded in these financial statements as no measurement date occurred.

  17. STOCK OPTION PLAN

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

  In July 2006, the board of directors authorized the re-pricing of all options issued under the plan as of that date with exercise prices in excess of $1.00 per share to be reset to $1.00 per share. The total number of option shares re-priced was 5,600,000. Under the guidance of FAS 123 (revised) the Corporation calculated the change in fair value of the rest options immediately after and compare to the fair value immediately before the change and is amortizing the incremental additional fair value calculated of approximately $413,000 over the remaining vesting periods of those options.

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

  The fair value of stock options issued to consultants was estimated at the grant date by use of the Black-Scholes option pricing model with the following assumptions for the years ended December 31:

  BIG SKY ENERGY CORPORATION

  Notes to Consolidated Financial Statements

	2006	2005
Dividend Yield	0%	0%
Expected Volatility	81%	155%
Risk free rate	4.84%	3.68%
Expected life	5 years	5 years
Vesting Period	Immediate	3 years

A summary of the status of stock options granted under the Plan are as follows:

	Shares Issuable
	Under Outstanding	Weighted Average
	Option	Exercise Price

Opening Balance - January 1, 2005	6,175,000	$ 0.08
Granted	13,300,000	0.71
Expired	-	-
Exercised	(5,050,000)	0.06
Cancelled	(725,000)	0.59

Balance, December 31, 2005	13,700,000	0.69
Granted	11,150,000	0.96	*
Expired	-	-
Exercised	(1,050,000)	0.14
Cancelled	(6,240,000)	0.91	*

Balance, December 31, 2006	17,560,000	$ 0.77	*

* The price per share reflects the re-pricing event from July 2006 (see above)

  The weighted average fair value of options granted during the year was $1.33 and $0.92 for the years ended December 31, 2006 and 2005 respectively.

  The number and weighted average grant-date fair value of non-vested options as at January 1, 2006 was 9,704,166 and $0.93 respectively. The number and weighted average grant-fair value of options vested during 2006 was 11,428,646 and $1.20 respectively. The number and weighted average grant- date fair value of non-vested options as at December 31, 2006 was 8,062,186 and $0.96 respectively.

  Total compensation cost recorded was $16,349,373 and $2,258,829 during 2006 and 2005, respectively.

  The total intrinsic value of options exercised during each of the year ended December 31, 2006 was $1,224,000.

  As of December 31, 2006, total compensation cost related to non-vested options not yet recognized is approximately $4,826,000 and this cost will be recognized over a weighted average period of 23 months.

  We received cash proceeds of $142,500 from the exercise of options during the year ended December 31, 2006.

  The following table summarizes information about stock options outstanding as of December 31, 2006:

		Options Outstanding		Options Exercisable

		Weighted		Number of
		Average	Weighted	Shares	Weighted
	Number	Remaining	Average	Exercisable at	Average
Range of	of Shares	Term	Exercise	December 31,	Exercise
Exercise Prices	Outstanding	(months)	Price	2006	Price

$0.05 to $0.50	7,850,000	14	$ 0.49	3,332,814	$ 0.49
$0.51 to $1.00	9,710,000	28	$ 1.00	6,165,000	$ 1.00

	17,560,000	22	$ 0.77	9,497,814	$ 0.82

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  The following table summarizes additional information about stock options outstanding at December 31, 2006:

	Options Outstanding	Options Exercisable

Range of	Aggregate Intrinsic Value of Shares	Aggregate Intrinsic Value of Shares
Exercise Prices	Outstanding at December 31, 2006	Exercisable at December 31, 2006

$0.05 to $0.50	$ 2,007,500	$ 878,204
$0.51 to $1.00	9,500	9,500

	$ 2,017,000	$ 887,704

  18. WARRANTS

  The Corporation has previously issued the following warrants. Each warrant can be exchanged for 1 common share at the exercise price noted.

Date of	Number of	Exercise	Expiration
Grant	Warrants	Price	Date

May 2004	17,250	$0.50	May 2007
March 2005	111,000	$0.50	December 2008
April 2005	480,000	$0.50	February 2008
August 2005	2,520,000	$1.00	August 2008

	3,128,250

  All warrants issued in 2005 were issued as compensation to investment bankers who assisted the Corporation in raising funds in its private placements in 2005.

  No warrants were issued in 2006.

  19. ALTERNATIVE COMPENSATION PLAN

  On March 22, 2002, the Board of Directors approved the Alternative Compensation Plan to provide opportunities for officers, directors, employees and contractors to receive all or a portion of their compensation in the form of common shares instead of cash. The Alternative Compensation Plan was approved at the Annual Shareholders’ Meeting held on June 14, 2002. The Plan allowed for maximum compensation of 2,000,000 shares. This maximum was reached in the third quarter of 2002 and an expense in the amount of $163,463, relating to the future issuance of 2,000,000 common shares, was accrued under the Alternative Compensation Plan in 2002. Shares are issued upon request of the beneficiaries and no further compensation cost is recorded at that time. 856,027 shares were issued during 2005, leaving 461,171 shares remaining to be issued at December 31, 2005. In August of 2006, the last remaining 461,171 shares in the plan were issued.

  20. RELATED PARTY TRANSACTIONS

  On December 31, 2005, the Corporation owed $90,546 to Matthew Heysel, our Executive Chairman arising from having personally paid for travel expenditures while traveling on the business of the Corporation. The balance at December 31, 2005 was paid to Mr. Heysel in January 2006.

  The Corporation had been unable to establish a bank account in Beijing, China. Each month, the Corporation would transfer funds to Kai Yang, the brother of our President at the time, Daming Yang, and a consultant to Big Sky Network, LTD, a former subsidiary of the Corporation, who is resident in Beijing, to cover the costs of maintaining

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  an office in Beijing. During 2005, the Corporation advanced $485,000 (2004 - $385,689) to Kai Yang, who disbursed the full amount for salaries, office rental, professional fees, travel, and other administration expenses of the Corporation. A further $360,000 was advanced to close the Beijing office.

  Big Sky Energy Canada Ltd.

  At January 12, 2004, the time of the acquisition of BSEK, Matthew Heysel and Daming Yang were directors and officers of Big Sky Energy Canada Ltd. and the Corporation and Mr. Kai Yang, the brother of Daming Yang, held all the outstanding shares of Big Sky Energy Canada Ltd. As at December 31, 2004, Matthew Heysel and Daming Yang were no longer directors nor officers of Big Sky Energy Canada Ltd. On March 10, 2004, Daming Yang’s brother, Wei Yang, was appointed to the board and was given full voting and dispositive control over all shares held by Big Sky Energy Canada Ltd. The loan arose from costs totaling $300,000 that were incurred by Big Sky Energy Canada Ltd. in connection with completing BSEK’s acquisition of KoZhaN, and a payment of $50,000 to Bolat Mukashev, the President of KoZhaN, as a reimbursement of costs incurred by the President on behalf of KoZhaN. The amount of $350,000 was treated as consideration in the allocation of the purchase price of the assets and liabilities of KoZhaN. The loan is unsecured, bears no interest and is repayable on demand. A balance of approximately $21,351 was outstanding at December 31, 2004. In 2005 the Corporation fully reserved for the amount owed as it deemed the receivable uncollectible.

  Big Sky Holdings Ltd.

  Matthew Heysel controls Big Sky Holdings Ltd. A loan to the Corporation by Big Sky Holdings, LTD arose from a cash transfer to BSEK to cover expenses incurred by BSEK. The loan is unsecured, bears no interest and is repayable on demand. A balance of $25,565 was outstanding at December 31, 2006 and 2005.

  21. OBLIGATIONS FOR HISTORICAL COST REIMBURSEMENT

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

  The Corporation has removed the liability for the reimbursement of historical costs for the VEW subsoil use contracts as of December 31, 2005. The Corporation’s obligations under the subsoil use contracts were terminated when the respective contracts were revoked (Liman-2) or conveyed (Atyrau). For a complete discussion, see Note 26.

  22. ASSET RETIREMENT OBLIGATION

  Management determined that an asset retirement obligation should be recognized for future abandonment costs of 93 legacy wells in Morskoye, Liman -2 and Atyrau fields before the Corporation signed the Subsurface Use Contracts, but which, in management’s opinion, were not properly abandoned. Management believes that this obligation is likely to be settled at the end of the exploration phase.

  As at December 31, 2006, future cash flows required to satisfy the Corporation’s liability by 2009 and 2028 for the KoZhaN fields are estimated at $740,000. After application of a 15% credit- adjusted risk free discount rate, the present value of the Corporation’s liability at December 31, 2006 is approximately $560,000. During the year ended December 31, 2006 and 2005, the Corporation recorded accretion expense of approximately $ 63,000 and $55,000 respectively.

	2006	2005

Balance, January 1	$ 402,355	$ 435,868

New obligations incurred during year	94,069	324,586
Liabilities settled during year	-	(413,007)

BIG SKY ENERGY CORPORATION
Notes to Consolidated Financial Statements

Accretion expense	63,122	54,888
Revisions in estimates, including timing	-	-

Balance, December 31	$ 559,546	$ 402,335

  The Corporation has removed the liability for asset retirement obligations for the VEW subsoil use contracts as of December 31, 2005. The Corporation’s obligations under the subsoil use contracts were terminated when the respective contracts were revoked (Liman-2) or conveyed (Atyrau). The Corporation did not drill any new wells on these fields during 2005. For a complete discussion, see Note 26.

  23. INCOME TAXES

  The Corporation did not provide any current or deferred U.S. federal or foreign income tax provision or benefit because it has experienced operating losses since inception. The Corporation is not liable for any state taxes.

	2006	2005

Loss before income taxes	$ (102,721,382)	$ (44,663,778)
US composite statutory income tax rate	35%	35%
Expected income tax recovery	(35,952,484)	(15,632,322)
Tax benefit not recognized	(35,952,484)	15,632,322
Foreign taxes	808,450	-

Income tax expense (recovery)	$ 808,450	$ -

  Deferred taxation reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for statutory tax purposes in the respective countries.

  The deferred income tax liability is comprised of the following:

	December 31,

	2006	2005

Temporary differences
Beneficial Conversion Discount	$ 277,000	$ -
Oil and gas property values	-	5,282,800

Total temporary differences	277,000	5,282,800
Statutory tax rate	35%	35%

Total	97,000	1,848,980

Current portion	-	-
Non-current portion	97,000	1,848,980

Total	$ 97,000	$ 1,848,980

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  At December 31, 2006, the Corporation had estimated net operating loss carryovers of approximately $27,290,000 for U.S. federal income tax purposes. These amounts are estimates as the Corporation has failed to file a US income tax return since the 2000 tax year. The Corporation, due to its failure to file its 2001 through 2006 US income tax returns on a timely basis, has subjected itself to possible penalties and interest for failure to timely file its corporate income tax returns and information returns associated with its foreign bank accounts and foreign subsidiaries. Such penalties may include $100,000 for each willful failure to file a corporate income tax return and $10,000 per foreign subsidiary return not timely filed for each tax year. In addition, the failure to timely file those information returns could result in the Internal Revenue Service disallowing up to 10% of foreign taxes paid as a credit against US income taxes. In addition, the Corporation is subject to fines of up to $100,000 for each foreign bank account for which an information return is not timely filed for each tax year. In 2006 and 2005, the Corporation had four foreign subsidiaries and 16 foreign bank accounts subject to possible penalties and interest for failure to timely file applicable returns. Utilization of the net operating losses, which expire on various dates starting in 2007, will be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to the uncertainty of utilizing these net operating losses, the Corporation has fully reserved for its deferred tax assets as of December 31, 2006 and 2005.

  In January 2008, the Corporation received the results of its comprehensive tax audit within Kazakhstan for the years 2005, 2006 and 2007. As a result of that audit, the Corporation has accrued additional corporate income and value added taxes in the amounts of $808,450 and $1,261,000 through December 31, 2006, respectively. In addition, it has accrued penalties for underpayment of corporate income taxes of approximately $180,000 and an additional $139,000 for the underpayment of value added taxes through December 31, 2006. In both instances, the failure to properly document the expenses of the Corporation, led the taxing authority to disallow significant deductions previously taken.

		December 31,

		2006	2005
	Net operating loss carry forward balance	$ 27,290,000	$ 22,090,000

	Composite statutory tax rate	35%	35%
	Deferred tax asset	9,551,500	7,731,500
	Valuation allowance	(9,551,500)	(7,731,500)

		$ -	$ -

24.	FAIR VALUE OF FINANCIAL INSTRUMENTS

  As at December 31, 2006, the fair value, the related method of determining fair value and carrying value of the Corporation’s financial instruments were as follows: the fair value of current assets and current liabilities approximates their carrying amounts due to the short-term maturity of these instruments. The Corporation has discounted its long term liabilities associated with its subsoil use contracts using its estimated weighted average cost of capital. The carrying value of $14,722,522 of long-term debt reflects discounts for the value of the associated beneficial conversion feature, net of amortization, of $91,375. The face amount of long-term debt outstanding as of December 31, 2006 was $15,000,000. The Corporation is exposed to market, credit and currency risks arising in the normal course of the Corporation’s business. Derivative financial instruments are not used to reduce exposure to the above risks.

  Concentration of credit risk– Financial instruments that potentially expose the Corporation to concentrations of credit risk consist primarily of cash and cash equivalent. Management of the Corporation believes the likelihood of incurring material losses due to concentration of credit risk is remote.

  Interest rate risk– The Corporations potential interest rate risk is minimal and management considers the risk insignificant.

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  Foreign currency risk– The Corporation undertakes transactions denominated in foreign currencies. Accordingly, these activities may result in foreign currency exposure. The currency fluctuations subsequent to the year end were 12% decrease to July and an increase of 7% to September for a net decrease of 5%. The Corporation does not hedge its foreign currency risk.

  Geographic / Geopolitical

  The Corporation has a large concentration of its assets in Kazakhstan.

Assets in North America	$ 8,746,851
Assets in Kazakhstan	$ 6,021,376

Total Assets	$ 14,768,227

  25. COMMITMENTS AND CONTINGENCIES

  Operating environment– The Corporation's operations may also be adversely affected by significant political, economic and social uncertainties in Kazakhstan and in other countries in which it may acquire oil and gas operations. These factors may impact the Corporation’s ability to conduct its business, the results of its operations and its financial condition and its right to pay dividends. Laws and regulations affecting businesses operating in the Republic of Kazakhstan are subject to rapid changes and KoZhaN’s assets and operations could be at risk due to negative changes in the political and business environment.

  Taxation– The taxation system in the Republic of Kazakhstan is constantly changing and subject to inconsistent application, interpretation and enforcement. There have been many new tax and foreign currency laws and related regulations introduced in recent years, which are not always clearly written and whose interpretation and application is subject to the opinions of the local tax authorities. Non-compliance with Kazakhstan laws and regulations can potentially lead to the imposition of penalties and fines, the amounts of which can be significant.

  Environmental matters– The Corporation believes it is currently in compliance with all existing Kazakhstan environmental laws and regulations. However, Kazakhstan environmental laws and regulations may change in the future. The Corporation is unable to predict the timing or extent to which these environmental laws and regulations may change. Such change, if it occurs, may require KoZhaN to modernize technology to meet more stringent standards.

  Financial Commitments and Contingencies – KoZhaN

  The Corporation, through its interest in KoZhaN, has the following commitments and contingencies. As these commitments and contingencies are subject to the commencement of commercial production and the Corporation cannot determine at this time when it will commence commercial oil and gas production operations, the likelihood of payment of the following commitments and contingencies is currently indeterminable. Consequently no amounts have been recorded as provisions in these financial statements for the following commitments and contingencies:

  a) Commitment to repay historical costs of the MEMR –In accordance with the Subsurface Use Contracts the Corporation is obliged to reimburse the MEMR for historical costs incurred during preparation of certain geological information on the Morskoye, Karatal and Dauletaly oilfields.

  The total amount reimbursable is $3,756,422. Of this amount, $116,178 was paid in 2002-2003. The remaining amount of $3,640,244 is expected to be settled by equal quarterly installments during 20 years after the Corporation enters into the production phase on these oilfields. If commercial production does not commence, no further payments become due in this respect.

  b) Commitments to contribute to social development of Astana and Atyrau –In accordance with the KoZhaN Subsurface Use Contracts, the Corporation is obliged to contribute $850,000 during the production phase for the development of the social sector of Atyrau and Astana cities in Kazakhstan. See Note 12.

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  c) Commitment to develop local personnel–In accordance with the Subsurface Use Contracts, the Corporation is obliged to invest not less than 1% of total investments for professional development of the local personnel involved in works under the Subsurface Use Contracts. See Note 13.

  d) Liquidation fund– In accordance with the Subsurface Use Contracts, the Corporation is obliged to establish a liquidation fund to finance the adequate disposal of the Corporation’s oil and gas operations in the amount of 1% of operating costs. The Corporation is also obliged to apply for approval of this fund with the MEMR under the contracts, including budget of disposal costs, no later than 2 years before the end of the exploration phase and start of the production phase. Although the Corporation has not yet carried out major exploration activities to date, the Corporation has recorded an asset retirement obligation for wells acquired plus new wells drilled in 2005 in these financial statements. Upon achieving an agreement with the MEMR, this asset retirement obligation may be considered as part of the contractually required liquidation fund. See Note 22.

  Upon awarding a new tender for subsurface use rights, KoZhaN shall pay a $0.05 bonus based on total oilfield reserves, as defined in the State Balance of Reserves (Oil) of Kazakhstan as of January 1, 2000, equivalent to proven recoverable reserves.

  e) Contingencies related to purchase of geological information from the MEMR –In accordance with the Purchase Agreements concluded with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan on July 10, 2002, the Corporation may incur a penalty for delaying payment for the geological information purchases from the MEMR relating to the Morskoye, Karatal and Dauletaly oilfields at a rate of 10% per annum. Payments for the geological information purchase for the Karatal and Dauletaly oilfields were made by the Corporation with a significant delay. Management believes that the obligation for the penalty is not probable and thus no provision has been recognized in the financial statements for this amount. In accordance with the Agreements on Acquisition of the Right on the Geological Information use # 710 and # 711 dated January 21, 2002, the Corporation is obliged to pay an additional amount for the right of geological information use if KoZhaN attracts foreign investors.

  f) Commitment to make payments based on production –Arising from BSEK’s acquisition of KoZhaN interest (See Note 1), the Corporation is committed to make the following payments to the non- controlling partners of KoZhaN, as a group, upon achieving the following production milestones, where production is calculated after deducting the government’s share of production, if any, and where one tonne equals seven barrels of oil:

  · $100,000 after the receipt by KoZhaN of payment in full for two sales of a commercial quantity of oil produced, saved, marketed and sold by KoZhaN. Each sale shall not be less than 4,000 tonnes of oil;

  · $300,000 after the receipt by KoZhaN of payment in full for a cumulative production of 40,000 tonnes of a commercial quantity of oil produced, saved, marketed and sold by KoZhaN;

  · $400,000 after the receipt by KoZhaN of payment in full for a cumulative production of 150,000 tonnes of a commercial quantity of oil produced, saved, marketed and sold by KoZhaN;

  · $500,000 after the receipt by KoZhaN of payment in full for a cumulative production of 250,000 tonnes of a commercial quantity of oil produced, saved, marketed and sold by KoZhaN;

    $0.35 per barrel if the price of oil is equal to or less than $14.00;
    $0.75 per barrel if the price of oil is greater than $14.00 and less than or equal to $18.00;
    $1.00 per barrel if the price of oil is greater than $18.00 and less than or equal to $22.00; or
    $1.50 per barrel if the price of oil is greater than $22.00

  During 2006 the oil wells in production within the three production sharing contracts held by KoZhaN produced approximately 502,000 barrels (77,000 tonnes) of oil during 2006 at an average selling price of approximately $14.66

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  per barrel, net of transportation costs. Under the agreement, the Corporation has accrued a liability for $400,000 in meeting the first two tonnage milestones and these costs have been added to the balance in oil and gas properties. In addition, the Corporation has accrued a liability of approximately $360,000 under the royalty portion of the contract and as such, these costs have been treated as a reduction in revenue.

  g) Investment commitments –In accordance with the Subsurface Use Contracts KoZhaN is obliged to invest a minimum of $69,000,000 over the period covered by the Subsurface Use Contracts. An amount of $14,000,000 was committed to be invested during the exploration phase with the remaining $55,000,000 committed for the production phase of the subsoil use contracts. All three Subsurface Use Contracts establish the exploration phase as 6 years from 2003 to 2009, and the production phase as 25 years from 2009 to 2034. The MEMR’s objective in setting minimum work commitments is to ensure certain types of exploratory work is carried out by the license holder, including drilling new wells and seismic activity. The MEMR will measure the degree to which the Corporation has met its commitments in terms of work completed on a yearly basis.

  The MEMR estimates the work commitment in terms of expected spending amounts. The MEMR measures the performance of the Corporation towards meeting its work commitment by evaluating the actual work performed in comparison with the agreed requirements. Actual spending is not a performance measure.

  h) Commercial discovery bonus –In accordance with the Subsurface Use Contracts, the Corporation is obliged to pay to the MEMR a commercial discovery bonus in the amount of 0.1% of the value of proved reserves using the market price of the hydrocarbons. This amount is due within 30 days after the hydrocarbon reserves are approved by the State Committee on Reserves of the Republic of Kazakhstan. In 2006 the Corporation accrued a bonus of approximately $473,000 for commercial reserves discovered for the Morskoye field. The method used to develop the proved reserve amount in calculating the amount of the bonus is not the method required to be used in US GAAP financial statements.

  i) Royalties payable to the State –In accordance with the subsoil use contracts, the Corporation is obliged to pay royalties to the state ranging from 5% to 13% based on production of oil. During 2006 the Corporation paid royalties of approximately $759,000 which were recorded as offsets to oil revenues.

  j) Property Taxes payable to the State –In accordance with the subsoil use contracts, the Corporation is obliged to pay property taxes in the amount of 1% of certain expenses as specified under the production sharing contracts per annum.

  Other Contingencies

  a) Non-compliance with the Subsurface Use Contracts –The MEMR has the right to suspend these contracts or even cancel them if the Corporation is in material breach of obligations and commitments under the Subsurface Use Contracts.

  In accordance with the Subsurface Use Contracts signed on February 17, 2003, the Corporation was obliged to commence exploration activities within 60 days after signing the Contracts.

  b) Commitment to sell produced oil in Kazakhstan –In accordance with the Subsurface Use Contracts, the Corporation is obliged to sell 100% of oil produced during the exploration stage, and depending on the contract between 20% to 50% of oil produced during the production stage (see Note 28), to oil refineries located in Kazakhstan. The Corporation is able to sell at world market prices (less standard discounts) for oil sold for export, but typically receives only 25 to 35% of the world market price for oil sales made to local refiners in Kazakhstan.

  c) Obligation to return non-productive areas covered by Subsoil Use Contracts –Upon exiting the exploration phase of the Subsoil Use Contracts, the Corporation and the MEMR will agree to an area that the Corporation will return to develop during the production phase of the Contracts. All area outside of the area agreed to will be returned to the state at that time.

  d) Commitment to Reimburse Historical Costs of the MEMR – In February 2006, and later amended in

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  December 2006, the Corporation and the MEMR agreed to amend the three production sharing contracts held by KoZhaN. The amendment calls for the Corporation to reimburse the MEMR for the historical costs incurred on the three fields upon the Corporation entering the production phase of the production sharing contracts. The amounts of $1,385,238 (KZT 175,925,226), $5,743,690 (KZT 729,448,630) and $1,057,290 (KZT 134,275,830) are payable in equal quarterly installments over a 20 year period after commencement of the production phase of the Dauletaly, Morskoye and Karatal contracts, respectively.

  Financial Commitments and Contingencies – Vector Energy West

  In 2005 the Company lost both licenses it held under Vector Energy West and therefore no contingent liabilities have been recorded or disclosed in connection with its previous subsoil use contracts.

  PROVISION FOR LOSS CONTINGENCY

  There are times when non-recurring events occur that require management to consider when an accrual for a loss contingency is appropriate and they typically relate to legal proceedings and other claims and litigation. The Corporation analyzes its legal proceedings and other claims based on available information to assess potential liability. The Corporation develops its views on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. Based on the forgoing and the outcome of recent court decisions (See Note 26) concerning our ownership interest in KoZhaN, LLP, the Corporation has accrued a provision of approximately $5,175,000 under the guidance provided by SFAS 5 “Accounting for Contingencies”.

  26. LEGAL PROCEEDINGS

  Atyrau Block

  Proceedings Against Ligostrade Services and Shakirov

  On or about September 30, 2005, VEW’s former in-house lawyer / employee, Mr. Farkhad K. Shakirov, transferred and assigned VEW’s subsoil use rights arising in relation to the Atyrau Block to a newly formed shell Corporation called Ligostrade Services LLP. The Corporation contends that Mr. Shakirov had neither the authority to effect such transfer nor was such transfer approved by the Corporation’s Board of Directors or any member of management.

  On November 17, 2005, VEW and BSEA commenced legal proceedings in the Almaty City Court against Ligostrade and Mr. Shakirov requesting that the court recognize the Assignment Agreement signed by Mr. Shakirov on behalf of VEW and Ligostrade dated on or about September 30, 2005, as well as Amendment Agreement No. 1 to such Assignment Agreement as invalid. On November 22, 2005, VEW and BSEA obtained an injunction preventing Ligostrade, Mr. Shakirov and the MEMR from seeking to register VEW’s rights to the Atyrau block in the name of Ligostrade Services LLP. This injunction was later lifted by the Almaty City Court on February 3, 2006. This case was dismissed by the court without consideration. VEW’s and BSEA’s appeals of the court dismissal and the lifting of the injunction to various courts of appeals have all been rejected. VEW and BSEA have also attempted to commence proceedings in other the Almaty Inter-District Specialized Economic Court against Ligostrade and Mr. Shakirov without any success.

  While a further level of appeal to the Supervision Collegium of the Astana City Court was available to the Corporation, the Board of Directors, upon receipt of counsel from both legal and in-country advisors, took the considered decision that it was counter to the best interests of the Corporation to continue with this matter.

  The Company fully impaired the oil and gas assets related to this matter in 2005 (see Note 8).

  Proceedings Against MEMR

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  On January 30, 2006, VEW and BSEA commenced proceedings in the Astana Specialized Inter-District Economic Court against MEMR contending that its transfer of VEW’s subsoil rights from the Atyrau Block to Ligostrade was illegal. As a result, on March 13, 2006, the court issued a ruling that invalidated such transfer.

  On March 15, 2006, this ruling was appealed by MEMR and Ligostrade, and on April 4, 2006, the Astana City Court issued a new decision cancelling the Specialized Inter-District Economic Court’s decision.

  While a further level of appeal to the Supervision Collegium of the Astana City Court was available to the Corporation, the Board of Directors, upon receipt of counsel from both legal and in-country advisors, took the considered decision that it was counter to the best interests of the Corporation to continue with this matter.

  Liman-2 Block

  On March 23, 2006, VEW received a letter from MEMR to notify it that its subsoil use rights in relation to the Liman-2 Block, pursuant to Contract No. 1076, had been suspended for a six months due to claims regarding the implementation and fulfillment of the minimum works program. By letter dated October 7, 2005, MEMR cancelled Vector’s subsoil use rights arising in relation to the Liman-2 Block.

  VEW received a letter dated April 11, 2006, from MEMR, confirming termination of the Liman-2 subsoil use contract as of October 5, 2005, for alleged inadequate performance of the minimum Work Program commitments.

  While a further level of appeal to the Supervision Collegium of the Astana City Court was available to the Corporation, the Board of Directors, upon receipt of counsel from both legal and in-country advisors, took the considered decision that it was counter to the best interests of the Corporation to continue with this matter.

  The Company fully impaired the oil and gas assets related to this matter in 2005 (see Note 8).

  Claim by Spouses of former Partners in KoZhaN

  In August, 2006 the Corporation was advised that spouses of four of the five former participants of KoZhaN (jointly referred to as the “Plaintiffs”) had filed Statements of Claims against BSEK, the Almaty Department of Justice, Notary Kanadanova, and four of the five former participants of KoZhaN (jointly referred to as the “Defendants”) seeking to invalidate: (i) the 2003 SPA, and (ii) the re-registration of KoZhaN by BSEK.

  The former participants of KoZhaN are:

  Mukashev Bolat Raimkanovich;

  Kachapov Garifolla Sapayevich;

  Baikenov Kadyr Karkabatovich;

  Asanova Turgan Nurtaevna;

  Faskhutdinov Ruslan Rakhimzhanovich,

  The Plaintiffs alleged that they had not consented to the sale of the participatory interests under the 2003 SPA, and that their spousal consents were needed for a disposal of what they considered to be “marital property”. On September 13, 2006, the trial court issued a Resolution bringing KoZhaN into the proceedings as a non-party intervener on the part of Defendants. Kazakh counsel, McLeod Dixon, advised as a matter of Kazakhstan law, consent of a spouse to a transaction relating to a disposal of the marital property entered by the other spouse, is presumed. In addition, no formal spousal consent was required for the 2003 SPA because the transaction did not trigger mandatory notarization or registration with state authorities.

  October 17, 2006. The Plaintiffs filed additional claims seeking to invalidate three powers of attorney of August 8, 2003 and August 9, 2003, under which three of the former participants of KoZhaN authorized Mr Bolat Mukashev, another former participant of KoZhaN, to execute the 2003 SPA on their behalf (the “Powers of Attorney”). Plaintiffs also requested the Court to bring into the proceedings, as a co-defendant, Ms. Batkalova who notarized the Powers of Attorney.

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  October 31, 2006, the Court held a meeting with attorneys for the Plaintiffs, BSEK and KoZhaN wherein the Court pointed out that while the Plaintiffs` claims appear to be baseless, it is obvious that the true intention of the Plaintiffs along with the co-defendants, was to challenge the commercial terms of the 2003 SPA due to the alleged non-performance by BSEK of its obligations thereunder. The Court suggested that the parties enter into a settlement agreement.

  On November 3, 2006, BSEK submitted a letter stating that BSEK`s management had repeatedly applied to the Plaintiffs for co-operation with achieving a settlement. However, not only had they refused to co-operate, they had insisted on drafting and signing an additional agreement to the 2003 SPA to amend its commercial terms.

  November 6, 2006, attorneys for BSEK and KoZhaN had preliminary discussions on a possible settlement of the lawsuit. A settlement agreement with the Plaintiffs was not reached.

  November 7, 2006, BSEK submitted a motion for postponement of the court hearing to permit more time for entering into settlement negotiations.

  November 22, 2006, with no settlement before it, the trial court issued its decision under which the Plaintiffs` claims were fully dismissed and their claims to thirty-six percent (36%) the BSEK’s participatory interest in KoZhaN were invalidated accordingly.

  December 11, 2006, the Plaintiffs appealed the trial court decision of November 22, 2006 to the Civil Collegium of Almaty City Court (the “Appellate Court”) requesting a cancellation of this decision and that the case be sent back for new trial.

  February 6, 2007, the Appellate Court hearing was held and BSEK filed a motion for postponement of the Court hearing due to non-appearance of all other co-defendants and KoZhaN`s advocate - the motion was declined. Despite strong objections from BSEK to each point of argument, the Appellate Court issued a Resolution cancelling the trial court decision of November 22, 2006 and remanded the case back to the trial court for a new trial.

  February 19, 2007, BSEK and KoZhaN appealed the Appellate Court Resolution of February 6, 2007.

  March 7, 2007, the preliminary hearing for the BSEK appeal was scheduled with the KoZhaN appeal for March 15, 2007. Both appeals were rejected by the Supervisory Panel of the Almaty City Court.

  April 19, 2007, BSEK and KoZhaN submitted their Objections to the Plaintiffs` Additional Claims re Protocol. The Plaintiffs` Advocate submitted the Statement of Claim from Mrs. Tulegenova (spouse of Mr. Baikenov, one of the sellers under the 2003 SPA and one of the former participants of KoZhaN) as a third party with independent claims, which was accepted by the judge. BSEK submitted a motion for postponement of this court hearing due to needing time to acquaint themselves with this Statement of Claim and to prepare responding Objections to it. The Plaintiffs` Advocate filed a letter of application asking the Court not to consider the Plaintiffs additional claims regarding invalidating the Powers of Attorney, (submitted by the Plaintiffs to the trial court in October 2006). BSEK also submitted a motion for postponement of this court hearing due to non-appearance of the Department of Justice, Mr. Mukashev B.R., Mr. Faskhutdinov R.R.; Mr. Kashapov G.S.; and Mrs. Asanova T.N. (the other defendants). The Court hearing was then postponed for April 25, 2006.

  April 26, 2007, the District Court reached a new and entirely different decision in favour of the spouses (the "26 April Judgment"). It ordered that the 2003 SPA, the Minutes of the Extraordinary General Meeting of KoZhaN dated 11 August 2003 and the re-registration of KoZhaN dated 24 September 2003 at the Department of Justice for the City of Almaty all be invalidated and annulled.

  July 6, 2007, the Appellate Court heard the various appeals then pending. The Plaintiffs’ withdrew their Private Appeal on Resolution of the trial court dated May 16, 2007, by which the Plaintiffs’ motion to seize BSEK’s and KoZhaN’s assets were declined. In respect to KoZhaN’s appeal of the 26 April Judgement, the Appellate Court declined the appeal and the decision of the trial court dated April 26, 2007 was upheld.

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  BSEK immediately submitted to the General Prosecutor its motion with a request to suspend any execution of this adverse court decision.

  July 27, 2007, the General Prosecutor issued its Resolution, by which the execution of the court decision dated April 26, 2007 was suspended until a full review of all court case materials was conducted.

  September 25, 2007, BSEK delivered to the Plaintiffs, a Notice of Intention to File a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration as provided for under the terms of the 2003 SPA.

  October 8, 2007, a letter dated October 5, 2007 was received from the Office of the Chief of the Department of the Almaty City Prosecution Office, Counsellor of Justice Zh. M. Atanov, wherein he advised that his office was issuing a supervisory protest dated October 5, 2007 with a request to reverse the previous court decision and to dismiss in full the Plaintiffs’ claims, which was submitted to the Supervisory Board of the Almaty City Court.

  October 26, 2007, the Supervisory Board of the Almaty City Court heard arguments related to the supervisory protest raised by the Office of the Chief of the Department of the Almaty City Prosecution Office, Counsellor of Justice Zh. M. Atanov. The Supervisory Board sat for five (5) minutes prior to dismissing the General Prosecutor’s supervisory protest.

  October 28, 2007, the General Prosecutor issued a new protest and stopped all actions on the case for a further three (3) month period. On that same day, subsequent to a letter from Big Sky Energy Kazakhstan Ltd. being delivered to the Office of the President of the Republic of Kazakhstan, a resolution from the Office of the President was issued and delivered to the the General Prosecutor wherein he was instructed to “investigate this problem and protect the investors”. The General Prosecutor then issued a new protest and stopped all actions on the case for a further 3 month period.

  October 30, 2007, the Supervisory Board of the Almaty City Court heard arguments related to the supervisory protest raised by the Office of the Chief of the Department of the Almaty City Prosecution Office, Counsellor of Justice Zh. M. Atanov. The Supervisory Board sat for five minutes prior to dismissing such supervisory protest.

  November 1, 2007, the General Prosecutor of the Republic of Kazakhstan issued a Decree on Suspension of Court Decision Execution and sent a copy of such Decree to Big Sky Energy Kazakhstan Ltd. on November 2, 2007. Such Decree, like the Supervisory Protest issued by the Almaty City Prosecutor’s Office on July 27, 2007, is a stay of execution of the prior trial court’s decision in this matter for a period of three (3) months.

  On or about January 14, 2008, the Corporation received a Resolution of the Chief of the 1st Department of the General Prosecutor’s Office of Kazakhstan, senior advisor of justice Mr. Kravchenko A.N., wherein it was advised that the Prosecutors Office had determined there were elements of crime under item B part 3 of Article 177 of the RK Criminal Code in the indicated actions of the former participants of KoZhaN and their spouses in seeking to invalidate the 2003 Sale Purchase Agrement and that as per Articles 177, 186 and 189 of the RK Criminal Procedure Code, and Articles 20, 29 of the RK Law, the Prosecutor’s Office had decided to:

1.	To open a criminal case of fraud under item B part 3 of Article 177 of the RK Criminal Code.

2.	To send this criminal case to the Committee of National Security of Kazakhstan for conduct of preliminary investigation.

3.	To notify all concerned parties about this decision.

  February 8, 2008, BSEK received the written decision of the Supervisory Collegium of the Supreme Court subsequent to its hearing held on January 30, 2008. The hearing concerned the Protest of the General Prosecutor in respect of the claim filed by the Plaintiffs against BSEK.; Department of Justice in the City of Almaty, Notary Kanadanova, to invalidate the agreement for purchase and sale of the interests in KoZhaN LLP, the Extraordinary Meeting of the LLP and other relief, under Article 398 of the Code of Civil Procedure. This decision is particularly of concern to the Corporation in that it was taken by the court, notwithstanding the fact that Mr. Seidagaliyev and Mrs. Tulegenova renounced their claims in full, jointly with their respective spouses, Mrs. Asanova and Mr. Baikenov,

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  respectively. They stated in the aforesaid joint statements that generally they were aware of the 2003 SPA and had no objections as to such transaction; therefore they issued powers of attorney in the name of Mr. Mukashev authorizing him to sign on their behalves the 2003 SPA.

  The Corporation is intending to appeal this Resolution via the General Prosecutor to the Plenum of the RK Supreme Court.

  KoZhaN is the sole revenue producing subsidiary of the Company which holds all of the Company’s oil assets. If the Company does not successfully defend its interest it could lose up to 90% of its ownership interest in that subsidiary and the revenue therefrom.

  Operating Hazards and Insurance

  The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formation, and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Corporation due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.

  The Corporation maintains certain insurance of various types to cover its operations with policy limits and retention liability customary in the industry given the size of the Corporation and its operations.

  There can be no assurance that insurance, if any, will be adequate to cover any losses or exposure to liability. Although the Corporation believes that the policies obtained by operators provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Corporation and its financial condition via its contractual liability to the prospect.

  27. NON-CASH TRANSACTION NOT DISCLOSED ELSEWHERE

  In 2005, O&G property increased $86,159 through work performed by ABT, Inc. which increased the amount due under the interest free loan from ABT, Inc. by the same amount.

  In 2005, O&G property increased $324,586 due to the increase in the asset retirement obligation to restore and abandon the Corporation’s well sites on the Morskoye, Karatal and Dualetaly fields.

  In 2005, O&G property increased $446,250 due to the increased deferred tax liability associated with the Corporation’s buyout of the remaining minority holders of its KoZhaN subsidiary.

  All 2006 non cash transactions are disclosed in other footnotes elsewhere.

  28. SUBSEQUENT EVENTS

  In January 2007 the Company was granted a limited one year exception to allow it to sell up to 80% of its production under the pilot development program into the international export market. The MEMR had the right to terminate the exemption at any time. The Company simultaneously entered into a contract with Eurasian Oil AG to sell its oil production. The contract price for oil delivery for the 20% domestic sales was set at approximately $28 per barrel. In addition, Eurasian Oil AG agreed to prepay for $2.5 million in oil deliveries. This prepayment was satisfied through the delivery of oil produced in 2007.

  In February 2007, the Corporation entered into an agreement with Hillgate Associates Ltd (effective as of December 9, 2006) in respect of the services of Dr. Servet Harunoglu as Chief Executive Officer and including the granting of 2,000,000 options to purchase shares of common stock at $0.50, fully vested. The Corporation also granted additional stock options to Dr. Servet Harunoglu for up to 5 million additional shares of the Corporation’s common stock, on the following terms:

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  (i) 2.5 million options shall vest upon the Corporation entering into and closing a satisfactory transaction with a local Kazakhstan partner, with the Corporation’s Board of Directors having sole discretion in determining if such transaction is satisfactory;

  (ii) 2.5 million options shall vest upon the closing market bid price for the Corporation’s common stock exceeding US$1.00 per share for a minimum of five (5) consecutive trading days.

  (iii) all options granted under this subparagraph (2) shall be exercisable for a period of two (2) years from the date of grant and have an exercise price of $0.65 per share.

  In February, 2007, Mr. Bruce H Gaston resigned as Chief Financial Officer and Mr. Pankaj Mittal was appointed to that position.

  In April 2007, the Corporation entered into Consultancy Agreements with MH Financial Management Ltd. and Suntree Ltd. and the granted options to purchase shares of common stock of the Corporation to:

Matthew J Heysel	2,000,000	$0.50	Fully Vested	1 year to exercise

Barry R. Swersky	1,000,000	$0.50	Fully Vested	1 year to exercise

Phillip Pardo	250,000	$0.50	Fully Vested	1 year to exercise

Daniel Feldman	250,000	$0.50	Fully Vested	1 year to exercise

  In addition, the Corporation granted Mr. Matthew J Heysel, a further option to purchase an additional 2 Million shares of common stock at an exercise price of $0.65 per share. Such additional grant shall vest upon the closing market bid price for the Corporation’s common stock exceeding US$1.00 per share for a minimum of 5 consecutive trading days and shall be exercisable for a period of 1 year from the date of termination of this agreement.

  In April 2007, the Corporation issued a warrant to Ingalls & Snyder Value Partners LP, to purchase 12,295,982 fully paid and non assessable shares of the Corporation’s common stock, at the price of US$1.22 per share, and such warrant may be exercised by Holder at any time or from time to time prior to the close of business on April 16, 2009.

  In July 2007, the MEMR approved the entry of the producing wells into the full field development program, which put the Morskoye production sharing contract into the production phase. The Morskoye production sharing contract was amended at that time to allow up the Company to sell up to 80% of production into the export market during the production phase of the contract.

  In July 2007, the Corporation announced the resignation of Mr. Pankaj Mittal as Chief Financial Officer.

  In December 2007, the Corporation granted 100,000 options at $1.00 per share to Mrs. M Collet,to be vested as per the Big Sky Stock Award Plan.

  In December 2007, the Corporation entered into Consultancy Agreements with MH Financial Management Ltd. and Suntree Ltd. and granted options to purchase shares of common stock of the Corporation as follows:

Matthew J Heysel	8,000,000	$0.10	Cancellation of all prior option grants

			not exercised as of December 12, 2007.
Servet Harunoglu	10,000,000	$0.10	20% - IMMEDIATE VESTING

			10% upon share price reaching $0.35
Barry R. Swersky	6,000,000	$0.10	for 5 consecutive trading days

			25% upon share price reaching $0.50
			for 5 consecutive trading days

			45% upon share price reaching $1.00
			for 5 consecutive trading days

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  29. SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (unaudited)

  Proved reserves are estimated quantities of oil, gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved reserves are reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. The reserve volumes presented are estimates only and should not be construed as being exact quantities. These reserves may or may not be recovered and may increase or decrease as a result of our future operations and changes in economic conditions. Our oil and gas reserves were prepared by independent reserve engineers at December 31, 2006. Prior to 2006, there were no proved reserves.

  Results of operations for oil and gas producing activities, all in Kazakhstan, were as follows for the year ended December 31:

	2006	2005

Net Revenues	$ 8,547,584	$ 525,518
Operating expenses	(2,311,319)	(178,968)
Depreciation, depletion and amortization	(7,716,822)	-
Geological & Geophysical costs	(2,722,358)	(6,339,377)
Impairment of Oil & Gas Properties	(50,267,353)	(9,537,245)

Operating loss	(54,470,268)	(15,530,072)
Income tax provision	(808,450)	-

Results of Operations for Oil and Gas Producing
Activities	$ (55,278,718)	$ (15,530,072)

  Costs incurred for oil and gas property acquisition, exploration and development activities

  Costs incurred for oil and gas property acquisition, exploration and development activities for 2006 and 2005 are as follows:

Year Ended December 31, 2006
Property Acquisition
Unproved	$ -
Proved	44,583,530
Exploration	8,634,592
Development	1,905,665

Total costs incurred	$ 55,123,787

Year Ended December 31, 2005
Property Acquisition
Unproved	$ -
Proved	-
Exploration	20,184,025
Development	-

Total costs incurred	$ 20,184,025

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  Oil and Gas Reserves

  At December 31, 2005, the Corporation had producing wells on test production (three wells on the Morskoye field and one on the Karatal field). However, since the wells had only started producing in the last weeks of December 2005 and being the first wells drilled and on long-term test production, no proved reserves were established as of December 31, 2005.

  The following tables set forth our net proved oil and gas reserves, including the changes therein, and net proved developed reserves at December 31, 2006, as estimated by the independent petroleum engineering firm, Sproule, International Ltd.:

(in thousands of barrels)	2006	2005

January 1	-	-
Purchase of properties	-	-
Revisions of previous estimates	-	-
Extension, discoveries, other additions	1,801	-
Production	(502)	-
Disposition of properties	-	-

	1,299	-

  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

  Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates for where production occurs. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

  Estimates of future cash inflows are based on prices at year-end. Oil, gas and condensate prices are escalated only for fixed and determinable amounts under contractual provisions. Estimated future cash inflows are reduced by estimated future development, production, abandonment and dismantlement costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense.

  The standardized measure of discounted future net cash flows is not intended to present the fair market value of our oil and gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs, an allowance for return on investment and the risks inherent in reserve estimates.

  The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

(in Thousands)	2006	2005

Future cash inflows	$ 40,409	$ -
Less related future:
Production costs	(7,861)	-
Development & abandonment costs	(12,767)	-

Future net cash flows before income taxes	19,781	-
Future income taxes	(5,150)	-

Future net cash flows (1)	14,631	-
10% annual discount for estimating timing of cash flows	(2,773)	-

Standardized measure if discounted future net cash flows	$ 11,858	$ -

BIG SKY ENERGY CORPORATION Notes to Consolidated Financial Statements

  A summary of the changes in the standardized measure for the discounted future net cash flows applicable to proved oil and gas reserves for Kazakhstan is as follows:

(in Thousands)	2006	2005

Beginning of Year	$ -	$ -

Purchase (sale) of reserves in place	-	-
Revisions of previous estimates	-	-
Development costs incurred during the period	(1,906)	-
Additions to proved reserves resulting from
Extensions, discoveries & improved	-	-
Recovery	20,000	-
Accretion of discount	-	-
Sales of oil & gas, net of production costs	(6,236)	-
Net change in sales prices, net of
Production costs	-	-
Changes in production rates (timing) and other	-	-

Net increase (decrease)	11,858

End of Year	$ 11,858	$ -